Form 10-Q
period 1996-06-30
ENCORE WIRE CORP /DE/
filed 1996-08-13
CIK 850460

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1996


                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------


                        Commission file number:  0-20278


                            ENCORE WIRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                                  75-2274963
         (State of incorporation)                      (I.R.S. employer
                                                     identification number)

            1410 MILLWOOD ROAD
             MCKINNEY, TEXAS                                75069
 (Address of principal executive offices)                 (Zip code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 562-9473



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  x    No
                                                -----    -----


 Number of shares of Common Stock outstanding as of August 2, 1996:  7,106,417




================================================================================

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996


                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
           June 30, 1996 (Unaudited) and December 31, 1995

         Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
           Quarters and six months ended June 30, 1996 and June 30, 1995

         Consolidated Statements of Cash Flows (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . 6
           Six months ended June 30, 1996 and June 30, 1995

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II.         OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

         (A)      Exhibit 11 - Statement re Computation of
                  Per Share Earnings

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                                                       FORM 10-Q



                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,                December 31,
                                                                                   1996                      1995
In Thousands of Dollars                                                         (Unaudited)              (See Note 1)
- ----------------------------------------------------------------------------------------------------------------------
                                 ASSETS

Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $         --             $          992
         Accounts receivable (net of allowance of
            $480 and $431)  . . . . . . . . . . . . . . . . . . . . . .             34,558                     28,188
         Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . .             21,768                     24,549
         Prepaid expenses and other assets  . . . . . . . . . . . . . .                419                        209
         Current taxes receivable . . . . . . . . . . . . . . . . . . .                 --                      1,042
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                234                        234
                                                                              ------------             --------------
            Total current assets  . . . . . . . . . . . . . . . . . . .             56,979                     55,214

Property, plant and equipment-on the basis of cost:
         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                287                        287
         Buildings and improvements . . . . . . . . . . . . . . . . . .              8,194                      8,188
         Machinery and equipment  . . . . . . . . . . . . . . . . . . .             28,486                     27,997
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .                521                        507
                                                                              ------------             --------------

            Total property, plant, and equipment  . . . . . . . . . . .             37,488                     36,979

            Accumulated depreciation and
                amortization  . . . . . . . . . . . . . . . . . . . . .              9,176                      7,585
                                                                              ------------             --------------
                                                                                    28,312                     29,394

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 49                         47
                                                                              ------------             --------------

Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     85,340             $       84,655
                                                                              ============             ==============

                         See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                                                      June 30,            December 31,
                                                                                        1996                 1995
In Thousands of Dollars, Except Share Data                                          (Unaudited)           (See Note 1)
- ----------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $     19,368         $       15,488
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .             3,206                  4,166
      Current income taxes payable  . . . . . . . . . . . . . . . . . . . . .               193                     --
                                                                                   ------------         --------------

      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .            22,767                 19,654

Non-current deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             1,624                  1,624
Long term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,800                 23,000

Stockholders' equity:
Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - (7,106,417
                 at June 30, 1996 and 7,104,417 at
                 December 31, 1995) . . . . . . . . . . . . . . . . . . . . .                71                     71
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            28,497                 28,495
Treasury stock - 77,500 at June 30, 1996 and
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .              (838)                  (838)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,419                 12,649
                                                                                   ------------         --------------

      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            41,149                 40,377
                                                                                   ------------         --------------

Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . .      $     85,340         $       84,655
                                                                                   ============         ==============


Note: The consolidated balance sheet at December 31, 1995, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                       Quarter Ended              Six Months Ended
                                                                           June 30,                    June 30,
                                                                      -----------------            ----------------
In Thousands of Dollars, Except Per Share Data                        1996         1995          1996           1995

- -------------------------------------------------------------------------------------------------------------------------

  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .   $   44,747   $    38,674    $    84,762   $   76,767
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . .       40,203        35,877         76,786       70,125
                                                                  ----------    ----------     ----------   ----------

  Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .        4,544         2,797          7,976        6,642

  Selling, general, and administrative expense  . . . . . . . .        3,114         2,663          5,817        5,194
                                                                  ----------    ----------     ----------   ----------

  Operating income  . . . . . . . . . . . . . . . . . . . . . .        1,430           134          2,159        1,448

  Interest expense (net)  . . . . . . . . . . . . . . . . . . .          477           408            907          703
                                                                  ----------    ----------     ----------   ----------

  Income (loss) before income taxes . . . . . . . . . . . . . .          953          (274)         1,252          745

  Provision (benefit) for income taxes  . . . . . . . . . . . .          367          (106)           482          287
                                                                  ----------    ----------     ----------   ----------

  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $      586   $      (168)   $       770  $       458
                                                                  ==========   ===========    ===========  ===========

  Net income (loss) per common and common
     equivalent share . . . . . . . . . . . . . . . . . . . . .   $      .08   $      (.02)    $      .11  $       .06
                                                                  ==========   ===========    ===========  ===========

  Weighted average common and common
     equivalent shares  . . . . . . . . . . . . . . . . . . . .        7,085         7,205          7,086        7,227
                                                                  ==========    ==========     ==========   ==========

  Cash dividends declared per share . . . . . . . . . . . . . .   $       --   $        --    $        --  $        --
                                                                  ==========   ===========    ===========  ===========



                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                 Six Months Ended
                                                                                                     June 30,
In Thousands of Dollars                                                                        1996            1995

- -------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    770      $      458
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
         Depreciation and amortization . . . . . . . . . . . . . .. . . . . . . . . . . .        1,615           1,469
         Reduction of inventory cost to market . . . . . . . . . .. . . . . . . . . . . .          288              --
         Provision for bad debts . . . . . . . . . . . . . . . . .. . . . . . . . . . . .          112             125
         Changes in operating assets and liabilities:
            Accounts receivable  . . . . . . . . . . . . . . . . .. . . . . . . . . . . .       (6,482)         (2,663)
            Inventory  . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .        2,493          (5,288)
            Accounts payable and accrued liabilities . . . . . . .. . . . . . . . . . . .        3,880           3,188
            Other assets and liabilities . . . . . . . . . . . . .. . . . . . . . . . . .       (1,170)           (159)
            Current income taxes payable . . . . . . . . . . . . .. . . . . . . . . . . .        1,235            (474)
                                                                                              --------      ----------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . .        2,741          (3,344)
                                                                                              --------      ----------

INVESTING ACTIVITIES
       Purchases of property, plant and equipment . . . . . . . . . . . . . . . . . . . .         (625)         (3,312)
       Proceeds from Sale of Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .           90              --
                                                                                              --------      ----------

          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . .         (535)         (3,312)
                                                                                              --------      ----------

FINANCING ACTIVITIES
       Borrowings (repayments) under notes payable  . . . . . . . . . . . . . . . . . . .       (3,200)          7,100
       Purchases of Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (537)
       Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . .            2              74
                                                                                              --------      ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . .       (3,198)          6,637
                                                                                              --------      ----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (992)            (19)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          992           1,264
                                                                                              --------      ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     --      $    1,245
                                                                                              ========      ==========


                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                        JUNE 30,               DECEMBER 31,
                                                          1996                      1995
                                                     --------------           ---------------
         Raw materials  . . . . . . . . . . . . . . $         2,236           $         3,290
         Work-in-process  . . . . . . . . . . . . .           4,551                     4,992
         Finished goods . . . . . . . . . . . . . .          17,900                    22,414
                                                    ---------------           ---------------

                                                             24,687                    30,696

         Decrease to LIFO cost  . . . . . . . . . .          (2,631)                   (6,147)
                                                    ---------------           ---------------

                                                             22,056                    24,549

         Reduction to market value                            (288)                        --
                                                    ---------------           ---------------

                                                    $        21,768           $        24,549
                                                    ===============           ===============


         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because

                                                                       FORM 10-Q



these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 3 - INCOME (LOSS) PER SHARE

         Income (loss) per common and common equivalent share is computed using the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at June 30, 1996, as computed in the Financing Agreement, was $34.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company have amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of June 30, 1996. At June 30, 1996, the balance outstanding under the Financing Agreement was $19.8 million. Amounts outstanding under the Financing Agreement are payable on July 15, 1997 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 400,000 shares, or approximately 6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization will be made in the open market or through privately negotiated transactions. The Company has amended its Financing Agreement to allow it to effect this repurchase of common stock. As amended, the Financing Agreement permits the Company to repurchase up to 400,000 shares of common stock at prices not to exceed $13.75 per share. As of June 30, 1996, the Company had repurchased 77,500 shares of its common stock in the open market at a weighted average price of $10.81 per share.

                                                                       FORM 10-Q



                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company was incorporated in April 1989 and during the remainder of that year used its resources to acquire, equip and test its manufacturing facility. In late February 1990, the Company began to manufacture and sell residential wire. In 1994, the Company completed a plant expansion for the production of commercial wire.

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper rod, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 71.7%, 73.9%, 70.0%, 67.9% and 76.8% of the Company's cost of goods sold during fiscal 1991, 1992, 1993, 1994 and 1995, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended June 30, 1996 and 1995. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Net sales for the second quarter of 1996 amounted to $44.7 million compared with net sales of $38.7 million for the second quarter of 1995, an increase of 16%. This increase was primarily due to an increase in sales volume of 26%, which was partially offset by a decrease in the average cost of copper. The decrease in the average cost of copper resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the second quarter of 1996 compared to the second quarter of 1995. As discussed above, the impact on net sales of this increase in sales volume was reduced by the decrease in average sales price per copper pound sold. The average sales price per copper pound of product sold was $1.82 in the second quarter of 1996, compared to $1.98 in the second quarter of 1995. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $40.2 million in the second quarter of 1996, compared to $35.9 million in the second quarter of 1995. Copper costs increased to $30.7 million in the second quarter of 1996 from $28.3 million in the second quarter of 1995. The average cost per copper pound purchased decreased to $1.23 in the second quarter of 1996 from $1.40 in the second quarter of 1995. Copper costs as a percentage of net sales decreased to 68.7% in the second quarter of 1996 from 73.3% in the second quarter of 1995. This decrease as a percentage of net sales in the second quarter of 1996 from the

                                                                       FORM 10-Q



comparable quarter in 1995 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the second quarter of 1996 due to a greater decrease in the average cost per copper pound purchased than the sales price per copper pound. The increased differential was a result of improved pricing conditions and, along with higher volume, were the primary factors in the Company's net income increasing to $586,000 in the second quarter of 1996 from a loss of $168,000 in the second quarter of 1995. Other raw material costs as a percentage of net sales remained relatively unchanged at 12.5% in the second quarter of 1996, compared with 12.2% in the second quarter of 1995. Depreciation, labor and overhead costs as a percentage of net sales remained constant at 8.3% in the second quarter of 1996 and 1995. Although these costs as measured by pound of copper sold decreased during the second quarter of 1996 compared to the second quarter of 1995, these costs as a percentage of net sales remained constant because of the decrease in sales price per copper pound of product sold (as discussed above).

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the second quarter of 1996, necessitating a decrease in the LIFO reserve of $135,000 that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the second quarter of 1995, the price of copper decreased necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold by $416,000. At June 30, 1995, LIFO cost did not exceed the market value of the inventory, therefore no adjustment to lower the cost of the inventory to the market value was necessary. However, at June 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $288,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $4.5 million, or 10.2% of net sales, for the second quarter of 1996 from $2.8 million, or 7.2% of net sales, for the second quarter of 1995. The increase in gross profit as a percentage of net sales was due primarily to the improved pricing environment for the Company's products which resulted in a higher differential between product price and copper cost in the second quarter of 1996, as discussed above.

         General and administrative expenses were $775,000, or 1.7% of net sales, in the second quarter of 1996 compared to $724,000, or 1.9% of net sales, in the second quarter of 1995. The provision for bad debts in the second quarter of 1996 increased to $112,000 in the second quarter of 1996 compared to $70,000 in the second quarter of 1995. Selling expenses for the second quarter of 1996 were $2.3 million, or 5.2% of net sales, compared to $1.9 million, or 5.0% of net sales, in the second quarter of 1995. This slight increase as a percentage of net sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound sold decreased.

                                                                       FORM 10-Q



         Net interest expense was $477,000 in the second quarter of 1996 compared to $408,000 in the second quarter of 1995. The increase was due to more debt outstanding during the second quarter of 1996 which was necessary to satisfy increased working capital requirements related to an increase in accounts receivable and the build up in inventories. Accounts receivable increased as a result of increased sales volumes. The increase in inventories is primarily due to the accumulation of larger quantities of inventory necessary to support sales of commercial wire. These were partially offset by the decreased cost of copper in the second quarter of 1996 compared to the second quarter of 1995.

         The Company's effective tax rate remained constant at 38.5%.

         As a result of the foregoing factors, the Company's net income was $586,000 in the second quarter of 1996 compared to a loss of $168,000 in the second quarter of 1995.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1993

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the six months ended June 30, 1996 and 1995. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Net sales for the first six months of 1996 amounted to $84.8 million compared with net sales of $76.8 million for the first six months of 1995, an increase of 10%. This increase was primarily due to an increase in sales volume of 25%, which was partially offset by a decrease in the average cost of copper. The decrease in the average cost of copper resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first six months of 1996 compared to the first six months of 1995. As discussed above, the impact on net sales of this increase in sales volume was reduced by the decrease in average sales price per copper pound sold. The average sales price per copper pound of product sold was $1.81 in the first six months of 1996, compared to $2.04 in the first six months of 1995. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $76.8 million in the first six months of 1996, compared to $70.1 million in the first six months of 1995. Copper costs increased to $61.9 million in the first six months of 1996 from $54.2 million in the first six months of 1995. The average cost per copper pound purchased decreased to $1.24 in the first six months of 1996 from $1.42 in the first six months of 1995. Copper costs as a percentage of net sales increased to 73.1% in the first six months of 1996 from 70.5% in the first six months of 1995. This increase as a percentage of net sales in the first six months of 1996 from the comparable six months in 1995 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was decreased in the first six months of 1996 due to a greater decrease in the sales price per copper pound than the average cost per copper pound purchased. Other raw material costs as a percentage of net sales increased to 12.9% in the first six months of 1996, compared with 12.5% in the first six months of 1995. Depreciation, labor and overhead costs as a percentage of net sales increased to 8.3% in the first six months of 1996 compared to 7.7% in the first six months of 1996. Although other raw materials, depreciation, labor and overhead as measured by pound of copper sold decreased

                                                                       FORM 10-Q



during the first six months of 1996 compared to the first six months of 1995, these costs as a percentage of net sales increased because of the decrease in sales price per copper pound of product sold (as discussed above).

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the first six months of 1996, necessitating a decrease in the LIFO reserve of $3.5 million that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the first six months of 1995, the price of copper remained relatively constant, but necessitated an increase in the LIFO reserve that resulted in a decrease to the inventory value and a increase to the cost of goods sold by $500,000. At June 30, 1995, LIFO cost did not exceed the market value of the inventory, therefore no adjustment to lower the cost of the inventory to the market value was necessary. However, at June 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $288,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $7.9 million, or 9.4% of net sales, for the first six months of 1996 from $6.6 million, or 8.7% of net sales, for the first six months of 1995. The increase in gross profit as a percentage of net sales was due primarily to larger unit volume in the first six months of 1996 compared to the first six months of 1995 as well as the improved pricing environment for the Company's products. This improved pricing environment resulted in a higher differential, as a percentage of net sales, between product price and copper cost in the first six months of 1996, compared to the same period in 1995.

         General and administrative expenses were $1.4 million, or 1.6% of net sales, in the first six months of 1996 compared to $1.5 million, or 1.9% of net sales, in the first six months of 1995. Although the dollar amount of general and administrative expenses remained relatively constant, they decreased as a percentage of net sales because of the increase in net sales. The provision for bad debts in the first six months of 1996 decreased to $112,000 in the first six months of 1996 compared to $139,000 in the first six months of 1995. Selling expenses for the first six months of 1996 were $4.5 million, or 5.3% of net sales, compared to $3.7 million, or 4.9% of net sales, in the first six months of 1995. This slight increase as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound sold decreased.

         Net interest expense was $906,000 in the first six months of 1996 compared to $703,000 in the first six months of 1995. The increase was due to more debt outstanding during the first six months of 1996 which was necessary to satisfy increased working capital requirements related to an increase in accounts receivable and the build up in inventories. Accounts receivable increased as a result of increased sales volumes. The increase in inventories is primarily due to the accumulation of larger quantities of inventory necessary to support sales of commercial wire. These were partially offset by the decreased cost of copper in the first six months of 1996 compared to the first six months of 1995.

                                                                       FORM 10-Q



         The Company's effective tax rate remained constant at 38.5%.

         As a result of the foregoing factors, the Company's net income increased to $770,000 in the first six months of 1996 from $458,000 in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides to most of its customers 60-day payment terms, although the Company's suppliers typically require more immediate payment, generally within 30 days. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

         Effective June 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at June 30, 1996, as computed in the Financing Agreement, was $34.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company have amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of June 30, 1996. At June 30, 1996, the balance outstanding under the Financing Agreement was $19.8 million. Amounts outstanding under the Financing Agreement are payable on July 15, 1997 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 400,000 shares, or approximately 6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization will be made in the open market or through privately negotiated transactions. The Company has amended its Financing Agreement to allow it to effect this repurchase of common stock. As amended, the Financing Agreement permits the Company to repurchase up to 400,000 shares of common stock at prices not to exceed $13.75 per share. As of June 30, 1996, the Company had repurchased 77,500 shares of its common stock in the open market at a weighted average price of $10.81 per share.

         Cash provided by operations was $2.7 million in the first six months of 1996 compared to cash used by operations of $3.3 million in the first six months of 1995. This decrease in the use of cash is primarily the result of the decrease of inventory in the first six months of 1996 compared to an increase in the first six months of 1995, as well as greater net income in the first six months of 1996 compared to the first six months of 1996. These items were partially offset by a greater increase in accounts receivable in the first six months of 1996 compared to the first six months of 1995. The increase in

                                                                       FORM 10-Q



accounts receivable in the first six months of 1996 was due to a larger increase in sales in the first six months of 1996 from the fourth quarter of 1995 compared to the increase in sales in the first six months of 1995 from the fourth quarter of 1994. Cash used in investing activities decreased from $3.3 million in the first six months of 1995 to $535,000 in the first six months of 1996. In both periods, these funds were used primarily to increase the Company's production capacity. The cash provided by financing activities was due primarily to borrowings in the first six months of 1996 and 1995 used to fund the activities discussed above.

         During the remainder of 1996, the Company's capital expenditures will include the purchase of additional production equipment for its residential and commercial wire operations. These capital expenditures are estimated to be $2.0 million. In addition, the Company expects its working capital requirements to increase during the remainder of 1996 as a result of
anticipated increases in sales.   However, these increased working capital
requirements may be partially offset by lower copper prices.   Moreover, the
Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the revolving credit facility will satisfy working capital expenditure requirements for the next twelve months.

This report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.

                                                                       FORM 10-Q





                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11       Statement re computation of per share earnings.

         27       Financial Data Schedule

    (b) The Company filed a current report on Form 8-K dated May 9, 1996 (date of event reported: May 7, 1996) relating to a press release distributed by the Company regarding a change in management. No financial statements were included in such report. No other reports on form 8-K were filed by the Company during the three months ended June 30, 1996.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENCORE WIRE CORPORATION
                                ----------------------------------------------
                                                (Registrant)


Date: August 14, 1996                       /s/ Vincent A. Rego
                                ----------------------------------------------
                                       Vincent A. Rego, President and
                                          Chief Executive Officer


Date: August 14, 1996                       /s/ Scott D. Weaver
                                ----------------------------------------------
                                 Scott D. Weaver, Vice President - Finance,
                                          Treasurer and Secretary
                                       (Principal Financial Officer)

                                                                       FORM 10-Q



                               INDEX TO EXHIBITS


                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                                             Exhibit                             Page
- --------                                           -------                         ------------
11                                         Statement re Computation of
                                           Per Share Earnings

27                                         Financial Data Schedule
