Form 10-Q
period 1996-09-30
ENCORE WIRE CORP /DE/
filed 1996-11-12
CIK 850460

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

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996


                                       OR


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    ----------


                       Commission file number:  0-20278


                           ENCORE WIRE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                 75-2274963
       (State of incorporation)          (I.R.S. employer identification number)



     1410 MILLWOOD ROAD
       MCKINNEY, TEXAS                                   75069
(Address of principal executive offices)               (Zip code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 562-9473



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]    No [ ]


Number of shares of Common Stock outstanding as of November 4, 1996:  7,112,917





================================================================================

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                                                                Page No.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.    Consolidated Financial Statements

             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
               September 30, 1996 (Unaudited) and December 31, 1995

             Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
               Quarters and nine months ended September 30, 1996 and September 30, 1995

             Consolidated Statements of Cash Flows (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . 6
               Nine months ended September 30, 1996 and September 30, 1995

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

     ITEM 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

          (A)   Exhibit 11 - Statement re Computation of
                Per Share Earnings

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                                                       FORM 10-Q



                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     December 31,
                                                                                   1996              1995
In Thousands of Dollars                                                         (Unaudited)      (See Note 1)
---------------------------------------------------------------------------------------------------------------
                                 ASSETS

Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,688          $       992
         Accounts receivable (net of allowance of
            $519 and $431)  . . . . . . . . . . . . . . . . . . . . . .           36,473               28,188
         Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . .           23,227               24,549
         Prepaid expenses and other assets  . . . . . . . . . . . . . .              271                  209
         Current taxes receivable . . . . . . . . . . . . . . . . . . .               --                1,042
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .              234                  234
                                                                              ----------          -----------
            Total current assets  . . . . . . . . . . . . . . . . . . .           61,893               55,214


Property, plant and equipment-on the basis of cost:
         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              287                  287
         Buildings and improvements . . . . . . . . . . . . . . . . . .            8,332                8,188
         Machinery and equipment  . . . . . . . . . . . . . . . . . . .           29,138               27,997
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .              542                  507
                                                                              ----------          -----------
            Total property, plant, and equipment  . . . . . . . . . . .           38,299               36,979

            Accumulated depreciation and
                amortization  . . . . . . . . . . . . . . . . . . . . .           10,049                7,585
                                                                              ----------          -----------
                                                                                  28,250               29,394

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               64                   47
                                                                              ----------          -----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   90,207          $    84,655
                                                                              ==========          ===========

                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                                                   September 30,      December 31,
                                                                                       1996               1995
In Thousands of Dollars, Except Share Data                                          (Unaudited)       (See Note 1)
---------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $  14,424          $  15,488
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          5,238              4,166
      Current income taxes payable  . . . . . . . . . . . . . . . . . . . . .          2,287                 --
                                                                                   ---------          ---------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .         21,949             19,654

Non-current deferred income taxes . . . . . . . . . . . . . . . . . . . . . .          1,624              1,624
Long term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,900             23,000

Stockholders' equity:
Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - (7,107,917
                 at September 30, 1996 and 7,104,417 at
                 December 31, 1995) . . . . . . . . . . . . . . . . . . . . .             71                 71
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .         28,507             28,495
Treasury stock - 118,500 at September 30, 1996 and 77,500 at
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,365)              (838)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,521             12,649
                                                                                   ---------          ---------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .         43,734             40,377
                                                                                   ---------          ---------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . .      $  90,207          $  84,655
                                                                                   =========          =========


Note: The consolidated balance sheet at December 31, 1995, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                        Quarter Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                        -------------                -------------

In Thousands of Dollars, Except Per Share Data                        1996          1995           1996         1995

-------------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .     $   46,099    $   41,945     $  130,861     $  118,712

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . .       37,347        38,998        114,133        109,124
                                                                  ----------    ----------     ----------     ----------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .        8,752         2,947         16,728          9,588

Selling, general, and administrative expense  . . . . . . . . .        3,294         2,695          9,111          7,889
                                                                  ----------    ----------     ----------     ----------

Operating income  . . . . . . . . . . . . . . . . . . . . . . .        5,458           252          7,617          1,699

Interest expense (net)  . . . . . . . . . . . . . . . . . . . .          413           432          1,320          1,135
                                                                  ----------    ----------     ----------     ----------

Income (loss) before income taxes . . . . . . . . . . . . . . .        5,045          (180)         6,297            564

Provision (benefit) for income taxes  . . . . . . . . . . . . .        1,942           (69)         2,425            217
                                                                  ----------    ----------     ----------     ----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .   $    3,103    $     (111)    $    3,872     $      347
                                                                  ==========    ==========     ==========     ==========

Net income (loss) per common and common
equivalent share  . . . . . . . . . . . . . . . . . . . . . . .   $      .44    $     (.02)    $      .55     $      .05
                                                                  ==========    ==========     ==========     ==========

Weighted average common and common
equivalent shares . . . . . . . . . . . . . . . . . . . . . . .        7,120         7,102          7,089          7,485
                                                                  ==========    ==========     ==========     ==========

Cash dividends declared per share . . . . . . . . . . . . . . .   $      --     $       --     $       --     $       --
                                                                  ==========    ==========     ==========     ==========



                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                Nine Months Ended
                                                                                                  September 30,

In Thousands of Dollars                                                                        1996            1995

-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,872      $      347
  Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        2,499           2,267
          Reduction of inventory cost to market . . . . . . . . . . . . . . . . . . . . .          517              --
          Provision for bad debts . . . . . . . . . . . . . . . . . . . . . . . . . . . .          227             139
          Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,512)         (4,390)
          Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          805          (6,218)
          Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . .       (1,064)          5,684
          Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        1,010            (313)
          Current income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .        3,329            (494)
                                                                                              --------       ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . .        2,683          (2,978)
                                                                                              --------       ---------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .       (1,447)         (4,645)
  Increase in Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (17)             --
  Proceeds from Sale of Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . .           92              --
                                                                                              --------      ----------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .       (1,372)         (4,645)
                                                                                              --------      ----------

FINANCING ACTIVITIES
  Borrowings (repayments) under notes payable   . . . . . . . . . . . . . . . . . . . . .         (100)          9,100
  Purchases of Treasury Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (527)           (537)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .           12              72
                                                                                              --------      ----------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .         (615)          8,635
                                                                                              --------      ----------

NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          696           1,012
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          992           1,264
                                                                                              --------      ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,688      $    2,276
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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                     September 30,             December 31,
                                                          1996                      1995
                                                     --------------           ---------------
         Raw materials  . . . . . . . . . . . . . . $         3,185           $         3,290
         Work-in-process  . . . . . . . . . . . . .           4,443                     4,992
         Finished goods . . . . . . . . . . . . . .          14,794                    22,414
                                                    ---------------           ---------------

                                                             22,422                    30,696

         Increase (Decrease) to LIFO cost . . . . .           1,322                    (6,147)
                                                    ---------------           ---------------

                                                             23,744                    24,549

         Reduction to market value                             (517)                       --
                                                    ---------------           ---------------

                                                    $        23,227           $        24,549
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

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at September 30, 1996, as computed in the Financing Agreement, was $35.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company have amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of September 30, 1996. At September 30, 1996, the balance outstanding under
the Financing Agreement was $22.9 million.   The Financing Agreement was
amended September 17, 1996 to extend the term of the agreement and to make other minor changes. Amounts outstanding under the Financing Agreement are payable on July 15, 1998 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance which is computed quarterly. Effective October 1, 1996, the Company's financial performance earned it the lowest interest rate option offered by the Financing Agreement.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 400,000 shares, or approximately 6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization may be made in the open market or through privately negotiated transactions. The Company has amended its Financing Agreement to allow it to make common stock repurchases. As amended, the Financing Agreement permits the Company to repurchase up to 400,000 shares of common stock at prices not to exceed $13.75 per share. As of September 30, 1996, the Company had repurchased 118,500 shares of its common stock in the open market at a weighted average price of $11.52 per share.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended September 30, 1996 and 1995. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Net sales for the third quarter of 1996 amounted to $46.1 million compared with net sales of $41.9 million for the third quarter of 1995, an increase of 10%. This increase was primarily due to an increase in sales volume of 26%, which was partially offset by a decrease in the average cost of copper. The decrease in the average cost of copper resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the third quarter of 1996 compared to the third quarter of 1995. As discussed above, the impact on net sales of this increase in sales volume was reduced by the decrease in average sales price per copper pound sold. The average sales price per copper pound of product sold was $1.74 in the third quarter of 1996, compared to $1.99 in the third quarter of 1995. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $37.3 million in the third quarter of 1996, compared to $39.0 million in the third quarter of 1995. Copper costs remained consistent at $30.2 million in the third quarter of 1996 from $30.2 million in the third quarter of 1995. The average cost per copper pound purchased decreased to $.99 in the third quarter of 1996 from $1.43 in the third quarter of 1995. Copper costs as a percentage of net sales decreased to 65.6% in the third quarter of 1996 from 71.9% in the third quarter of 1995. This decrease as a percentage of net sales in the third quarter of 1996 from the comparable quarter in 1995 was due primarily to an increased differential between what the Company pays per pound

                                                                       FORM 10-Q



of copper purchased and the Company's net sales price per copper pound. This differential was increased in the third quarter of 1996 due to a greater decrease in the average cost per copper pound purchased than the sales price per copper pound. The increased differential was a result of improved pricing conditions and, along with higher sales volume, were the primary factors in the Company's net income increasing to $3,103,000 in the third quarter of 1996 from a net loss of $111,000 in the third quarter of 1995. Other raw material costs as a percentage of net sales increased to 13.9% in the third quarter of 1996, compared with 12.5% in the third quarter of 1995. This increase was caused primarily by other raw material costs remaining relatively constant while the net sales price per copper pound sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 9.7% in the third quarter of 1996 from 7.4% in the third quarter of 1995. This increase was caused by an absolute dollar increase of overhead expenses related to higher volumes of production combined with a lower sales price per copper pound sold.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the third quarter of 1996, necessitating a decrease in the LIFO reserve of $3,953,000 that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the third quarter of 1995, the price of copper increased from the previous quarter necessitating an increase in the LIFO reserve that resulted in a decrease to the inventory value and an increase to the cost of goods sold by $441,000. At September 30, 1995, LIFO cost did not exceed the market value of the inventory, therefore no adjustment to lower the cost of the inventory to the market value was necessary. However, at September 30, 1996, LIFO cost did exceed the market value of the inventory by $517,000. Since a reserve was provided at June 30, 1996 in the amount of $288,000, an additional reserve of $229,000 was provided in the third quarter of 1996. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $8.8 million, or 19.0% of net sales, for the third quarter of 1996 from $2.9 million, or 7.0% of net sales, for the third quarter of 1995. The increase in gross profit as a percentage of net sales was due primarily to the improved pricing environment for the Company's products which resulted in a higher differential between product price and copper cost in the third quarter of 1996, as discussed above.

         General and administrative expenses were $693,000, or 1.5% of net sales, in the third quarter of 1996 compared to $595,000, or 1.4% of net sales, in the third quarter of 1995. The provision for bad debts in the third quarter of 1996 increased to $115,000 in the third quarter of 1996 compared to no provision in the third quarter of 1995. Selling expenses for the third quarter of 1996 were $2.5 million, or 5.4% of net sales, compared to $2.1 million, or 5.0% of net sales, in the third quarter of 1995. This slight increase as a percentage of net sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound sold decreased.

         Net interest expense was $413,000 in the third quarter of 1996 compared to $432,000 in the third quarter of 1995. The decrease was due to less debt outstanding during the third quarter of 1996. The decrease in debt outstanding was due primarily to improved cash flow resulting from improved income

                                                                       FORM 10-Q



and lower copper prices. Accounts receivable increased as a result of increased sales volumes. The increase in inventories, as compared to the third quarter of 1995, is primarily due to the accumulation of larger quantities of inventory necessary to support higher sales. The additional working capital required by the increased sales was offset by the decreased cost of copper in the third quarter of 1996 compared to the third quarter of 1995.

         The Company's effective tax rate remained constant at 38.5%.

         As a result of the foregoing factors, the Company's net income was $3,103,000 in the third quarter of 1996 compared to a loss of $111,000 in the third quarter of 1995.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the nine months ended September 30, 1996 and 1995. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Net sales for the first nine months of 1996 amounted to $130.9 million compared with net sales of $118.7 million for the first nine months of 1995, an increase of 10%. This increase was primarily due to an increase in sales volume of 25%, which was partially offset by a decrease in the average cost of copper. The decrease in the average cost of copper resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first nine months of 1996 compared to the first nine months of 1995. As discussed above, the impact on net sales of this increase in sales volume was reduced by the decrease in average sales price per copper pound sold. The average sales price per copper pound of product sold was $1.78 in the first nine months of 1996, compared to $2.02 in the first nine months of 1995. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $114.1 million in the first nine months of 1996, compared to $109.1 million in the first nine months of 1995. Copper costs increased to $92.2 million in the first nine months of 1996 from $84.3 million in the first nine months of 1995. The average cost per copper pound purchased decreased to $1.15 in the first nine months of 1996 from $1.42 in the first nine months of 1995. Copper costs as a percentage of net sales decreased to 70.5% in the first nine months of 1996 from 71.0% in the first nine months of 1995. This decrease as a percentage of net sales in the first nine months of 1996 from the comparable nine months in 1995 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the first nine months of 1996 due to a greater decrease in the average cost per copper pound purchased than the sales price per copper pound sold. Other raw material costs as a percentage of net sales increased to 13.3% in the first nine months of 1996, compared with 12.5% in the first nine months of 1995. This increase was caused primarily by other raw material costs remaining relatively constant while the net sales price per copper pound sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 8.8% in the first nine months of 1996 compared to 7.6% in the first nine months of 1996. This increase was caused by

                                                                       FORM 10-Q



an absolute dollar increase of overhead expenses related to higher volumes of production combined with a lower sales price per copper pound sold.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the first nine months of 1996, necessitating a decrease in the LIFO reserve of $7.5 million that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the first nine months of 1995, the price of copper remained relatively constant, but necessitated an increase in the LIFO reserve that resulted in a decrease to the inventory value and an increase to the cost of goods sold by $941,000. At September 30, 1995, LIFO cost did not exceed the market value of the inventory, therefore no adjustment to lower the cost of the inventory to the market value was necessary. However, at September 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $517,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $16.7 million, or 12.8% of net sales, for the first nine months of 1996 from $9.6 million, or 8.1% of net sales, for the first nine months of 1995. The increase in gross profit as a percentage of net sales was due primarily to larger unit volume in the first nine months of 1996 compared to the first nine months of 1995 as well as the improved pricing environment for the Company's products. This improved pricing environment resulted in a higher differential between product price and copper cost in the first nine months of 1996, compared to the same period in 1995.

         General and administrative expenses remained relatively constant at $1.9 million, or 1.5% of net sales, in the first nine months of 1996 compared to $2.0 million, or 1.6% of net sales, in the first nine months of 1995. The provision for bad debts in the first nine months of 1996 increased to $227,000 in the first nine months of 1996 compared to $139,000 in the first nine months of 1995. Selling expenses for the first nine months of 1996 were $6.9 million, or 5.3% of net sales, compared to $5.8 million, or 4.9% of net sales, in the first nine months of 1995. This slight increase as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound sold decreased.

         Net interest expense was $1,320,000 in the first nine months of 1996 compared to $1,135,000 in the first nine months of 1995. The increase was due to a larger average debt balance during the first nine months of 1996 which was necessary to satisfy increased working capital requirements related to an increase in accounts receivable and the build up in inventories. Accounts receivable increased as a result of increased sales volumes. The increase in inventories is primarily due to the accumulation of larger quantities of inventory necessary to support increased sales. These were partially offset by the decreased cost of copper in the first nine months of 1996 compared to the first nine months of 1995.

         The Company's effective tax rate remained constant at 38.5%.

                                                                       FORM 10-Q



         As a result of the foregoing factors, the Company's net income increased to $3,873,000 in the first nine months of 1996 from $347,000 in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides to most of its customers 60-day payment terms, although the Company's suppliers typically require more immediate payment, generally within 30 days. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance receivables and inventory. Capital expenditures have historically been to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

         Effective September 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at September 30, 1996, as computed in the Financing Agreement, was $35.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company have amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of September 30, 1996. At September 30, 1996, the balance outstanding under the Financing Agreement was $22.9 million. The Financing Agreement was amended September 17, 1996 to extend the term of the agreement and to make other minor changes. Amounts outstanding under the Financing Agreement are payable on July 15, 1998 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance, which is computed quarterly. Effective October 1, 1996, the Company's financial performance earned it the lowest interest rate option offered by the Financing Agreement.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 400,000 shares, or approximately 6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization may be made in the open market or through privately negotiated transactions. The Company has amended its Financing Agreement to allow it to make common stock repurchases. As amended, the Financing Agreement permits the Company to repurchase up to 400,000 shares of common stock at prices not to exceed $13.75 per share. As of September 30, 1996, the Company had repurchased 118,500 shares of its common stock in the open market at a weighted average price of $11.52 per share.

         Cash provided by operations was $2.7 million in the first nine months of 1996 compared to cash used by operations of $3.0 million in the first nine months of 1995. This increase in cash provided from operations is primarily the result of the decrease of inventory value in the first nine months of 1996 compared to an increase in the first nine months of 1995, as well as greater net income in the first nine

                                                                       FORM 10-Q



months of 1996 compared to the first nine months of 1996. These items were partially offset by a greater increase in accounts receivable in the first nine months of 1996 compared to the first nine months of 1995. The increase in accounts receivable in the first nine months of 1996 was due to a larger increase in sales in the first nine months of 1996 from the fourth quarter of 1995 compared to the increase in sales in the first nine months of 1995 from the fourth quarter of 1994. Cash used in investing activities decreased from $4.6 million in the first nine months of 1995 to $1.4 million in the first nine months of 1996. In both periods, these funds were used primarily to increase the Company's production capacity. The cash provided by financing activities in the first nine months of 1995 was due primarily to borrowings to fund the activities discussed above. The cash used by financing activities in the first nine months of 1996 was due to net repayments of borrowings and purchases of treasury stock.

         During the remainder of 1996, the Company's capital expenditures will include the purchase of additional production equipment for its residential and commercial wire operations. These capital expenditures are estimated to be $2.0 million. However the Company is exploring expansion alternatives which might require a greater capital expenditure. In addition, the Company expects its working capital requirements to increase during the remainder of 1996 as a
result of anticipated increases in sales.   However, these increased working
capital requirements may be partially offset by lower copper prices.
Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the revolving credit facility will satisfy working capital expenditure requirements for the next twelve months.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.

                                                                       FORM 10-Q





                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1. Sixth Amendment to Amended and Restated Financing Agreement dated as of September 17, 1996 by and between NationsBank of Texas, N.A. and Encore Wire Corporation

                 11       Statement re computation of per share earnings.

                 27       Financial Data Schedule

         (b) No reports on form 8-K were filed by the Company during the three months ended September 30, 1996.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENCORE WIRE CORPORATION
                             --------------------------------------------------
                                                (Registrant)


Date: November  12, 1996                    /s/ Vincent A. Rego
                             --------------------------------------------------
                                       Vincent A. Rego, President and
                                          Chief Executive Officer


Date: November 12, 1996                     /s/ Scott D. Weaver
                             --------------------------------------------------
                                 Scott D. Weaver, Vice President - Finance,
                                          Treasurer and Secretary
                                       (Principal Financial Officer)

                                                                       FORM 10-Q



                               INDEX TO EXHIBITS


                                                                Sequentially
Exhibit                                                           Numbered
Number                    Exhibit                                   Page
--------                  -------                               ------------
10.1.            Sixth Amendment to Amended and Restated
                 Financing Agreement dated as of September
                 17, 1996 by and between NationsBank of
                 Texas, N.A. and Encore Wire Corporation

11               Statement re Computation of
                 Per Share Earnings

27               Financial Data Schedule