Form 10-K405
period 1996-12-31
ENCORE WIRE CORP /DE/
filed 1997-03-26
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                 For the transition period from _____ to _____

                         Commission File Number: 020278

                            ENCORE WIRE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                    75-2274963
        (State of incorporation)            (I.R.S. Employer Identification No.)

         1410 MILLWOOD ROAD
          MCKINNEY, TEXAS                                   75069
(Address of principal executive offices)                  (Zip Code)






       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 562-9473

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes X   No
                                ---    ---

    Aggregate market value of Common Stock held by nonaffiliates as of March 10, 1997: $108,192,425

  Number of shares of Common Stock outstanding as of March 10, 1997: 7,124,717


                      DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1)   Proxy statement for the 1997 annual meeting of stockholders --
Part III

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

PART I..........................................................................................................  1
ITEM 1.     BUSINESS............................................................................................  1
     General  ..................................................................................................  1
     Recent Events..............................................................................................  1
     Strategy ..................................................................................................  2
     Products ..................................................................................................  2
     Manufacturing .............................................................................................  3
     Customers .................................................................................................  3
     Marketing and Distribution.................................................................................  4
     Employees .................................................................................................  4
     Raw Materials .............................................................................................  4
     Competition ...............................................................................................  5
     Patent Matters ............................................................................................  5
ITEM 2.     PROPERTIES..........................................................................................  5
ITEM 3.     LEGAL PROCEEDINGS...................................................................................  5
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................  5
            EXECUTIVE OFFICERS OF THE COMPANY...................................................................  6

PART II.........................................................................................................  7
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.................................................................................  7
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA................................................................  8
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...........................................................................  9
     General ...................................................................................................  9
     Results of Operations......................................................................................  9
     Liquidity and Capital Resources............................................................................ 12
     Information Regarding Forward Looking Statements........................................................... 13
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................... 14
ITEM 9.     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.......................................................................................... 26

PART III........................................................................................................ 26
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................................................... 26
ITEM 11.    EXECUTIVE COMPENSATION.............................................................................. 26
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................................................... 26
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS................................................ 26

PART IV......................................................................................................... 26
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K............................................................................................ 26

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing. In 1994, the Company completed a major plant expansion and began manufacturing commercial wire for commercial and industrial buildings. This expansion allows Encore to offer a broad line of copper electrical building wire and cable to its customers.

         The Company began operations in 1990. Through four plant expansions (including the commercial wire plant expansion described above) and the addition in 1994 of new manufacturing equipment, the Company estimates that its production capacity is 600,000 pounds of residential wire per day and 400,000 pounds of commercial wire per day. The Company's net sales have grown from $10.7 million in 1990 to $179.1 million in 1996. As a result, based upon the latest available U.S. Department of Commerce data, the Company increased its share of the market for residential wire from less than 2% in 1990 to approximately 12% in 1995. Based on the same information, the Company's share of the market for the commercial wire that it manufactures was approximately 5% in 1995. According to this same Department of Commerce data, the total dollar value of all 1995 U.S. shipments of the types of residential and commercial wire that the Company manufactures amounted to approximately $729.5 million and $1.5 billion, respectively.

         The principal customers for Encore's wire are wholesale electrical distributors, which serve both the residential and commercial wire markets. The Company sells its products primarily through manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts.

         Encore's strategy is to further expand its share of the markets for residential wire and for commercial wire by emphasizing a high level of customer service and low-cost production. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore's low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a small, incentivized work force.

         The Company was founded in 1989 as a Delaware corporation by Vincent
A. Rego and Donald M. Spurgin, who have been colleagues in the wire and cable business since the mid-1950s. The Company's principal executive offices and plant are located at 1410 Millwood Road, McKinney, Texas 75069 and its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms "Company" and "Encore" refer to Encore Wire Corporation and its consolidated subsidiary.

RECENT EVENTS

         The Company's Board of Directors recently authorized a new project whereby the Company would construct and equip a copper rod fabrication facility. Although plans have not been finalized, the Company intends for the new facility to include additional warehouse space. The new facility will be located adjacent to the Company's existing plant on property which the Company has contracted to purchase. The total cost of the project is estimated to be approximately $19 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company presently uses copper rod purchased from others to manufacture its wire and cable products. If the new facility is completed, the Company will produce its own copper rod from copper cathodes. The Company would also be able to reprocess copper scrap generated by its operations and copper scrap purchased from others.

STRATEGY

         Encore's strategy for expanding its share of the residential wire and commercial wire markets emphasizes customer service coupled with low-cost production.

         Customer Service. Responsiveness to customers is a primary focus of Encore, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving a high order fill rate and rapidly handling customer inquiries, orders, shipments and returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.

         Low-Cost Production. Encore's low-cost production capability features an efficient plant design and a small, incentivized work force.

         o Efficient Plant Design. Encore's highly automated wire manufacturing equipment is integrated in an efficient design that reduces materials handling, including labor, and in-process inventory.

         o Incentivized Work Force. Encore's hourly manufacturing employees are eligible to receive incentive pay tied to productivity and quality standards. The Company believes that this compensation program enables the plant's manufacturing lines to attain high output and motivates manufacturing employees to continually maintain product quality. The Company also believes that its stock option plan enhances the motivation of its salaried manufacturing supervisors. The Company has coupled these incentives with a comprehensive safety program that emphasizes employee participation.

PRODUCTS

         Encore offers a residential wire product line that consists of NM cable and UF cable and, in 1994, began offering a line of THHN cable, the most widely used type of commercial wire. NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 100 and 150 stock keeping units
(SKUs) of residential wire and between 450 and 500 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

         Residential Wire

         o NM Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing.
               NM cable is composed of either two or three insulated copper wire conductors, with or without an uninsulated ground wire, all sheathed in a polyvinyl chloride ("PVC") jacket.

         o UF Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from residential buildings. UF cable is composed of two or three PVC insulated copper wire conductors, with or without an uninsulated ground wire, all jacketed in PVC.

         Commercial Wire

         o THHN Cable. THHN cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon.
               Users typically enclose THHN cable in protective pipe or conduit.

MANUFACTURING

         The efficiency of Encore's highly automated manufacturing facility is a key element of its low-cost production capability. Encore's methods for manufacturing residential wire differ from batch processing in traditional mills, in which manufacturing is broken into several steps requiring materials handlers to move product between steps on reels. Encore's residential wire manufacturing lines have been integrated so that handling of product is substantially reduced. At the few points remaining where handling between manufacturing steps is necessary, reels for the most part have been replaced with large baskets, each capable of handling approximately four times the capacity of a reel. Encore's commercial wire plant is designed to reduce product handling by integrating steps within production stages and, again, by using baskets instead of reels where feasible.

         The manufacturing process for the Company's products involves up to four steps: drawing, stranding, insulating and jacketing.

         Drawing. Drawing is the process of reducing 5/16 inch copper rod through converging dies until the specified wire diameter is attained. The wire is then heated with electrical current to soften or "anneal" the wire to make it easier to handle.

         Stranding. Stranding is the process of twisting together from seven to 61 individual wire strands to form a single cable. The purpose of stranding is to improve the flexibility of wire while maintaining its electrical current carrying capacity.

         Insulating. Insulating is the process of extruding first PVC and then nylon over the solid or stranded wire.

         Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company's jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink wrap.

         Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. ("U/L"), a nationally recognized testing and standards agency. Encore's machine operators and quality control inspectors conduct frequent product tests. At three separate manufacturing stages, the Company spark tests insulated wire for defects. The Company tests finished products for electrical continuity to insure compliance with its own quality standards and those of U/L. Encore's manufacturing lines are equipped with laser micrometers to measure wire diameters and insulation thicknesses while the lines are in operation. During each shift, operators take physical measurements of products, which Company inspectors randomly verify on a daily basis. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging and for cracking and brittleness of insulation and jacketing. Encore sells all of its products with a one year replacement warranty.

CUSTOMERS

         Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company now sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the June 1996 issue of Electrical Wholesaling magazine. No customer accounted for more than seven percent of net sales in 1996.

         Encore believes that the speed and completeness with which it fills customers' orders are crucial to its ability to expand the market share for its products. The Company also believes that in order to reduce costs many customers no longer maintain their own substantial warehouse inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers' prompt delivery requirements.

MARKETING AND DISTRIBUTION

         Encore markets its products throughout the United States primarily through manufacturers' representatives and, to a lesser extent, through its own direct marketing efforts.

         Encore maintains most of its product inventory at its plant in McKinney, Texas. At December 31, 1996, it held approximately 84% of its finished goods inventory at that location. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at the warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 1996, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Detroit, Michigan; Edison, New Jersey; Houston, Texas; Louisville, Kentucky; Norcross, Georgia; Orlando, Florida; Pittsburgh, Pennsylvania; Portland, Oregon; Salt Lake City, Utah; and San Francisco, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

         Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers, including a related third party. See "Item
13. Certain Relationships and Related Party Transactions." The decision regarding the carrier to be used is based primarily on cost and availability.

         The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturers' representative, pays the representative a commission based on pre-established rates. Customers' credit limits are determined by the Company. The Company's bad debt experience was .09%, .09% and .16% of net sales in 1996, 1995 and 1994, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

EMPLOYEES

         Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant's operating efficiency. The Company attributes the motivation of these employees largely to the fact that a significant portion of their compensation can be incentive pay tied to productivity and quality standards. The Company believes that its incentive program focuses the employees on maintaining product quality.

         Encore emphasizes safety to its manufacturing employees through its safety program. On a weekly basis, each team of employees meets to review safety standards and, on a monthly basis, a group of participants from each team discusses safety issues and inspects each area of the plant for compliance. In addition, the Company awards incentive bonuses to employees who achieve certain safety goals. The Company's safety program is an integral part of its general attention to cost control.

         As of December 31, 1996, Encore had 262 employees, of whom 221 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

         The principal raw materials used by Encore in manufacturing its products are copper rod, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. The Company purchases copper rod from three major producers at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium.

COMPETITION

         The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products which have substantially greater resources than the Company and offer more complete lines of electrical wire and cable products. Some of these competitors are owned and operated by large, diversified companies. The Company's competitors include Southwire Corporation, Essex Group, Inc. and General Cable Corporation, an indirect wholly-owned subsidiary of Wassall PLC. These competitors are also vertically integrated insofar as they possess rod fabrication facilities and plastic compounding operations.

         The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, pricing, order fill rate and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all these factors.

         Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers. The Company has encountered no significant foreign competition in the production of residential or commercial wire. The Company believes this is because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products.

PATENT MATTERS

         Encore neither has nor is seeking any patents, believing instead that the success of its manufacturing operations is dependent on its marketing abilities, technical competence and customer service.

ITEM 2.           PROPERTIES

         Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company's facilities are located on an eighteen acre site and consist of a building containing approximately 384,000 square feet of floor space, of which approximately 17,000 square feet are used for office space and 367,000 square feet are used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company's existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened to which the Company is a party or of which any of the Company's property is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Encore's executive officers including their respective ages at March 19, 1997, is set forth below.

Name                  Age           Position with Company
----                  ---           ---------------------
Vincent A. Rego       73            Chairman of the Board of Directors,
                                    President, Chief Executive Officer
Donald M. Spurgin     59            Vice Chairman of the Board of Directors
Daniel L. Jones       33            Vice President-- Sales and Marketing
David K. Smith        37            Vice President-- Operations
Scott D. Weaver       38            Vice President-- Finance, Treasurer
                                    and Secretary
Shirley A. Wright     55            Vice President-- Credit and Assistant
                                    Secretary

         Mr. Rego has been Chairman of the Board of Directors of Encore since 1989. In October 1996, Mr. Rego was named President and Chief Executive Officer. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Directors of Capital Wire and Cable Corporation ("Capital Wire"), which was then, and is now (as General Cable Corporation, an indirect wholly owned subsidiary of Wassall PLC), engaged in the manufacture of electrical wire and cable products. Prior thereto, Mr. Rego was associated with predecessors of Capital Wire in various executive capacities.

         Mr. Spurgin was President, Chief Executive Officer and a director of Encore from 1989 until October 1996, and was Secretary of the Company from 1989 until 1992. In October 1996, Mr. Spurgin, for health reasons, resigned as President and Chief Executive Officers of the Company and was named Vice Chairman of the Board of Directors. From 1979 to 1988, Mr. Spurgin was Executive Vice President, Chief Operating Officer and a director of Capital Wire. Prior thereto, Mr. Spurgin was associated with predecessors of Capital Wire in various executive capacities.

         Mr. Jones has been Vice President -- Sales and Marketing of Encore since 1992. From 1985 to 1988, Mr. Jones attended college while working on a part time basis for Capital Wire. From 1988 until joining the Company in 1989, he was employed as a sales representative by Lone Star Transportation Inc., a freight brokerage firm. Mr. Jones is the son-in-law of Mr. Spurgin.

         Mr. Smith has been Vice President -- Operations of Encore since 1992. From 1984 until joining the Company in 1990, Mr. Smith was employed as a Department Manager by General Cable Company, a manufacturer of telecommunications cable.

         Mr. Weaver has been Vice President -- Finance, Treasurer and Secretary of Encore since 1993. From 1990 until joining the Company in 1993, Mr. Weaver was employed by the Federal Depository Insurance Corporation and was responsible for the financial oversight of assisted acquisitions of certain failed savings and loan institutions. From 1984 until 1989, Mr. Weaver was Vice President -- Finance of 2M Companies, a Dallas area investment company. From 1980 until 1984, Mr. Weaver was with the public accounting firm of Ernst & Whinney (now known as Ernst & Young LLP).

         Ms. Wright has been employed by Encore since its inception and has been its Vice President -- Credit and Assistant Secretary since 1992. From 1970 until 1989, Ms. Wright was employed in various capacities by Capital Wire, most recently as Vice President -- Credit/Administration.

         All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board and until their respective successors are chosen and qualified.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is quoted in the Nasdaq Stock Market's National Market under the symbol "WIRE." Public trading of the Common Stock commenced on July 16, 1992, the date of the Company's initial public offering. Prior to that date, there was no public market for the Common Stock.

         The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the Nasdaq Stock Market's National Market for the periods indicated.

                                                                                     HIGH          LOW
                                                                                     ----          ---
1996
  First Quarter ........................................................             10 1/2        8 3/4
  Second Quarter........................................................             11            9
  Third Quarter.........................................................             15            9 5/8
  Fourth Quarter........................................................             19 1/8       13 3/4


1995
  First Quarter.........................................................             17 3/4       13
  Second Quarter........................................................             15 3/4       10
  Third Quarter.........................................................             13 3/8       10 1/2
  Fourth Quarter........................................................             12 1/4        9 1/4


         On March 10, 1997, the last reported sale price of the Common Stock was $22.75 per share. As of March 10, 1997, there ere 89 record holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               1996         1995         1994         1993         1992
                                            ---------    ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  NET SALES .............................   $ 179,132    $ 151,308    $ 122,698      $73,954      $63,136
  COST OF GOODS SOLD ....................     153,448      140,323      102,220       62,913       52,859
                                            ---------    ---------    ---------    ---------    ---------
    GROSS PROFIT ........................      25,684       10,985       20,478       11,041       10,277
  SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES ............................      12,413       10,255        9,089        6,632        4,431
                                            ---------    ---------    ---------    ---------    ---------
  OPERATING INCOME ......................      13,271          730       11,389        4,409        5,846
  OTHER INCOME (EXPENSE):
    INTEREST AND OTHER INCOME ...........          92          108           55           20            2
    INTEREST EXPENSE ....................      (1,722)      (1,724)        (598)        (123)        (429)
                                            ---------    ---------    ---------    ---------    ---------
  INCOME (LOSS) BEFORE INCOME TAXES .....      11,641         (886)      10,846        4,306        5,419
  INCOME TAX (BENEFIT) EXPENSE ..........       4,482         (341)       4,176        1,659        2,087
                                            ---------    ---------    ---------    ---------    ---------
  NET INCOME (LOSS) .....................    $  7,159    $    (545)    $  6,670    $   2,647    $   3,332
                                            =========    =========    =========    =========    =========
  NET INCOME (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE ....................       $1.00      $ (0.08)       $0.98        $0.45        $0.64
                                            =========    =========    =========    =========    =========
  WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES ...................       7,180        7,067        6,834        5,894        5,191


                                                                       DECEMBER 31,
                                            ------------------------------------------------------------
                                              1996         1995          1994         1993         1992
                                            --------     --------      --------     --------     -------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  WORKING CAPITAL........................   $ 39,137     $ 35,560       $32,159      $ 9,809     $  9,352
  TOTAL ASSETS...........................     91,068       84,655        75,094       43,331       25,697
  LONG-TERM DEBT, NET OF
    CURRENT PORTION......................     18,500       23,000        16,900       10,847           --
  STOCKHOLDERS' EQUITY...................     46,899       40,377        41,562       20,149       17,022

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in 1989 and during the remainder of that year used its resources to acquire, equip and test its manufacturing facility. In 1990, the Company began to manufacture and sell residential wire. In 1994, the Company completed a plant expansion for the production of commercial wire.

     Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper rod, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 77.4%, 76.8%, 67.9%, 70.0% and 73.9% of the Company's cost of goods sold during fiscal 1996, 1995, 1994, 1993 and 1992 respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

     The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1996      1995     1994
                                                        ----      ----     ----
Net sales ........................................     100.0%    100.0%    100.0%
Cost of goods sold:
    Copper .......................................      66.3      71.3      56.6
    Other raw materials ..........................      13.6      12.8      14.6
    Depreciation .................................       1.8       2.0       1.6
    Labor and overhead ...........................       7.3       6.0       5.8
    LIFO adjustment ..............................      (3.3)      0.7       4.9
    Lower of cost or market adjustment ...........       0.0       0.0      (0.2)
                                                       -----     -----     -----
                                                        85.7      92.8      83.3
                                                       -----     -----     -----
Gross profit .....................................      14.3       7.2      16.7
Selling, general and administrative expenses .....       6.9       6.8       7.4
                                                       -----     -----     -----
Operating income .................................       7.4       0.4       9.3
Interest expense, net ............................       0.9       1.0       0.5
                                                       -----     -----     -----

Income (loss) before income taxes ................       6.5      (0.6)      8.8
Income tax (benefit) expense .....................       2.5      (0.2)      3.4
                                                       -----     -----     -----

Net income (loss) ................................       4.0%     (0.4)%     5.4%
                                                       =====     =====     =====

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 1996, 1995 and 1994. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

         Net sales were $179.1 million in 1996, compared to $151.3 million in 1995 and $122.7 million in 1994. The increase from 1995 to 1996 was due to a 33% increase in sales volume offset by a lower average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. The increase from 1994 to 1995 was due primarily to the combination of an increase in sales volume and an increase in the average cost of copper, which resulted in an increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability and the introduction of the Company's new commercial product line in 1994. The sales volume of this product line increased in 1996 and 1995 as compared to the previous year. In 1996, the Company continued to expand sales to some existing customers and increased the number of customers to which it sold its products. The Company currently sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the June 1996 issue of Electrical Wholesaling magazine. The average sales price per copper pound of product sold was $1.79 in 1996, compared to $2.01 in 1995 and $1.88 in 1994. The changes each year are primarily a result of changing price competition and changing copper raw material prices. The average price per copper pound the Company paid in 1996, 1995 and 1994 was $1.12, $1.42 and $1.12, respectively.

         Cost of goods sold was $153.4 million in 1996, compared to $140.3 million in 1995 and $102.2 million in 1994. Copper costs increased to $118.7 million in 1996 from $107.8 million in 1995 and $69.4 million in 1994. The average cost per copper pound purchased was $1.12 in 1996, $1.42 in 1995 and $1.12 in 1994. Copper costs as a percentage of net sales decreased to 66.3% in 1996 from 71.3% in 1995, which was an increase from 56.6% in 1994. The decrease as a percentage of net sales in 1996 from 1995 was due primarily to a significantly larger differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound sold. The increase as a percentage of net sales in 1995 from 1994 was due primarily to the differential being significantly smaller. This differential increased during 1996 primarily because of improved pricing for the Company's products. It decreased in 1995, compared to 1994, primarily because of extreme price competition for the Company's products, the effect of which was magnified by the increase in sales volume of the Company's commercial wire product, which contains a higher percentage of copper. Other raw material costs as a percentage of net sales were 13.6%, 12.8% and 14.6% in 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was due primarily to the Company's sales price per copper pound sold decreasing (as discussed above) while the cost of other raw materials per pound of copper sold remaining relatively constant. The decrease from 1994 to 1995 was due primarily to the Company's sales price per copper pound sold increasing as well as the introduction of the Company's commercial wire product line in 1994, which, compared to residential wire, requires fewer raw materials (other than copper). Depreciation, labor and overhead costs as a percentage of net sales were 9.1% in 1996 compared to 8.0% in 1995 and 7.4% in 1994. This increase was due primarily to expenses relating to increasing the Company's production capacity.

         Inventories are stated at the lower of cost, using the last in, first out (LIFO) method, or market. The Company changed its method of accounting for inventories to the LIFO method on January 1, 1992. The Company believes that the LIFO method more fairly presents its results of operations by matching current costs with current revenues. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of increases in the cost of copper during 1994, the value of all inventory at December 31, 1994 using the LIFO method was less than its FIFO value by approximately $5,097,000, resulting in a corresponding increase in the cost of goods sold of $6,028,000, including the reversal of a $931,000 difference at December 31, 1993. At December 31, 1994, LIFO value did not exceed the market value of the inventory, therefore, no lower or cost adjustment was necessary, resulting in a reversal of a $289,000 adjustment from the previous year with a corresponding decrease to cost of goods sold. The net effect of these two adjustments increased cost of goods sold in 1994 by $5,739,000. As a result of further increases in the cost of copper during 1995, the value of all inventory at December 31, 1995 using the LIFO method was less than its FIFO value by approximately $6,147,000. The difference between the LIFO value of inventory and the FIFO value of inventory increased $1,050,000, resulting in a corresponding $1,050,000 increase in the cost of goods sold. At December 31, 1995, LIFO value did not exceed the market value of the inventory, therefore, no lower or cost adjustment was necessary. As a result of decreases in the cost of copper during 1996, the value of all inventory at December 31, 1996 using the LIFO method was less than its FIFO value by approximately $122,000, resulting in a corresponding decrease in the cost of goods sold of $6,025,000, including the reversal of the $6,147,000 difference at December 31, 1995. At December 31, 1996, LIFO value did not exceed the market value of the inventory, therefore, no lower of cost or market adjustment was necessary. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $25.7 million , or 14.3% of net sales, in 1996 from $11.0 million, or 7.2% of net sales, in 1995 and $20.5 million, or 16.7% of net sales, in 1994. The changes in gross profit were due to the factors discussed above.

         General and administrative expenses were $2.9 million in 1996, $2.7 million in 1995 and $2.5 million in 1994. As a percentage of net sales, general and administrative expenses were 1.6% in 1996, 1.8% in 1995 and 2.0% in 1994. Selling expenses, which include freight and sales commissions, were $9.5 million in 1996, $7.6 million in 1995 and $6.6 million in 1994. As a percentage of net sales, selling expenses were 5.3% in 1996, 5.0% in 1995 and 5.4% in 1994. The decrease from 1994 to 1995 was due primarily to freight charges remaining relatively constant per copper pound of product shipped while the sales price per copper pound sold increased. The increase in 1996 was due primarily to freight charges remaining relatively constant per copper pound of product shipped while the sales price per copper pound sold decreased.

         Interest expense remained relatively constant at $1,722,000 in 1996 compared to $1,724,000 in 1995, which increased from $598,000 in 1994. Interest remained relatively constant from 1995 to 1996 due to the average balance of the Company's debt remaining relatively constant. The balance of the Company's debt at the end of 1996 decreased from the balance at the end of 1995 due to the Company's cash flow (see discussion in Liquidity and Capital Resources section below). The increase in 1995 was due to an increased average debt balance during 1995 compared to 1994 caused by increased working capital requirements related to an increase in accounts receivable, the build up of inventories in connection with the commencement of sales of commercial wire products, increased sales volumes, increased capital expenditures and the increased cost of copper. The debt incurred to build the Company's commercial wire plant was retired from the proceeds of the Company's secondary offering of Common Stock in April 1994. Interest in the amount of $178,000 incurred in 1994 on debt relating to the construction of the Company's commercial wire plant was capitalized in 1994.

         The Company's effective tax rate remained constant in 1996, 1995 and 1994 at 38.5%.

         As a result of the foregoing factors, the Company had net income of $7.2 million in 1996 compared to a loss of $545,000 in 1995 and net income of $6.7 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's cash flow activities.

                                                                 YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1996         1995          1994
                                                            ------       ------        -----
                                                                        (In thousands)
Net income (loss) ..................................         $7,159     $  (545)     $6,670
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating
 activities:
    Depreciation and amortization ...................         3,396       3,054       2,043
    Other non-cash items ............................         1,192         451         965
    Increase in accounts receivable,
     inventory and other assets .....................        (6,928)     (7,495)    (25,315)
    Increase in trade accounts payable,
     accrued liabilities and other liabilities ......         3,428       4,213       3,699
                                                           --------    --------    --------
Net cash provided by (used in) operating
 activities .........................................         8,247        (322)    (11,938)
Investing activities:
    Purchases of property, plant and
    equipment (net) .................................        (2,840)     (5,297)     (7,698)
Financing activities:
    Increase (decrease) in indebtedness, net ........        (4,500)      6,100       6,053
    Issuances of common stock .......................            34          85      14,743
    Purchase of treasury stock ......................          (671)       (838)       --
                                                           --------    --------    --------
Net cash (used in) provided by financing
   activities .......................................        (5,137)      5,347      20,796
                                                           --------    --------    --------
Net increase (decrease) in cash ....................       $    270    $   (272)   $  1,160
                                                           ========    ========    ========

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides to most of its customers 60-day payment terms, although the Company's suppliers typically require more immediate payment, generally within 30 days. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its Common Stock.

         Effective June 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at December 31, 1996, as computed in the Financing Agreement, was $34.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of December 31, 1996. At December 31, 1996, the balance outstanding under the Financing Agreement was $18.5 million. The Financing Agreement was amended September 17, 1996 to extend the term of the agreement and to make other minor changes.

Amounts outstanding under the Financing Agreement are payable on July 15, 1998 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance, which is computed quarterly. The Agreement was amended again on December 11, 1996 to clarify certain provisions relating to the repurchase of the Company's stock. Effective October 1, 1996, and continuing into 1997, the Company's financial performance earned it the lowest interest rate option offered by the Financing Agreement.

         In the first quarter of 1995, the Board of Directors of the Company authorized the Company to purchase up to 400,000 shares, or approximately 5.6%, of its outstanding Common Stock dependent upon market conditions. Common Stock purchased under the authorization will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. Cash provided by operations and borrowings under the Financing Agreement will be used to fund any repurchase of shares by the Company. The repurchase program permits the Company to purchase shares of its Common Stock whenever management believes that the stock price is undervalued relative to the performance and future prospects of the Company. The Financing Agreement has been amended to permit the proposed purchase of these shares not to exceed 400,000 shares or $5.5 million. Purchases of common stock under the repurchase program will be carried out in accordance with applicable rules and regulations of the Securities and Exchange Commission. As of December 31, 1996, the Company had repurchased 128,500 shares of its common stock in the open market at a weighted average price of $11.74 per share.

         Cash provided by operations increased to $8.2 million 1996, compared to cash used by operations of $322,000 in 1995 and $11.9 million in 1994. This increase in cash provided by operations from 1995 to 1996 was due primarily to the Company's increase in 1996 net income compared to a loss in 1995. The decrease in use of cash from 1994 to 1995 was primarily a result of a smaller increase in accounts receivable and inventory in 1995 compared to the increase in 1994. Inventory was increased significantly in 1994 due to the Company's commencement of commercial wire product sales and manufacturing during that year. Cash used in investing activities decreased to $2.8 million in 1996 from $5.3 million in 1995 and $7.7 million in 1994. These funds were used primarily to increase the Company's production capacity, including the construction of the Company's new commercial wire plant in 1994. The cash used in/provided by financing activities was primarily due to an increases and decreases in the amount of indebtedness provided by additional borrowings and repayments on the Company's loan facility. Cash used in/provided by financing activities was reduced by $671,000 and $838,000 in 1996 and 1995 respectively, as a result of the purchase of treasury stock.

         During 1997, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and wire operations. In addition, the Company plans to construct and equip a copper rod fabrication facility. See "Item 1. Business." The total capital expenditures associated with the fabrication facility and the additional manufacturing equipment are estimated to be approximately $19.0 million. The Company also expects its working capital requirements to increase during 1997 as a result of continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company is currently negotiating with its bank to provide additional financing for the capital expenditures and working capital requirements. The Company believes that the cash flow from operations and the financing that it expects to receive from its bank will satisfy working capital and capital expenditure requirements for the next twelve months.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                         Report of Independent Auditors


Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                      /s/ ERNST & YOUNG LLP



January 22, 1997
Dallas, Texas

                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                              ----------------------------
                                                                                 1996            1995
                                                                              ------------    ------------
ASSETS
Current assets:
      Cash                                                                     $ 1,261,103     $   991,516
      Accounts receivable, net of allowance for losses of
            $473,000 and $431,000 in 1996 and 1995, respectively                33,231,871      28,187,793
      Inventories (Note 2)                                                      27,247,929      24,548,787
      Prepaid expenses and other assets                                            209,724         209,393
      Current taxes receivable                                                        --         1,042,460
      Deferred income taxes (Note 5)                                               268,000         234,000
                                                                              ------------    ------------
Total current assets                                                            62,218,627      55,213,949

Property, plant, and equipment - on the basis of cost:
      Land                                                                         286,654         286,654
      Buildings and improvements                                                 8,749,460       8,188,423
      Machinery and equipment                                                   29,962,109      27,996,966
      Furniture and fixtures                                                       675,918         506,835
                                                                              ------------    ------------
                                                                                39,674,141      36,978,878

      Accumulated depreciation and amortization                                 10,888,424       7,585,013
                                                                              ------------    ------------
                                                                                28,785,717      29,393,865

Other assets                                                                        63,500          47,500
                                                                              ------------    ------------
Total assets                                                                  $ 91,067,844    $ 84,655,314
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Trade accounts payable                                                 $ 15,473,269    $ 15,488,107
       Accrued liabilities (Note 3)                                              6,249,699       4,166,237
       Current income taxes payable                                              1,358,863            --
                                                                              ------------    ------------
Total current liabilities                                                       23,081,831      19,654,344

Noncurrent deferred income taxes (Note 5)                                        2,587,000       1,624,000
Long-term note payable (Note 4)                                                 18,500,000      23,000,000

Stockholders' equity (Note 6):
        Convertible preferred stock, $.01 par value:
            Authorized shares - 2,000,000
            Issued and outstanding shares - none -
        Common stock, $.01 par value:
            Authorized shares - 20,000,000
            Issued and outstanding shares - 7,112,917 in 1996
                  and 7,104,417 in 1995                                             71,129          71,044
        Additional paid-in capital                                              28,528,910      28,495,115
        Treasury Stock - 128,500 in 1996 and 77,500 in 1995                     (1,509,011)       (838,083)
        Retained earnings                                                       19,807,985      12,648,894
                                                                              ------------    ------------
Total stockholders' equity                                                      46,899,013      40,376,970
                                                                              ------------    ------------
Total liabilities and stockholders' equity                                    $ 91,067,844    $ 84,655,314
                                                                              ============    ============

See accompanying notes.

                            ENCORE WIRE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     1996             1995              1994
                                                --------------    -------------   -------------
Net sales                                       $ 179,131,812    $ 151,308,363    $ 122,698,137
Cost of goods sold                                153,448,265      140,323,624      102,219,671
                                                -------------    -------------    -------------
Gross profit                                       25,683,547       10,984,739       20,478,466

Selling, general, and administrative expenses      12,412,537       10,254,718        9,088,899
                                                -------------    -------------    -------------
Operating income                                   13,271,010          730,021       11,389,567

Other income (expense):
      Interest and other income                        92,233          108,129           54,078
      Interest expense                             (1,722,445)      (1,724,324)        (597,777)
                                                -------------    -------------    -------------
Income (loss) before income taxes                  11,640,798         (886,174)      10,845,868
Income tax (benefit) expense (Note 5)               4,481,707         (341,177)       4,175,659
                                                -------------    -------------    -------------
Net income (loss)                               $   7,159,091    $    (544,997)   $   6,670,209
                                                =============    =============    =============

Net income (loss) per common and
      common equivalent share                          $ 1.00           $(0.08)          $ 0.98
Weighted average common and common equivalent
      shares                                        7,179,948        7,066,948        6,834,270


See accompanying notes.

                                          ENCORE WIRE CORPORATION

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Common       Additional
                                            Common Stock             Stock         Paid-In         Treasury        Retained
                                    Shares     Amount    Warrants    Capital        Stock          Earnings          Total
                                    ------     ------    --------    -------        -----          --------          -----
Balance at December 31, 1993       5,608,400   $56,084    12,701    $13,556,334   $      --       $ 6,523,682    $ 20,148,801
Proceeds from issuance of common
      stock                        1,218,167    12,181      --       14,520,689          --              --        14,532,870
Proceeds from exercise of stock
      options                         79,750       798      --           82,020          --              --            82,818
Proceeds from exercise of common
      stock warrants                 174,000     1,740   (12,701)       137,961          --              --           127,000
Net income                              --        --        --             --            --         6,670,209       6,670,209
                                   ---------   -------   -------    -----------   -----------    ------------    ------------
Balance at December 31, 1994       7,080,317    70,803      --       28,297,004          --        13,193,891      41,561,698
Proceeds from exercise of stock
      options                         24,100       241      --           51,792          --              --            52,033
Purchase of treasury stock              --        --        --             --        (838,083)           --          (838,083)
Tax benefit on exercise of stock
      options                           --        --        --          112,972          --              --           112,972
Other                                   --        --        --           33,347          --              --            33,347
Net                                     --        --        --             --            --          (544,997)       (544,997)
                                   ---------   -------   -------    -----------   -----------    ------------    ------------
Balance at December 31, 1995       7,104,417    71,044      --       28,495,115      (838,083)     12,648,894      40,376,970
Proceeds from exercise of stock
      options                          8,500        85      --           33,795          --              --            33,880
Purchase of treasury stock              --        --        --             --        (670,928)           --          (670,928)
Net income                              --        --        --             --            --         7,159,091       7,159,091
                                   ---------   -------   -------    -----------   -----------     -----------     ------------
Balance at December 31, 1996       7,112,917   $71,129      --      $28,528,910   $(1,509,011)    $19,807,985    $ 46,899,013
                                   =========   =======   =======    ===========   ===========     ===========    ============


SEE ACCOMPANYING NOTES.

                            ENCORE WIRE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                       ------------------------------------------
                                                                           1996            1995            1994
                                                                           ----            ----            ----
Operating Activities
Net income (loss) ..................................................   $ 7,159,091    $  (544,997)   $  6,670,209
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization ..................................     3,396,015      3,054,319       2,043,202
    Provision for bad debts ........................................       227,000        139,218         367,798
    Deferred income taxes ..........................................       929,000        199,000         597,000
    Tax benefit on exercise of stock options .......................          --          112,972            --
    Changes in operating assets and liabilities:
       Accounts receivable .........................................    (5,271,078)        (9,220)    (16,516,633)
       Inventories .................................................    (2,699,142)    (6,683,537)     (8,766,243)
       Prepaid expenses ............................................          (331)        33,589        (148,715)
       Current income taxes receivable .............................     1,042,460     (1,042,460)           --
       Other assets ................................................          --          206,028         116,491
       Trade accounts payable ......................................       (14,838)     4,349,224       2,293,990
       Accrued liabilities .........................................     2,083,462        503,035       1,441,471
       Current income taxes payable ................................     1,358,863       (639,177)        (35,926)
  Loss on disposal of assets .......................................        36,110           --              --
                                                                       -----------     ----------    -------------
Net cash (used in) provided by operating
  activities .......................................................     8,246,612       (322,006)    (11,937,356)

Investing Activities
Purchases of property, plant, and equipment ........................    (2,946,177)    (5,297,591)     (7,698,804)
Increase in long term investments ..................................       (16,000)          --              --
Proceeds from sale of equipment ....................................       122,200           --              --
                                                                       -----------     ----------    -------------
Net cash used in investing activities ..............................    (2,839,977)    (5,297,591)     (7,698,804)

Financing Activities
Increase in long-term note payable .................................          --        6,100,000      22,118,232
Repayment of note payable ..........................................    (4,500,000)          --       (16,065,000)
Proceeds from issuance of common stock .............................        33,880         85,380      14,742,688
Purchase of treasury stock .........................................      (670,928)      (838,083)           --
                                                                       -----------    -----------    ------------
Net cash (used in)/provided by financing activities ................    (5,137,048)     5,347,297      20,795,920
                                                                       -----------    -----------    ------------

Net increase (decrease) in cash ....................................       269,587       (272,300)      1,159,760
Cash at beginning of year ..........................................       991,516      1,263,816         104,056
                                                                       -----------    -----------    ------------
Cash at end of year ................................................   $ 1,261,103    $   991,516    $  1,263,816
                                                                       ===========    ===========    ============

SEE ACCOMPANYING NOTES.

                            ENCORE WIRE CORPORATION

                               DECEMBER 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Encore Wire Corporation (the Company) conducts its business in one segment - the manufacture of copper electrical wire, principally NM cable, for use as interior wiring in homes, apartments, and manufactured housing, and THHN cable, for use as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 30 manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore's commercial and residential wire are wholesale electrical distributors.

Copper rod, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper rod accounted for approximately 77.4%, 76.8%, and 67.9% of its cost of goods sold during 1996, 1995, and 1994, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Cash, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at expected settlement amounts which approximate fair value.

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company charged off accounts receivable of $177,183, $151,164, and $198,810 in 1996, 1995, and
1994, respectively.

INVENTORIES

Inventories are stated at the lower of cost using the last-in, first-out (LIFO) method or market.

                            ENCORE WIRE CORPORATION

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

Depreciation of property, plant, and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 30 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 3 to 5 years. Accelerated cost recovery methods are used for tax purposes.

INCOME (LOSS) PER SHARE

Income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.

INCOME TAXES

Income taxes are provided based on the deferred method, resulting in income tax assets and liabilities due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

2. INVENTORIES

Inventories consist of the following at December 31:

                                 1996            1995
                                 ----            ----
Raw materials ...........    $ 1,364,299     $ 3,290,096
Work-in-process .........      4,184,517       4,991,879
Finished goods ..........     21,820,867      22,414,271
                              27,369,683      30,696,246
                            ------------    ------------

Decrease to LIFO cost ...       (121,754)     (6,147,459)
                            ------------    ------------
                            $ 27,247,929    $ 24,548,787
                            ============    ============

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                     1996         1995
                                     ----         ----
Sales volume discounts payable   $4,758,070   $3,204,631
Property taxes payable              134,087      476,399
Commissions payable                 387,629      322,017
Other accrued liabilities           969,913      163,190
                                 ----------   ----------
                                 $6,249,699   $4,166,237
                                 ==========   ==========

                            ENCORE WIRE CORPORATION

4. LONG-TERM NOTE PAYABLE

The Company amended its unsecured loan facility (Facility) with a bank as of August 31, 1995 to provide for a maximum borrowings of the lesser of $35.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials as defined in the Financing Agreement (approximately $34.9 million at December 31, 1996). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing dividends in excess of an amount greater than 50% of the Company's net income for the preceding year. At December 31, 1996, the balance outstanding under the revolving credit facility was $18.5 million. Amounts outstanding under the facility are payable on July 15, 1998, with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election (average interest rate at December 31, 1996 was 6.62%). Each of the interest rate options includes a premium dependent upon the Company's financial performance.

The Company paid interest totaling $1,730,525, $1,688,266, and $757,778 in 1996, 1995, and 1994, respectively. The Company capitalized $177,903 of interest in 1994 relating to the construction of the plant expansion.

5. INCOME TAXES

The provisions for income tax (benefit) expense are summarized as follows:

                       1996           1995          1994
                       ----           ----          ----
Current:
         Federal   $ 3,252,757       $(540,177)   $3,163,000
         State         404,950           --          415,659
Deferred                824,00         199,000       597,000
                   -----------       ---------    ----------
                   $ 4,481,707       $(341,177)   $4,175,659
                   ===========       =========    ==========

                            ENCORE WIRE CORPORATION

5.  INCOME TAXES (CONTINUED)

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:


                                               1996           1995          1994
                                               ----           ----          ----
Amount computed using the statutory rate   $ 3,957,871     $  (301,299)   $3,688,000
State income taxes                             459,950         (55,000)      415,659
Other items                                     63,886          15,122        72,000
                                           -----------     -----------    ----------
                                           $ 4,481,707     $ (341,177)    $4,175,659
                                           ===========    ===========     ==========


The tax effect of each type of temporary difference and carryforward giving rise to the deferred tax asset and liability at December 31, 1996 and 1995, is as follows:


                                                DEFERRED TAX ASSET (LIABILITY)
                                          1996                          1995
                                    ------------------------------------------------------
                                      CURRENT      NONCURRENT      CURRENT      NONCURRENT
                                    ------------------------------------------------------
Depreciation and amortization       $    --      $ (2,587,000)   $     -       $(2,062,000)
Inventory                             (26,000)          --          (39,000)          --
Allowance for doubtful accounts
                                      161,000           --          146,000           --
Alternate minimum tax credit
carryforward                             --             --             --          438,000
Uniform capitalization rules          112,000           --           91,000           --
Other                                  21,000           --           36,000           --
                                    ---------    -----------     ----------    -----------
                                    $ 268,000    $(2,587,000)    $  234,000    $(1,624,000)
                                    =========    ===========     ==========    ===========


The Company made income tax payments of $1,151,000 in 1996, $1,028,000 in 1995 and $3,090,000 in 1994.

                            ENCORE WIRE CORPORATION

6. STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 674,000 shares of common stock. The following summarizes activity in the stock option plan for the years ended December 31, 1996, 1995, and 1994:

                                                SHARES UNDER     PRICE PER        AGGREGATE
                                                  OPTIONS         SHARE          OPTION PRICE
                                                  -------         -----          ------------
Options outstanding at December 31, 1993         238,750     $  .73  -  6.88      $  604,770
         Options granted                         291,500      13.125 - 14.00       3,907,000
         Options exercised                       (79,750)       .73  -  6.88         (82,818)
         Options canceled                         (2,000)              14.00         (28,000)
Options outstanding at December 31, 1994         448,500        .73  - 14.00        4,400,952
                                                 -------     ---------------      -----------
         Options granted                            --                --                --
         Options exercised                       (24,100)       .73  -  6.88          (52,033)
         Options canceled                         (4,000)              14.00          (56,000)
Options outstanding at December 31, 1995         420,400        .73  - 14.00        4,292,919
         Options granted                          63,700       9.375 - 10.25          613,575
         Options exercised                        (8,500)        .73 -  6.88          (33,880)
         Options canceled                        (12,400)      9.375 - 14.00         (144,000)
                                                 -------     ---------------      -----------
Options outstanding at December 31, 1996         463,200     $  .73  - 14.00      $  4,728,614
                                                 =======     ===============      ============

At December 31, 1996, 330,200 options are currently exercisable and 463,250 common shares are reserved for future issuance.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" will have no effect on the Company's financial statements. The pro forma disclosures mandated by SFAS 123 are not provided as the effect of adopting the expense recognition criteria of SFAS 123 for stock options granted subsequent to January 1, 1995 would not be material to the Company.

7. RELATED PARTY TRANSACTIONS

The Company paid a related party common carrier $1,905,188 in 1996, $1,370,104 in 1995 and $1,051,551 in 1994. The Company believes that rates charged by this carrier compare favorably with rates charged by other carriers.

                            ENCORE WIRE CORPORATION

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 1996 and 1995 (in thousands, except per share amounts):


                                               THREE MONTHS ENDED
       1996                     MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31
----------------------------------------------------------------------------------------
Net sales                        $40,015        $44,747        $46,099        $48,271
Gross profit                       3,432          4,544          8,752          8,955
Net income                           184            586          3,103          3,286
Net income per common and
  common equivalent share            .03            .08            .44            .46

                                                         THREE MONTHS ENDED
      1995                             MARCH 31          JUNE 30        SEPTEMBER 30    DECEMBER 31
----------------------------------------------------------------------------------------------------
Net sales                               $38,093        $ 38,674         $ 41,945         $ 32,596
Gross profit                              3,844           2,797            2,947            1,396
Net income (loss)                           626            (168)            (111)            (892)
Net income (loss) per common and
  common equivalent share                   .09            (.02)            (.02)            (.13)

ITEM 9.           DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 1997 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in
Part I of this report.

ITEM 11.          EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 1997 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 1997 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 1997 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)      The following documents are filed as a part of this report:

                  (1)      Financial Statements included in Item 8 herein:

                           Report of Independent Auditors
                           Consolidated Balance Sheets as of December 31, 1996
                             and 1995
                           Consolidated Statements of Operations for the years
                             ended December 31, 1996, 1995 and 1994
                           Consolidated Statements of Stockholders' Equity for
                             the years ended December 31, 1996, 1995 and 1994
                           Consolidated Statements of Cash Flows for years
                             ended December 31, 1996, 1995 and 1994
                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules included in Item 8 herein:

                           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                  (3)      Exhibits:

                           The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

         (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENCORE WIRE CORPORATION
Date:  March 26, 1997



                                     By: /s/ VINCENT A. REGO
                                        ----------------------------------------
                                                 Vincent A. Rego
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


              SIGNATURE                                      TITLE                                  DATE
              ---------                                      -----                                  ----



        /s/ VINCENT A. REGO                         Chairman of the Board                     March 26, 1997
----------------------------------------          of Directors, President and Chief
          Vincent A. Rego                                Executive Officer





       /s/ DONALD M. SPURGIN                     Vice Chairman of the Board                   March 26, 1997
----------------------------------------                of Directors
         Donald M. Spurgin




        /s/ SCOTT D. WEAVER                       Vice President-- Finance,                   March 26, 1997
----------------------------------------             Secretary and Treasurer
          Scott D. Weaver                            (Principal Financial
                                                    and Accounting Officer)


                  SIGNATURE                        TITLE             DATE
                  ---------                        -----             ----




        /s/ DONALD E. COURTNEY                   Director        March 26, 1997
-----------------------------------------
            Donald E. Courtney




       /s/ ARTHUR A. GINGELL                     Director        March 26, 1997
-----------------------------------------
           Arthur A. Gingell




       /s/ JOHN H. WILSON                        Director        March 26, 1997
-----------------------------------------
           John H. Wilson




       /s/ JOHN P. PRINGLE                       Director        March 26, 1997
-----------------------------------------
           John P. Pringle




      /s/ WILLIAM R. THOMAS                      Director        March 26, 1997
-----------------------------------------
          William R. Thomas




      /s/ DANIEL L. JONES                        Director        March 26, 1997
-----------------------------------------
          Daniel L. Jones




                               INDEX TO EXHIBITS

EXHIBIT                                                                          PAGE
NUMBER                       DESCRIPTION                                        NUMBER
------                       -----------                                        ------

3.1      Certificate of Incorporation of Encore Wire Corporation, as amended
         (filed as Exhibit 3.1 to the Company's Registration Statement on Form
         S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2      Bylaws of Encore Wire Corporation (filed as Exhibit 3.3 to the
         Company's Registration Statement on Form S-1, as amended (No.
         33-47696), and incorporated herein by reference).

10.1 Amended and Restated Financing Agreement dated as of June 15, 1994 by and between NationsBank of Texas, N.A. and Encore Wire Corporation
         (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.2     Revolving Note dated as of August 31, 1995 executed by Encore Wire
         Corporation payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.3 First Amendment to Amended and Restated Financing Agreement dated as of July 26, 1994 by and between NationsBank of Texas, N.A. and Encore
         Wire Corporation (filed as Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.4 Second Amendment to Amended and Restated Financing Agreement dated effective December 29, 1994 by and between NationsBank of Texas, N.A.
         and Encore Wire Corporation (filed as Exhibit 10.4 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.5 Third Amendment to Amended and Restated Financing Agreement dated effective April 7, 1995 by and between NationsBank of Texas, N.A. and Encore Wire Corporation (filed as Exhibit 10.5 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.6 Fourth Amendment to Amended and Restated Financing Agreement dated effective August 31, 1995 by and between NationsBank of Texas, N.A.
         and Encore Wire Corporation (filed as Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.7 Fifth Amendment to Amended and Restated Financing Agreement dated effective March 19, 1996 by and between NationsBank of Texas, N.A. and Encore Wire Corporation (filed as Exhibit 10.7 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.8 Sixth Amendment to Amended and Restated Financing Agreement dated effective September 17, 1996 by and between NationsBank of Texas, N.A.
         and Encore Wire Corporation (filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.9 Seventh Amendment to Amended and Restated Financing Agreement dated effective December 11, 1996 by and between NationsBank of Texas, N.A.
         and Encore Wire Corporation

                               INDEX TO EXHIBITS

EXHIBIT                                                                          PAGE
NUMBER                       DESCRIPTION                                        NUMBER
------                       -----------                                        ------
10.10   Amended and Restated Agreement Not to Compete dated March 8, 1994, between Encore Wire Corporation and Vincent A. Rego (filed as Exhibit
        10.9 to the Company's Registration Statement on Form S-1, as amended
        (No. 33-76216), and incorporated herein by reference).

10.11 Amended and Restated Agreement Not to Compete dated March 8, 1994, between Encore Wire Corporation and Donald M. Spurgin (filed as
        Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.12   1989 Stock Option Plan (filed as Exhibit 4.1 to the Company's
        Registration Statement on Form S-8, as amended (No. 33-54484), and incorporated herein by reference).

10.13   1989 Stock Option Plan, as amended (filed as Exhibit 10.12 to the
        Company's Registration Statement on Form S-1, as amended (No.
        33-76216), and incorporated herein by reference).

21.1    Subsidiary.

23.1    Consent of Ernst & Young LLP.
