Form 10-Q
period 1997-03-31
ENCORE WIRE CORP /DE/
filed 1997-04-24
CIK 850460

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

                             FOR THE QUARTER ENDED
                                 MARCH 31, 1997


                                       OR


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________



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



 Number of shares of Common Stock outstanding as of April 15, 1997:  7,124,717




                    Page 1 of 17 Sequentially Numbered Pages
                          Index to Exhibits on Page 15

================================================================================

                                                                       FORM 10-Q





                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                                                                    Page No.
                                                                                                                    --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.          Consolidated Financial Statements

                 Consolidated Balance Sheets
                          March 31, 1997 (Unaudited) and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Income (Unaudited)
                          Quarters ended March 31, 1997 and
                          March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statements of Cash Flows (Unaudited)
                          Quarters ended March 31, 1997 and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . 6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

         ITEM 2.          Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II.         OTHER INFORMATION

         ITEM 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                 (A)      Exhibit 11 - Statement re Computation of
                            Per Share Earnings

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                                                       FORM 10-Q




                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,               December 31,
                                                                                   1997                      1996
In Thousands of Dollars                                                         (Unaudited)                 (Note)
---------------------------------------------------------------------------------------------------------------------
                                 ASSETS

Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  1,522                   $  1,261
         Accounts receivable (net of allowance of
            $567 and $473)  . . . . . . . . . . . . . . . . . . . . . .             41,200                     33,232
         Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . .             33,406                     27,248
         Prepaid expenses and other assets  . . . . . . . . . . . . . .                197                        210
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                268                        268
                                                                                  --------                   --------
            Total current assets  . . . . . . . . . . . . . . . . . . .             76,593                     62,219


Property, plant and equipment-on the basis of cost:
         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                287                        287
         Buildings and improvements . . . . . . . . . . . . . . . . . .              8,976                      8,749
         Machinery and equipment  . . . . . . . . . . . . . . . . . . .             33,302                     29,962
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .                689                        676
                                                                                  --------                   --------
            Total property, plant, and equipment  . . . . . . . . . . .             43,254                     39,674

            Accumulated depreciation and
                amortization  . . . . . . . . . . . . . . . . . . . . .             11,694                     10,888
                                                                                  --------                   --------
                                                                                    31,560                     28,786

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 63                         63
                                                                                  --------                   --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $108,216                   $ 91,068
                                                                                  ========                   ========

                             See accompanying notes

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                                                     March 31,            December 31,
                                                                                       1997                   1996
In Thousands of Dollars, Except Share Data                                          (Unaudited)              (Note)
---------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .          $ 18,881               $ 15,473
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .             3,875                  6,250
      Current income taxes payable  . . . . . . . . . . . . . . . . . . . . .             2,426                  1,359
                                                                                       --------               --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .            25,182                 23,082

Non-current deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             2,587                  2,587
Long term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,400                 18,500

Stockholders' equity:
Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - (7,124,717
                 at March 31, 1997 and 7,112,917 at
                 December 31, 1996) . . . . . . . . . . . . . . . . . . . . .                71                     71
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            28,620                 28,529
Treasury stock - 128,500 at March 31, 1997 and
      December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,509)                (1,509)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,865                 19,808
                                                                                       --------               --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            51,047                 46,899
                                                                                       --------               --------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . .          $108,216               $ 91,068
                                                                                       ========               ========


Note: The consolidated balance sheet at December 31, 1996, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter Ended
                                                                                                     March 31,

In Thousands of Dollars, Except Per Share Data                                             1997                   1996
-------------------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   55,131            $    40,015
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,660                 36,583
                                                                                       ----------            -----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,471                  3,432

Selling, general, and administrative expenses . . . . . . . . . . . . . . . . . . .         3,511                  2,703
                                                                                       ----------            -----------

Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,960                    729

Net interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           363                    430
                                                                                       ----------            -----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,597                    299

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,540                    115
                                                                                       ----------            -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    4,057            $       184
                                                                                       ==========            ===========
Net income per common and common
     equivalent share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.56            $      0.03
                                                                                       ==========            ===========


Weighted average common and common
     equivalent shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,189                  7,113
                                                                                       ==========            ===========

Cash dividends declared per share . . . . . . . . . . . . . . . . . . . . . . . . .    $       --            $        --
                                                                                       ==========            ===========


                             See accompanying notes

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                           Quarter Ended
                                                                                                             March 31,

In Thousands of Dollars                                                                                1997             1996
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    4,057       $      184
  Adjustments to reconcile net income to cash
  used in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .           927              793
      Provision for bad debts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            96               --
      Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,063)          (1,031)
          Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,158)          (3,414)
          Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .         1,033            2,304
          Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13              (63)
          Current income taxes receivable/payable . . . . . . . . . . . . . . . . . . . . . . .         1,067              461
                                                                                                   ----------       ----------
          NET CASH USED IN OPERATING ACTIVITIES                                                        (7,028)            (766)
                                                                                                   ----------       ----------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        (3,716)            (328)
  Proceeds from sale of equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14               --
                                                                                                   ----------       ----------

          NET CASH USED IN INVESTING ACTIVITIES                                                        (3,702)            (328)
                                                                                                   ----------       ----------

FINANCING ACTIVITIES
  Increase in note payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,900            1,000
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .            91                2
                                                                                                   ----------       ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    10,991            1,002
                                                                                                   ----------       ----------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           261              (92)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,261              992
                                                                                                   ----------       ----------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,522       $      900
                                                                                                   ==========       ==========

                             See accompanying notes

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:

                                                        MARCH 31,               DECEMBER 31,
                                                          1997                     1996
                                                        ---------               ---------
         Raw materials  . . . . . . . . . . . . . .     $   5,629               $   1,364
         Work-in-process  . . . . . . . . . . . . .         4,604                   4,185
         Finished .o.d. . . . . . . . . . . . . . .        25,211                  21,821
                                                        ---------               ---------

                                                           35,444                  27,370

         Decrease to LIFO cost  . . . . . . . . . .        (2,038)                   (122)
                                                        ---------               ---------

                                                        $  33,406               $  27,248
                                                        =========               =========


         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                                                                       FORM 10-Q




NOTE 3 - INCOME PER SHARE

         Income per common and common equivalent share is computed using the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options and common stock warrants, treated as common stock equivalents, is calculated using the treasury stock method.

NOTE 4 - LONG TERM NOTE PAYABLE

         The Company amended its unsecured loan facility (Facility) with a bank as of August 31, 1995 to provide for a maximum borrowings of the lesser of $35.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials as defined in the Financing Agreement ($35.0 million at March 31, 1997). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

         The Company is prohibited from declaring, paying, or issuing dividends in excess of an amount greater than 50% of the Company's net income for the preceding year. At March 31, 1997, the balance outstanding under the revolving credit facility was $29.4 million. Amounts outstanding under the facility are payable on July 15, 1998, with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance.

                                                                       FORM 10-Q




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing. In 1994, the Company completed a major plant expansion and began manufacturing commercial wire for commercial and industrial buildings.

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

RESULTS OF OPERATIONS

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 1997 and 1996. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Net sales for the first quarter of 1997 amounted to $55.1 million compared with net sales of $40.0 million for the first quarter of 1996, an increase of 38%. This increase was primarily due to an increase in sales volume of 26%, as well as improved pricing for the Company's products. The improved pricing for the Company's products an increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first quarter of 1997 compared to the first quarter of 1996. The average sales price per copper pound of product sold was $1.96 in the first quarter of 1997, compared to $1.79 in the first quarter of 1996. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.


         Cost of goods sold was $44.7 million in the first quarter of 1997, compared to $36.6 million in the first quarter of 1996. Copper costs remained relatively constant at $31.0 million in the first quarter of 1997 compared to $31.0 million in the first quarter of 1996. The average cost per copper pound purchased decreased to $1.16 in the first quarter of 1997 from $1.24 in the first quarter of 1996. Copper costs as a percentage of net sales decreased to 56.2% in the first quarter of 1997 from 78.1% in the first quarter of 1996. This decrease as a percentage of net sales in the first quarter of 1997 from the comparable quarter in 1996 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the first quarter of 1997 due to improved pricing for the Company's products. Other raw material costs as a percentage of net sales remained relatively constant at 13.0%

                                                                       FORM 10-Q




in the first quarter of 1997, compared with 13.4% in the first quarter of 1996. Depreciation, labor and overhead costs as a percentage of net sales also remained relatively constant at to 8.3% in the first quarter of 1997 compared to 8.4% in the first quarter of 1996.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the first quarter of 1997, necessitating a increase in the LIFO reserve of $1.9 million and a corresponding increase in cost of goods sold. In the first quarter of 1996, the price of copper decreased necessitating an decrease in the LIFO reserve that resulted in a increase to the inventory value and a decrease to the cost of goods sold by $3.4million.
At March 31, 1997 and 1996, LIFO value did not exceed the market value of the inventory, therefore no adjustment to lower the cost of the inventory to the market value was necessary. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Gross profit increased to $10.5 million, or 19.0% of net sales, for the first quarter of 1997 from $3.4 million, or 8.6% of net sales, for the first quarter of 1996. The increase in gross profit as a percentage of net sales was due primarily to increased sales volume and improved pricing for the Company's products which resulted in a greater differential between product price and copper cost in the first quarter of 1997, as discussed above.

         General and administrative expenses were $873,000, or 1.6% of net sales, in the first quarter of 1997 compared to $588,000, or 1.5% of net sales, in the first quarter of 1996. The increase as a percentage of sales was due primarily to higher general and administrative costs in the first quarter of 1997 relating to increased sales volume as well as a $96,000 provision for bad debts in the first quarter of 1997 compared to no provision for bad debts in the first quarter of 1996. Selling expenses for the first quarter of 1997 were $2.6 million, or 4.8% of net sales, compared to $2.1 million, or 5.3% of net sales, in the first quarter of 1996. This decrease as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining relatively unchanged while the sales price per copper pound sold increased.

         Net interest expense was $363,000 in the first quarter of 1997 compared to $430,000 in the first quarter of 1996. The decrease was due to a lower average debt balance during the first quarter of 1997 compared to the first quarter of 1996. Even though the debt balance increased by a larger amount in the first quarter of 1997 than the same period of 1996, the average debt balance in the first quarter of 1997 was less than the first quarter of 1996 due to a lower debt balance at December 31, 1996 compared to the balance at December 31, 1995. The amount of debt outstanding at the end of the first quarter of 1997 was greater than the balance at the end of the first quarter of 1996. This increase was due primarily to working capital requirements as well as capital expenditures in the first quarter of 1997. Accounts receivable and inventories increased as a result of increased sales volumes. These increases were partially offset by the decreased cost of copper in the first quarter of 1997 compared to the first quarter of 1996.

                                                                       FORM 10-Q





         The Company's effective tax rate remained constant at 38.5%.

         As a result of the foregoing factors, the Company's net income increased to $4.1 million in the first quarter of 1997 from $184,000 in the first quarter of 1996.

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

         Effective June 15, 1994, the Company completed an unsecured loan facility with a bank (the "Financing Agreement"). The Financing Agreement initially provided for maximum borrowings of the lesser of $25.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The maximum borrowing amount was increased to the lesser of a calculated amount or $35.0 million effective August 31, 1995. The calculated maximum borrowing amount available at March 31, 1997, as computed in the Financing Agreement, was $34.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. Because of the net loss incurred in 1995, the Company was in default at December 31, 1995 under certain of the covenants contained in the Financing Agreement. However, the bank waived the Company's default as of December 31, 1995, and the bank and the Company amended the Financing Agreement, effective as of March 19, 1996, so that it contains less restrictive covenants. The Company was in compliance with these new covenants as of March 31, 1997. At March 31, 1997, the balance outstanding under the Financing Agreement was $29.4 million. The Financing Agreement was amended September 17, 1996 to extend the term of the agreement and to make other minor changes. Amounts outstanding under the Financing Agreement are payable on July 15, 1998 with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election. Each of the interest rate options includes a premium dependent upon the Company's financial performance, which is computed quarterly. The Agreement was amended again on December 11, 1996 to clarify certain provisions relating to the repurchase of the Company's Common Stock. Effective October 1, 1996, and continuing into 1997, the Company's financial performance earned it the lowest interest rate option offered by the Financing Agreement.

         In the first quarter of 1995, the Board of Directors of the Company authorized the Company to purchase up to 400,000 shares, or approximately 5.6%, of its outstanding Common Stock dependent upon market conditions. Common Stock purchased under the authorization will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. Cash provided by operations and borrowings under the Financing Agreement will be used to fund any repurchase of shares by the Company. The repurchase program permits the Company to purchase shares of its Common Stock whenever management believes that the stock price is undervalued relative to the performance and future prospects of the Company. The Financing Agreement has been amended to permit the proposed purchase of these shares not to exceed

                                                                       FORM 10-Q




400,000 shares or $5.5 million. Purchases of common stock under the repurchase program will be carried out in accordance with applicable rules and regulations of the Securities and Exchange Commission. As of March 31, 1997, the Company had repurchased 128,500 shares of its common stock in the open market at a weighted average price of $11.74 per share.

         Cash used by operations increased to $7.0 million in the first quarter of 1997 from cash used by operations of $766,000 in the first quarter of 1996. This increase in the use of cash is primarily the result of a greater increase of accounts receivable and inventories in the first quarter of 1997 compared to the increase in the first quarter of 1996. The increase in accounts receivable and inventories in the first quarter of 1997 were due to a larger increase in sales in the first quarter of 1997 from the fourth quarter of 1996 compared to the increase in sales in the first quarter of 1996 from the fourth quarter of 1995. Cash used in investing activities increased from $328,000 in the first quarter of 1996 to $3.7 million in the first quarter of 1997. In both quarters, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's copper rod fabrication facility which is discussed in the following paragraph. The cash provided by financing activities was due primarily to borrowings in the first quarter of 1997 and 1996, the proceeds of which were used to fund the activities discussed above.

         During 1997, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to construct and equip a copper rod fabrication facility and finished goods distribution facility. The total capital expenditures associated with these facilities and the additional manufacturing equipment are estimated to be approximately $19.0 million. The Company also expects its working capital requirements to increase during 1997 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company is currently negotiating with its bank to provide additional financing for the capital expenditures and working capital requirements. The Company believes that the cash flow from operations and the financing that it expects to receive from its bank will satisfy working capital and capital expenditure requirements for the next twelve months.

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

                                                                       FORM 10-Q





                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11.      Statement re: computation of per share earnings

         (b) The Company filed a current report on Form 8-K dated March 18, 1997 relating to a press release distributed by the Company regarding the announcement of plans to construct a new facility. No financial statements were included in such report. No other reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

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


                                              ENCORE WIRE CORPORATION
                                 ----------------------------------------------
                                                    (Registrant)


Date: April 24, 1997                            /s/ VINCENT A. REGO
                                 ----------------------------------------------
                                           Vincent A. Rego, President and
                                              Chief Executive Officer


Date: April 24, 1997                            /s/ SCOTT D. WEAVER
                                 ----------------------------------------------
                                     Scott D. Weaver, Vice President - Finance,
                                              Treasurer and Secretary
                                           (Principal Financial Officer)

                                                                       FORM 10-Q




                               INDEX TO EXHIBITS


                                                                                                                  Sequentially
Exhibit                                                                                                             Numbered
Number                 Exhibit                                                                                        Page
--------               -------                                                                                     ----------
11.      Statement re Computation of Per Share Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

27.      Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .