Form 10-Q
period 1997-06-30
ENCORE WIRE CORP /DE/
filed 1997-07-31
CIK 850460

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

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1997


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



  Number of shares of Common Stock outstanding as of July 18, 1997:  7,168,157



================================================================================

                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996


                                                                                                                 Page No.
                                                                                                                 --------
PART I.  FINANCIAL INFORMATION
         ITEM 1. Consolidated Financial Statements

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
                   June 30, 1997 (Unaudited) and December 31, 1996

                 Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
                   Quarters and six months ended June 30, 1997 and June 30, 1996

                 Consolidated Statements of Cash Flows (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . 6
                   Six months ended June 30, 1997 and June 30, 1996

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II.         OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                 (A)      Exhibit 11 - Statement re Computation of
                          Per Share Earnings

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                           ENCORE WIRE CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,                December 31,
                                                                                   1997                      1996
In Thousands of Dollars                                                         (Unaudited)              (See Note 1)
---------------------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      1,145             $        1,261
         Accounts receivable (net of allowance of
            $647 and $473)  . . . . . . . . . . . . . . . . . . . . . .             46,908                     33,232
         Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . .             32,095                     27,248
         Prepaid expenses and other assets  . . . . . . . . . . . . . .                409                        210
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                268                        268
                                                                              ------------             --------------
            Total current assets  . . . . . . . . . . . . . . . . . . .             80,825                     62,219


Property, plant and equipment-on the basis of cost:
         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,637                        287
         Construction in Progress . . . . . . . . . . . . . . . . . . .                562                         --
         Buildings and improvements . . . . . . . . . . . . . . . . . .              8,793                      8,749
         Machinery and equipment  . . . . . . . . . . . . . . . . . . .             36,477                     29,962
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .                763                        676
                                                                              ------------             --------------
            Total property, plant, and equipment  . . . . . . . . . . .             48,232                     39,674

            Accumulated depreciation and
                amortization  . . . . . . . . . . . . . . . . . . . . .             12,688                     10,888
                                                                              ------------             --------------
                                                                                    35,544                     28,786

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 68                         63
                                                                              ------------             --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    116,437             $       91,068
                                                                              ============             ==============

                            See accompanying notes

                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                                                                          December 31,
                                                                                   June 30, 1997              1996
In Thousands of Dollars, Except Share Data                                          (Unaudited)           (See Note 1)
----------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $     23,152           $     15,473
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .             5,974                  6,250
      Current income taxes payable  . . . . . . . . . . . . . . . . . . . . .             1,835                  1,359
                                                                                   ------------           ------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .            30,961                 23,082

Non-current deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             2,587                  2,587
Long term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,400                 18,500

Stockholders' equity:
Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - (7,154,067
                 at June 30, 1997 and 7,112,917 at
                 December 31, 1996) . . . . . . . . . . . . . . . . . . . . .                71                     71
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            28,902                 28,529
Treasury stock - 133,500 at June 30, 1997 and 128,500 at
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,608)                (1,509)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,124                 19,808
                                                                                   ------------           ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            56,489                 46,899
                                                                                   ------------           ------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . .      $    116,437           $     91,068
                                                                                   ============           ============



Note: The consolidated balance sheet at December 31, 1996, as presented, is derived from the audited consolidated financial statements at that date.

                            See accompanying notes

                           ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)




                                                                          Quarter Ended             Six Months Ended
                                                                             June 30,                   June 30,
                                                                          -------------             ----------------

In Thousands of Dollars, Except Per Share Data                          1997         1996          1997          1996

-------------------------------------------------------------------------------------------------------------------------
  Net sales   . . . . . . . . . . . . . . . . . . . . . . . . .     $  66,889    $  44,747      $  122,020      $  84,762

  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . .        53,620       40,203          98,280         76,786
                                                                    ---------    ---------      ----------      ---------

  Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .        13,269        4,544          23,740          7,976


  Selling, general, and administrative expense  . . . . . . . .         4,181        3,114           7,691          5,817
                                                                    ---------    ---------      ----------      ---------

  Operating income  . . . . . . . . . . . . . . . . . . . . . .         9,088        1,430          16,049          2,159


  Interest expense (net)  . . . . . . . . . . . . . . . . . . .           444          477             808            907
                                                                    ---------    ---------      ----------      ---------

  Income before income taxes  . . . . . . . . . . . . . . . . .         8,644          953          15,241          1,252


  Provision for income taxes  . . . . . . . . . . . . . . . . .         3,385          367           5,925            482
                                                                    ---------    ---------      ----------      ---------

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $   5,259    $     586      $    9,316      $     770
                                                                    =========    =========      ==========      =========

  Net income per common and common
     equivalent share   . . . . . . . . . . . . . . . . . . . .     $     .71    $     .08      $     1.28      $     .11
                                                                    =========    =========      ==========      =========

  Weighted average common and common
     equivalent shares  . . . . . . . . . . . . . . . . . . . .     $   7,410    $   7,085      $    7,306      $   7,086


  Cash dividends declared per share   . . . . . . . . . . . . .     $      --    $      --      $       --      $      --
                                                                    =========    =========      ==========      =========



                             See accompanying notes

                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                   Six Months Ended
                                                                                                        June 30,

In Thousands of Dollars                                                                          1997            1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  9,316      $      770
  Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        1,920           1,615
          Reduction of inventory cost to market . . . . . . . . . . . . . . . . . . . . .           --             288
          Provision for bad debts . . . . . . . . . . . . . . . . . . . . . . . . . . . .          213             112
          Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,889)         (6,482 )
          Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,847)          2,493
          Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . .        7,402           3,880
          Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         (199)         (1,170)
          Current income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .          476           1,235
                                                                                              --------           -----

              NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .          392           2,741
                                                                                              --------           -----

INVESTING ACTIVITIES
  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .       (8,693)           (625)
  Increase in Long Term Investments   . . . . . . . . . . . . . . . . . . . . . . . . . .           (4)             --
  Proceeds from Sale of Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . .           14              90
                                                                                              --------      ----------

      NET CASH USED IN INVESTING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . . .       (8,683)           (535)
                                                                                              --------      ------------

FINANCING ACTIVITIES
  Borrowings (repayments) under notes payable   . . . . . . . . . . . . . . . . . . . . .        7,900          (3,200)
  Purchases of Treasury Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (99)             --
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .          374               2
                                                                                                            ----------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   . . . . . . . . . . . . . . .        8,175          (3,198)
                                                                                              --------      ----------

NET DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (116)           (992)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,261             992
                                                                                              --------      ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,145      $       --
                                                                                              ========      ==========


                             See accompanying notes

                            ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                        JUNE 30,               DECEMBER 31,
                                                          1997                      1996
                                                     --------------           ---------------
         Raw materials  . . . . . . . . . . . . . . $         2,208           $         1,364
         Work-in-process  . . . . . . . . . . . . .           5,739                     4,185
         Finished goods . . . . . . . . . . . . . .          27,104                    21,821
                                                    ---------------           ---------------

                                                             35,051                    27,370

         Decrease to LIFO cost  . . . . . . . . . .          (2,956)                     (122)
                                                    ---------------           ---------------

                                                             32,095                    27,248
                                                    ===============           ===============


         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

         NOTE 3 - INCOME (LOSS) PER SHARE

         Income (loss) per common and common equivalent share is computed using the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 to $0.75 and $0.08 per share respectively. The impact is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996 to $1.33 and $0.12 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters and six months ended is not expected to be material.

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at June 30, 1997, as computed in the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of June 30, 1997. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At June 30, 1997, the balance outstanding under the Financing Agreement was $26.4 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.


NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 400,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization will be made in the open market or through privately negotiated transactions. The Financing Agreement discussed in note 4 allows the Company to purchase up to 271,500 shares with the aggregate price of these shares not to exceed $3,991,410. As of June 30, 1997, the Company had repurchased 133,500 shares of its common stock in the open market at a weighted average price of $12.05 per share.

NOTE 6 - STOCK DIVIDEND

         On July 22, 1997 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stock dividend is payable August 18, 1997 to stockholders of record at the close of business on August 11, 1997. The per share amounts disclosed in this filing have not been restated to reflect the stock dividend.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended June 30, 1997 and 1996. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Net sales for the second quarter of 1997 amounted to $66.9 million compared with net sales of $44.7 million for the second quarter of 1996, an increase of 49%. This increase was primarily due to an increase in sales volume of 34% as well as improved pricing for the Company's products. The improved pricing for the Company's products resulted in an increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the second quarter of 1997 compared to the second quarter of 1996. The average sales price per copper pound of product sold was $2.03 in the second quarter of 1997, compared to $1.82 in the second quarter of 1996. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $53.6 million in the second quarter of 1997, compared to $40.2 million in the second quarter of 1996. Copper costs increased to $38.8 million in the second quarter of 1997 from $30.7 million in the second quarter of 1996. The average cost per copper pound purchased decreased to $1.20 in the second quarter of 1997 from $1.23 in the second quarter of 1996. Copper costs as a percentage of net sales decreased to 58.0% in the second quarter of 1997 from 68.7% in the second quarter of 1996. This decrease as a percentage of net sales in the second quarter of 1997 from the comparable quarter in 1996 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the second quarter of 1997 due to a greater decrease in the average cost per copper pound purchased than the sales price per copper pound. The increased differential was a result of improved pricing conditions and, along with higher volume, was the primary factor in the Company's net income increasing to $5.3 million in the second quarter of 1997 from $586,000 in the second quarter of 1996. Other raw material costs as a percentage of net sales remained relatively unchanged at 12.6% in the second quarter of 1997, compared with 12.5% in the second quarter of 1996. Depreciation, labor and overhead costs as a percentage of net sales remained relatively unchanged at 8.2% in the second quarter of 1997, compared with 8.3% in the second quarter of 1996.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the second quarter of 1997, necessitating an increase in the LIFO reserve of $918,000 and a corresponding increase in cost of goods sold. In the second quarter of 1996, the price of copper decreased necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold by $135,000. At June 30, 1997, because LIFO cost did not exceed the market value of the inventory, no adjustment to lower the cost of inventory to the market value was necessary. However, at June 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $288,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit increased to $13.2 million, or 19.8% of net sales, for the second quarter of 1997 from $4.5 million, or 10.2% of net sales, for the second quarter of 1996. The increase in gross profit as a percentage of net sales was due primarily to the improved pricing environment for the Company's products, which resulted in a higher differential between product price and copper cost in the second quarter of 1997, as discussed above.

         General and administrative expenses were $858,000, or 1.3% of net sales, in the second quarter of 1997 compared to $663,000, or 1.5% of net sales, in the second quarter of 1996. The provision for bad debts in the second quarter of 1997 increased to $117,000 in the second quarter of 1997 compared to $112,000 in the second quarter of 1996. Selling expenses for the second quarter of 1997 were $3.2 million, or 4.8% of net sales, compared to $2.3 million, or 5.2% of net sales, in the second quarter of 1996. This slight decrease as a percentage of net sales was due primarily to freight charges per copper pound of product shipped remaining approximately the same while the sales price per copper pound sold increased.

         Net interest expense was $444,000 in the second quarter of 1997 compared to $477,000 in the second quarter of 1996. The decrease was due to lower average debt outstanding during the second quarter of 1997 than the comparable period during 1996. This reduction in average debt outstanding was the result of improved net income and the resulting increased cash flow. The decreased cost of copper in the second quarter of 1997 compared to the second quarter of 1996 also decreased the amount of working capital necessary for inventory.

         The Company's effective tax rate increased to 39.2% in the second quarter of 1997 compared to 38.5% in the second quarter of 1996. This increase was due to the Company's income in the second quarter of 1996 increasing significantly which resulted in the use of a higher tax bracket.

         As a result of the foregoing factors, the Company's net income was $5.3 million in the second quarter of 1997 compared to $586,000 in the second quarter of 1996.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the six months ended June 30, 1997 and 1996. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Net sales for the first six months of 1997 amounted to $122.0 million compared with net sales of $84.8 million for the first six months of 1996, an increase of 44%. This increase was primarily due to an increase in sales volume of 30% as well as improved pricing for the Company's products. The improved pricing for the Company's products resulted in an increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first six months of 1997 compared to the first six months of 1996. The average sales price per copper pound of product sold was $2.00 in the first six months of 1997, compared to $1.81 in the first six months of 1996. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $98.3 million in the first six months of 1997, compared to $76.8 million in the first six months of 1996. Copper costs increased to $69.8 million in the first six months of 1997 from $61.9 million in the first six months of 1996. The average cost per copper pound purchased decreased to $1.18 in the first six months of 1997 from $1.24 in the first six months of 1996. Copper costs as a percentage of net sales decreased to 57.2% in the first six months of 1997 from 73.1% in the first six months of 1996. This decrease as a percentage of net sales in the first six months of 1997 from the comparable six months in 1996 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. The increased differential was a result of improved pricing conditions and, along with higher volume, was the primary factor in the Company's net income increasing to $9.3 million in the first six months of 1997 from $770,000 in the first six months of 1996. Other raw material costs as a percentage of net sales remained relatively constant at 12.8% in the first six months of 1997, compared with 12.9% in the first six months of 1996. Depreciation, labor and overhead costs as a percentage of net sales remained relatively constant at 8.2% in the first six months of 1997 compared to 8.3% in the first six months of 1996.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the first six months of 1997, necessitating an increase in the LIFO reserve of $2.8 million that resulted in an decrease to the inventory value and an increase in cost of goods sold. In the first six months of 1996, the price of copper decreased, necessitating an decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold by $3.5 million. Because LIFO cost did not exceed the market value of the inventory at June 30, 1997, no adjustment to lower the cost of inventory to market value was necessary. However, at June 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $288,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit increased to $23.7 million, or 19.5% of net sales, for the first six months of 1997 from $7.9 million, or 9.4% of net sales, for the first six months of 1996. The increase in gross profit as a percentage of net sales was due primarily to increased sales volume and improved pricing for the Company's product, which resulted in a greater differential between product price and copper cost in the first six months of 1997, as discussed above.

         General and administrative expenses were $1.6 million, or 1.3% of net sales, in the first six months of 1997 compared to $1.3 million, or 1.5% of net sales, in the first six months of 1996. Although the dollar amount of general and administrative expenses remained relatively constant, they decreased as a percentage of net sales because of the increase in net sales. The provision for bad debts in the first six months of 1997 increased to $213,000 in the first six months of 1997 compared to $112,000 in the first six months of 1996. This increase was due to a larger accounts receivable balance at June 30, 1997 than June 30, 1996. Selling expenses for the first six months of 1997 were $5.8 million, or 4.8% of net sales, compared to $4.5 million, or 5.3% of net sales, in the first six months of 1996. This decrease as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining approximately the same while the sales price per copper pound sold increased.

         Net interest expense was $808,000 in the first six months of 1997 compared to $907,000 in the first six months of 1996. The decrease was due to lower average debt outstanding during the first six months of 1997 than the comparable period during 1996. This reduction in average debt outstanding was the result of improved net income and the resulting increased cash flow. The decreased cost of copper in the first six months of 1997 compared to the first six months of 1996 also decreased the amount of working capital necessary for inventory.

         The Company's effective tax rate increased to 38.9% in the first six months of 1997 compared to 38.5% in the first six months of 1996. This increase was due to the Company's income in the first six months of 1996 increasing significantly, which resulted in the use of a higher tax bracket.

         As a result of the foregoing factors, the Company's net income increased to $9.3 million in the first six months of 1997 from $770,000 in the first six months of 1996.

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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at June 30, 1997, as computed in the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of June 30, 1997. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At June 30, 1997, the balance outstanding under the Financing Agreement was $26.4 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         In the first quarter of 1995, the Board of Directors of the Company authorized the Company to purchase up to 400,000 shares, or approximately 5.6%, of its outstanding Common Stock dependent upon market conditions. Common Stock purchased under the authorization will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. Cash provided by operations and borrowings under the Financing Agreement will be used to fund any repurchase of shares by the Company. The repurchase program permits the Company to purchase shares of its Common Stock whenever management believes that the stock price is undervalued relative to the performance and future prospects of the Company. The Financing Agreement discussed above allows the Company to purchase up to 271,500 shares with the aggregate price of these shares not to exceed $3,991,410. As of June 30, 1997, the Company had repurchased 133,500 shares of its common stock in the open market at a weighted average price of $12.05 per share.

         Cash provided by operations was $392,000 in the first six months of 1997 compared to cash provided by operations of $2.7 million in the first six months of 1996. This decrease in cash provided by operations is primarily the result of a larger increase of accounts receivable and inventory in the first six months of 1997 compared to the first six months of 1996, which was partially offset by a greater net income in the first six months of 1997 compared to the first six months of 1996. The increase in accounts receivable in the first six months of 1997 was due to a larger increase in sales in the first six months of 1997 from the fourth quarter of 1996 compared to the increase in sales in the first six months of 1996 from the fourth quarter of 1995. Cash used in investing activities increased from $535,000 in the first six months of 1996 to $8.6 million in the first six months of 1997. In 1996 these funds were used primarily to increase the Company's production capacity. In 1997, these funds were used primarily to purchase land and begin construction of the Company's copper rod fabrication facility and finished goods distribution facility as well as increase the Company's production capacity. The cash provided by financing activities in the first six months of 1997 was due primarily to borrowings. The cash used by financing activities in the first six months of 1996 were used to reduce the Company's borrowings.

         During 1997, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company is in the process of constructing and equipping a copper rod fabrication facility and finished goods distribution facility. The total capital expenditures associated with these facilities and the additional manufacturing equipment are estimated to be approximately $25.0 million. The Company also expects its working capital requirements to continue to increase during 1997 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and cash available pursuant to the Financing Agreement will satisfy working capital needs and capital expenditure requirements for the next twelve months.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         10.1     Second Amended and Restated Financing Agreement dated as of June 9, 1997 by and among Encore
                  Wire Corporation, NationsBank of Texas, N.A. and Bank of America, Texas N.A.

         10.2     $35,000,000 Revolving Note to NationsBank of Texas, N.A.

         10.3     $25,000,000 Revolving Note to Bank of America, Texas N.A.

         10.4     Nations Bank of Texas, N.A. Guaranty Agreement

         10.5     Bank of America, Texas N.A. Guaranty Agreement

         11       Statement re computation of per share earnings.

         27       Financial Data Schedule

         (b) No reports on form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENCORE WIRE CORPORATION
                                          -----------------------------------
                                                      (Registrant)


Date: July 31, 1997                              /s/ Vincent A. Rego
                                          -----------------------------------
                                             Vincent A. Rego, President and
                                                 Chief Executive Officer


Date: July 31, 1997                              /s/ Scott D. Weaver
                                          -----------------------------------
                                           Scott D. Weaver, Vice President -
                                            Finance, Treasurer and Secretary
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                                             Exhibit                              Page
--------                                           -------                           ----------
10.1                                       Second Amended and Restated
                                           Financing Agreement dated as of
                                           June 9, 1997 by and among Encore
                                           Wire Corporation, NationsBank of
                                           Texas, N.A. and Bank of America,
                                           Texas N.A.

10.2                                       $35,000,000 Revolving Note to
                                           NationsBank of Texas, N.A.

10.3                                       $25,000,000 Revolving Note to Bank
                                           of America, Texas N.A.

10.4                                       Nations Bank of Texas, N.A.
                                           Guaranty Agreement

10.5                                       Bank of America, Texas N.A.
                                           Guaranty Agreement

11                                         Statement re Computation of
                                           Per Share Earnings

27                                         Financial Data Schedule