Form 10-Q
period 1997-09-30
ENCORE WIRE CORP /DE/
filed 1997-11-06
CIK 850460

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

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997


                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          -----------  -----------


                        Commission file number:  0-20278


                            ENCORE WIRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                  75-2274963
       (State of incorporation)          (I.R.S. employer identification number)


          1410 MILLWOOD ROAD
            MCKINNEY, TEXAS                                 75069
(Address of principal executive offices)                 (Zip code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 562-9473



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]



 Number of shares of Common Stock outstanding as of October 27, 1997: 10,768,385

================================================================================

                                                                       FORM 10-Q




                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements

                 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . 3
                  September 30, 1997 (Unaudited) and December 31, 1996

                 Consolidated Statements of Income (Unaudited) . . . . . . . . 5
                  Quarters and nine months ended September 30, 1997
                  and September 30, 1996

                 Consolidated Statements of Cash Flows (Unaudited) . . . . . . 6
                  Nine months ended September 30, 1997 and September 30, 1996

                 Notes to Consolidated Financial Statements. . . . . . . . . . 7

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . .10

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

                                                                       FORM 10-Q



                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,             December 31,
                                                                                   1997                      1996
In Thousands of Dollars                                                         (Unaudited)              (See Note 1)
---------------------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      1,134             $        1,261
         Accounts receivable (net of allowance of
            $726 and $473)  . . . . . . . . . . . . . . . . . . . . . .             53,286                     33,232
         Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . .             24,743                     27,248
         Prepaid expenses and other assets  . . . . . . . . . . . . . .                262                        210
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                268                        268
                                                                              ------------             --------------
            Total current assets  . . . . . . . . . . . . . . . . . . .             79,693                     62,219


Property, plant and equipment-on the basis of cost:
         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,747                        287
         Buildings and improvements . . . . . . . . . . . . . . . . . .              8,793                      8,749
         Construction in Progress . . . . . . . . . . . . . . . . . . .              7,856                         --
         Machinery and equipment  . . . . . . . . . . . . . . . . . . .             35,481                     29,962
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .                767                        676
                                                                              ------------             --------------
            Total property, plant, and equipment  . . . . . . . . . . .             54,644                     39,674

            Accumulated depreciation and
                amortization  . . . . . . . . . . . . . . . . . . . . .             13,691                     10,888
                                                                              ------------             --------------
                                                                                    40,953                     28,786

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                144                         63
                                                                              ------------             --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    120,790             $       91,068
                                                                              ============             ==============

                         See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                                                   September 30,          December 31,
                                                                                       1997                   1996
In Thousands of Dollars, Except Share Data                                          (Unaudited)           (See Note 1)
----------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $     20,248         $       15,473
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .             7,966                  6,250
      Current income taxes payable  . . . . . . . . . . . . . . . . . . . . .             1,999                  1,359
                                                                                   ------------          --------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .            30,213                 23,082

Non-current deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             2,587                  2,587
Long term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,900                 18,500

Stockholders' equity:
Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - (10,768,385
                 at September 30, 1997 and 7,112,917 at
                 December 31, 1996) . . . . . . . . . . . . . . . . . . . . .               108                     71
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            29,145                 28,529
Treasury stock - 200,250 at September 30, 1997 and 192,750 at
      December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,608)                (1,509)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            35,445                 19,808
                                                                                   ------------          --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .            63,090                 46,899
                                                                                   ------------          --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . .      $    120,790         $       91,068
                                                                                   ============          ==============

Note: The consolidated balance sheet at December 31, 1996, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                       Quarter Ended               Nine Months Ended
                                                                       September 30,                 September 30,
                                                                       -------------               -----------------

In Thousands of Dollars, Except Per Share Data                        1997          1996           1997         1996
-------------------------------------------------------------------------------------------------------------------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .      $  70,728     $  46,099        $ 192,747     $ 130,861
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . .         55,381        37,347          153,660       114,133
                                                                   ---------     ---------        ---------     ---------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .         15,347         8,752           39,087        16,728

Selling, general, and administrative expense  . . . . . . . .          4,487         3,294           12,178         9,111
                                                                   ---------     ---------        ---------     ---------
Operating income  . . . . . . . . . . . . . . . . . . . . . .         10,860         5,458           26,909         7,617

Interest expense (net)  . . . . . . . . . . . . . . . . . . .            254           413            1,062         1,320
                                                                   ---------     ---------        ---------     ---------
Income (loss) before income taxes . . . . . . . . . . . . . .         10,606         5,045           25,847         6,297

Provision (benefit) for income taxes  . . . . . . . . . . . .          4,285         1,942           10,210         2,425
                                                                   ---------     ---------        ---------     ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .      $   6,321     $   3,103        $  15,637     $   3,872
                                                                   =========     =========        =========     =========
Net income (loss) per common and common
   equivalent share . . . . . . . . . . . . . . . . . . . . .      $     .57     $     .29        $    1.41     $     .36
                                                                   =========     =========        =========     =========
Weighted average common and common
  equivalent shares . . . . . . . . . . . . . . . . . . . . .         11,076        10,680           11,055        10,633
                                                                   =========     =========        =========     =========
Cash dividends declared per share . . . . . . . . . . . . . .      $      --     $      --        $      --     $      --
                                                                   =========     =========        =========     =========



                             See accompanying notes

                                                                       FORM 10-Q



                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,

In Thousands of Dollars
                                                                                               1997             1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,637        $   3,872
  Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .       2,955            2,499
          Reduction of inventory cost to market . . . . . . . . . . . . . . . . . . . . .          --              517
          Provision for bad debts . . . . . . . . . . . . . . . . . . . . . . . . . . . .         341              227
          Changes in operating assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,396)          (8,512)
            Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,505              805
            Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . .       6,492           (1,064)
            Other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . . . .         (51)           1,010
            Current income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .         642            3,329
                                                                                              --------        --------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . . .       8,125            2,683
                                                                                              --------        --------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . .     (15,141)          (1,447)
  Increase in Long Term Investments   . . . . . . . . . . . . . . . . . . . . . . . . . .         (80)             (17)
Proceeds from Sale of Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16              92
                                                                                              --------        --------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .     (15,205)          (1,372)
                                                                                              --------        --------

FINANCING ACTIVITIES
  Borrowings (repayments) under notes payable   . . . . . . . . . . . . . . . . . . . . .        6,400            (100)
  Purchases of Treasury Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (99)            (527)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .          652              12
                                                                                              --------        --------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .        6,953            (615)
                                                                                              --------        --------

NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (127)             696
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,261             992
                                                                                              --------        --------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,134        $  1,688
                                                                                              ========        ========


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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                     September 30,             December 31,
                                                          1997                      1996
                                                     -------------             ------------
         Raw materials  . . . . . . . . . . . . . . $        1,878            $       1,364
         Work-in-process  . . . . . . . . . . . . .          1,993                    4,185
         Finished goods . . . . . . . . . . . . . .         20,872                   21,821
                                                    --------------            -------------

                                                            24,743                   27,370

         Decrease to LIFO cost  . . . . . . . . . .             --                     (122)
                                                    --------------            -------------

                                                    $       24,743            $      27,248
                                                    ==============            =============


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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of fully diluted earnings per share for this quarter and nine months ended is not expected to be material.

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at September 30, 1997, as computed under the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 1997. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At September 30, 1997, the balance outstanding under the Financing Agreement was $24.9 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         In 1995, the Board of Directors authorized the Company to purchase up to 600,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to the repurchase program are made from time to time in the open market or through privately negotiated transactions. The Financing Agreement discussed in note 4 allows the Company to purchase up to 407,250 shares at an aggregate price not to exceed $3,991,410. As of September 30, 1997, the Company had repurchased 200,250 shares of its common stock in the open market at a weighted average price of $8.03 per share.

                                                                       FORM 10-Q




NOTE 6 - STOCK DIVIDEND

         On July 22, 1997 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock.
The stock dividend was payable August 18, 1997 to stockholders of record at the close of business on August 11, 1997. The per share amounts disclosed in this filing have been restated to reflect the stock dividend.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and nine month periods ended September 30, 1997 and 1996. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

         Net sales for the third quarter of 1997 amounted to $70.7 million compared with net sales of $46.1 million for the third quarter of 1996, an increase of 53%. This increase was primarily due to an increase in sales volume of 33% and an increase in the average cost of copper. The increase in the average cost of copper resulted in a increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the third quarter of 1997 compared to the third quarter of 1996. The average sales price per copper pound of product sold was $1.93 in the third quarter of 1997, compared to $1.74 in the third quarter of 1996. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.


         Cost of goods sold was $55.4 million in the third quarter of 1997, compared to $37.3 million in the third quarter of 1996. Copper costs increased to $44.0 million in the third quarter of 1997 from $30.2 million in the third quarter of 1996. The average cost per copper pound purchased increased to $1.09 in the third quarter of 1997 from $.99 in the third quarter of 1996. Copper costs as a percentage of net sales decreased to 62.3% in the third quarter of 1997 from 65.6% in the third quarter of 1996. This decrease as a percentage of net sales in the third quarter of 1997 from the comparable quarter in 1996 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. The increased differential was a result

                                                                       FORM 10-Q



of improved pricing conditions and, along with higher sales volume, were the primary factors in the Company's net income increasing to $6.3 million in the third quarter of 1997 from net income of $3.1 million in the third quarter of 1996. Other raw material costs as a percentage of net sales decreased to 11.2% in the third quarter of 1997, compared with 13.9% in the third quarter of 1996. This decrease was caused primarily by two factors. First, other raw material costs remained relatively constant while the net sales price per copper pound increased as discussed above. Additionally, commercial wire sales accounted for a larger percentage of net sales in the third quarter of 1997 compared to the third quarter of 1996. Since commercial wire contains less other raw materials than residential wire, other raw materials as a percentage of net sales decreased. Depreciation, labor and overhead costs as a percentage of net sales decreased to 9.0% in the third quarter of 1997 from 9.7% in the third quarter of 1996. This decrease was caused by an increase in sales price per copper pound which more than offset the absolute dollar increase of overhead expenses related to higher volumes of production.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the third quarter of 1997, necessitating a decrease in the LIFO reserve of $2,956,000 that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the third quarter of 1996, the price of copper decreased from the previous quarter, necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold by $3,953,000. At September 30, 1997, because LIFO approximated FIFO cost and did not exceed the market value of the inventory, no adjustment to lower the cost of the inventory to the market value was necessary. At September 30, 1996, LIFO cost did exceed the market value of the inventory by $517,000. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $15.3 million, or 21.7% of net sales, for the third quarter of 1997 from $8.8 million, or 19.0% of net sales, for the third quarter of 1996. The increase in gross profit as a percentage of net sales was due primarily to the improved pricing environment for the Company's products which resulted in a higher differential between product price and copper cost in the third quarter of 1997, as discussed above.

         General and administrative expenses were $887,000, or 1.3% of net sales, in the third quarter of 1997 compared to $693,000, or 1.5% of net sales, in the third quarter of 1996. Although the dollar amount of general and administrative expenses remained relatively constant, they decreased as a percentage of net sales because of the increase in net sales. The provision for bad debts in the third quarter of 1997 increased to $127,000 compared to $115,000 in the third quarter of 1996. Selling expenses for the third quarter of 1997 were $3.5 million, or 4.9% of net sales, compared to $2.5 million, or 5.4% of net sales, in the third quarter of 1996. This decrease as a percentage of net sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound increased.

         Net interest expense was $254,000 in the third quarter of 1997 compared to $413,000 in the third quarter of 1996. While total debt increased in the third quarter of 1997 compared to the third quarter

                                                                       FORM 10-Q



of 1996, a portion of this debt was due to the construction of the Company's new copper rod fabrication facility and finished goods distribution facility. This resulted in the capitalization of $273,000 of interest expense relating to this construction in the third quarter of 1997.

         The Company's effective tax rate increased to 40.4% in the third quarter of 1997 due to the Company's higher taxable income being taxed at higher marginal rates.

         As a result of the foregoing factors, the Company's net income was 6.3 million in the third quarter of 1997 compared to net income of $3.1 million in the third quarter of 1996


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Net sales for the first nine months of 1997 amounted to $192.7 million compared with net sales of $130.9 million for the first nine months of 1996, an increase of 47%. This increase was primarily due to an increase in sales volume of 33% and an increase in the average cost of copper. The increase in the average cost of copper resulted in a increase in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first nine months of 1997 compared to the first nine months of 1996. The average sales price per copper pound of product sold was $1.97 in the first nine months of 1997, compared to $1.78 in the first nine months of 1996. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $153.7 million in the first nine months of 1997, compared to $114.1 million in the first nine months of 1996. Copper costs increased to $113.8 million in the first nine months of 1997 from $92.2 million in the first nine months of 1996. The average cost per copper pound purchased remained constant at $1.15 in the first nine months of 1997 and 1996. Copper costs as a percentage of net sales decreased to 59.1% in the first nine months of 1997 from 70.5% in the first nine months of 1996. This decrease as a percentage of net sales in the first nine months of 1997 from the comparable nine months in 1996 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the first nine months of 1997 primarily as a result of improved pricing conditions and, along with higher volume, was a primary factor in the Company's net income increasing to $15.6 million in the first nine months of 1997 compared to $3.8 million in the first nine months of 1996. Other raw material costs as a percentage of net sales decreased to 12.2% in the first nine months of 1997, compared with 13.3% in the first nine months of 1996. This decrease was caused primarily by two factors. First, other raw material costs remained relatively constant while the net sales price per copper pound increased as discussed above. Additionally, commercial wire sales accounted for a larger percentage of net sales in the first nine months of 1997 compared to the first nine months of 1996. Since commercial wire contains less other raw materials than residential wire, other raw material cost as a percentage of net sales decreased. Depreciation, labor and overhead costs as a percentage of net sales decreased to 8.5% in the first nine months of 1997 compared to 8.8% in the first nine months of 1996. This decrease was caused by an absolute dollar increase of overhead expenses related to higher volumes of production offset by a higher sales price per copper pound sold.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its

                                                                       FORM 10-Q



inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the first nine months of 1997, necessitating an increase in the LIFO reserve of $122,000 that resulted in a decrease to the inventory value and an increase in cost of goods sold. In the first nine months of 1996, the price of copper remained relatively constant, but necessitated an increase in the LIFO reserve that resulted in a decrease to the inventory value and an increase to the cost of goods sold by $941,000. At September 30, 1997, because LIFO cost approximated FIFO cost and did not exceed the market value of the inventory, no adjustment to lower the cost of the inventory to the market value was necessary. At September 30, 1996, LIFO cost did exceed the market value of the inventory. Thus, the inventory value was decreased by $517,000 with a corresponding increase to cost of goods sold. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $39.0 million, or 20.3% of net sales, for the first nine months of 1997 from $16.7 million, or 12.8% of net sales, for the first nine months of 1996. The increase in gross profit as a percentage of net sales was due primarily to larger unit volume in the first nine months of 1997 compared to the first nine months of 1996 as well as the improved pricing environment for the Company's products. This improved pricing environment resulted in a higher differential between product price and copper cost in the first nine months of 1997, compared to the same period in 1996.

         General and administrative expenses increased to $2.5 million, or 1.3% of net sales, in the first nine months of 1997 compared to $1.9 million, or 1.5% of net sales, in the first nine months of 1996. Although the dollar amount of general and administrative expenses remained relatively constant, they decreased as a percentage of net sales because of the increase in net sales. The provision for bad debts in the first nine months of 1997 increased to $341,000 in the first nine months of 1997 compared to $227,000 in the first nine months of 1996. This increase was due to a larger accounts receivable balance at September 30, 1997 than September 30, 1996. Selling expenses for the first nine months of 1997 were $9.3 million, or 4.8% of net sales, compared to $6.9 million, or 5.3% of net sales, in the first nine months of 1996. This slight decrease as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining relatively the same while the sales price per copper pound sold increased.

         Net interest expense was $1.1 million in the first nine months of 1997 compared to $1.3 million in the first nine months of 1996. While total debt increased in the first nine months of 1997 compared to the first nine months of 1996, a portion of this debt was due to the construction of the Company's new copper rod fabrication facility and finished goods distribution facility. This resulted in the capitalization of $273,000 of interest expense relating to this construction in the first nine months of 1997.

The decrease was due primarily to $273,000 of interest expense relating to construction being capitalized during the first nine months of 1997 compared to none in the third quarter of 1996 as well as a lower average interest rate during the first nine months of 1997 compared to the first nine months of 1996.

         The Company's effective tax rate increased to 39.5% in the first nine months of 1997 compared to 38.5% in the first nine months of 1996.

                                                                       FORM 10-Q



         As a result of the foregoing factors, the Company's net income increased to $15.6 million in the first nine months of 1997 from $3.9 million in the first nine months of 1996.

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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at September 30, 1997, as computed in the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 1997. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At September 30, 1997, the balance outstanding under the Financing Agreement was $24.9 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         In 1995, the Board of Directors authorized the Company to purchase up to 600,000 shares, or approximately 5.6%, of its outstanding Common Stock from time to time dependent upon market conditions. Purchases made pursuant to the repurchase program are made from time to time on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. Cash provided by operations and borrowings under the Financing Agreement are used to fund any repurchase of shares by the Company. The repurchase program permits the Company to purchase shares of its Common Stock whenever management believes that the stock price is undervalued relative to the performance and future prospects of the Company. The Financing Agreement discussed above allows the Company to purchase up to 407,250 shares with the aggregate price of these shares not to exceed $3,991,410. As of September 30, 1997, the Company had repurchased 200,250 shares of its Common Stock in the open market at a weighted average price of $8.03 per share.

         Cash provided by operations was $8.1 million in the first nine months of 1997 compared to cash provided by operations of $2.7 million in the first nine months of 1996. This increase in cash provided by operations is primarily the result of a substantially greater net income in the first nine months of 1997 compared to the first nine months of 1996, offset by a larger increase of accounts receivable in the first nine months of 1997 compared to the first nine months of 1996. The increase in accounts receivable in the first nine months of 1997 was due to a larger increase in sales in the first nine months of 1997 from the fourth quarter of 1996 compared to the increase in sales in the first nine months of 1996 from the fourth quarter of 1995. Cash used in investing activities increased from $1.4 million in the first nine months of 1996 to $15.2 million in the first nine months of 1997. In 1996, these funds were used

                                                                       FORM 10-Q



primarily to increase the Company's production capacity. In 1997, these funds were used primarily to purchase land and begin construction of the Company's copper rod fabrication facility and finished goods distribution facility as well as increase the Company's production capacity. The cash provided by financing activities in the first nine months of 1997 was due primarily to borrowings. The cash used by financing activities in the first nine months of 1996 were used to reduce the Company's borrowings.

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

         (b) No reports on form 8-K were filed by the Company during the three months ended September 30, 1997.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENCORE WIRE CORPORATION
                                        ---------------------------------
                                             (Registrant)


Date: November 6, 1997                         /s/ Vincent A. Rego
                                        ---------------------------------
                                         Vincent A. Rego, President and
                                             Chief Executive Officer


Date: November 6, 1997                         /s/ Scott D. Weaver
                                        ---------------------------------
                                        Scott D. Weaver, Vice President -
                                        Finance, Treasurer and Secretary
                                          (Principal Financial Officer)

                                                                       FORM 10-Q



                               INDEX TO EXHIBITS

Exhibit
Number                              Exhibit
-------                             -------
11                        Statement re Computation of
                          Per Share Earnings

27                        Financial Data Schedule
