Form 10-K405
period 1997-12-31
ENCORE WIRE CORP /DE/
filed 1998-03-27
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                        For the transition period from to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [ X ]     No   [    ]

          Aggregate market value of Common Stock held by nonaffiliates as of March 10, 1998: $ 230,099,791


 Number of shares of Common Stock outstanding as of March 10, 1998: 10,808,385


                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

   (1) Proxy statement for the 1998 annual meeting of stockholders -- Part III

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER

PART I..........................................................................................................  1
      ITEM 1.   BUSINESS........................................................................................  1
                 General........................................................................................  1
                 Recent Event...................................................................................  1
                 Strategy.......................................................................................  1
                 Products.......................................................................................  2
                 Manufacturing..................................................................................  3
                 Customers......................................................................................  3
                 Marketing and Distribution.....................................................................  3
                 Employees......................................................................................  4
                 Raw Materials..................................................................................  4
                 Competition....................................................................................  4
                 Patent Matters.................................................................................  5
      ITEM 2.   PROPERTIES......................................................................................  5
      ITEM 3.   LEGAL PROCEEDINGS...............................................................................  5
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  5
                   EXECUTIVE OFFICERS OF THE COMPANY............................................................  6

PART II.........................................................................................................  7
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................  7
      ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................................................  8
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  9
                 General........................................................................................  9
                 Results of Operations..........................................................................  9
                 Liquidity and Capital Resources................................................................ 11
                 Information Regarding Forward Looking Statements............................................... 13
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................... 14
      ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 26

PART III........................................................................................................ 26
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................................................. 26
      ITEM 11.  EXECUTIVE COMPENSATION.......................................................................... 26
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................. 26
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............................................ 26

PART IV......................................................................................................... 26
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K..................................................................................... 26

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing. In 1994, the Company completed a major plant expansion and began manufacturing commercial wire for commercial and industrial buildings, allowing Encore to offer a broad line of copper electrical building wire and cable to its customers.

         The Company began operations in 1990. The Company has undergone four plant expansions (including the commercial wire plant expansion described above). The Company's net sales have grown from $10.7 million in 1990 to $254.6 million in 1997. As a result, based upon the latest available U.S. Department of Commerce data, the Company increased its share of the market for residential wire from less than 2% in 1990 to approximately 16% in 1996. Based on the same information, the Company's share of the market for the commercial wire that it manufactures was approximately 8% in 1996. According to this same Department of Commerce data, the total dollar value of all 1996 U.S. shipments of the types of residential and commercial wire that the Company manufactures amounted to approximately $825.3 million and $1.7 billion, respectively.

         The principal customers for Encore's wire are wholesale electrical distributors, which serve both the residential and commercial wire markets. The Company sells its products primarily through manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts.

         Encore's strategy is to further expand its share of the markets for residential wire and for commercial wire primarily by emphasizing a high level of customer service and low-cost production and, to a lesser extent, the addition of new products that compliment its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore's low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a small, incentivized work force.

         The Company is a Delaware corporation with its principal executive offices and plant located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms "Company" and "Encore" refer to Encore Wire Corporation and its consolidated subsidiary.

RECENT EVENTS

         In 1996, the Company's Board of Directors authorized a new project whereby the Company would construct and equip a copper rod fabrication facility, as well as a new distribution facility. The new distribution center was completed in the fourth quarter of 1997 and the copper rod facility is estimated to be completed in the third quarter of 1998. Both facilities will be located adjacent to the Company's existing plant on property that was acquired in 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company presently uses copper rod purchased from others to manufacture its wire and cable products. When the new copper rod fabrication facility is completed, the Company will produce its own copper rod from copper cathodes. The Company will also be able to reprocess copper scrap generated by its operations and copper scrap purchased from others.

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

                  Efficient Plant Design. Encore's highly automated wire manufacturing equipment is integrated in an efficient design that reduces materials handling, including labor and in-process inventory.

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

PRODUCTS

         Encore offers a residential wire product line that consists primarily of NM cable and UF cable and, in 1994, began offering a line of THHN cable, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 100 and 150 stock keeping units (SKUs) of residential wire and between 450 and 500 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

         Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. ("U/L"), a nationally recognized testing and standards agency. Encore's machine operators and quality control inspectors conduct frequent product tests. At three separate manufacturing stages, the Company spark tests insulated wire for defects. The Company tests finished products for electrical continuity to insure compliance with its own quality standards and those of U/L. Encore's manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators take physical measurements of products, which Company inspectors randomly verify on a daily basis. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging and for cracking and brittleness of insulation and jacketing. Encore sells all of its products with a one-year replacement warranty.

CUSTOMERS

         Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company now sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the June 1997 issue of Electrical Wholesaling magazine. No customer accounted for more than eight percent of net sales in 1997.

         Encore believes that the speed and completeness with which it fills customers' orders are crucial to its ability to expand the market share for its products. The Company also believes that in order to reduce costs, many customers no longer maintain their own substantial warehouse inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers' prompt delivery requirements.

MARKETING AND DISTRIBUTION

         Encore markets its products throughout the United States primarily through manufacturers' representatives and, to a lesser extent, through its own direct marketing efforts.

         Encore maintains most of its product inventory at its plant in McKinney, Texas. At December 31, 1997, it held approximately 82% of its finished goods inventory at that location. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at the warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 1997, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Norcross, Georgia; Orlando, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; and San Francisco, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

         Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers, including a related third party. See "Item
13. Certain Relationships and Related Party Transactions." The decision regarding the carrier to be used is based primarily on cost and availability.

         The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The Company determines customers' credit limits. The Company's bad debt experience was .05%,
 .09% and .09% of net sales in 1997, 1996 and 1995, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

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

         As of December 31, 1997, Encore had 381 employees, of whom 330 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

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

COMPETITION

         The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, which have substantially greater resources than the Company and offer more complete lines of electrical wire and cable products. The Company's competitors include Southwire Corporation, Essex International Inc. and General Cable Corporation. These competitors are also vertically integrated insofar as they possess rod fabrication facilities and plastic compounding operations.

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

ITEM 2.  PROPERTIES

         Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company's facilities are located on a combined site of approximately fifty acres and consist of buildings containing approximately 745,000 square feet of floor space (including the Company's copper rod fabrication facility currently being completed), of which approximately 24,000 square feet are used for office space and 721,000 square feet are used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company's existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened to which the Company is a party or of which any of the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Encore's executive officers including their respective ages at March 19, 1998 is set forth below.

Name                           Age        Position with Company
----                           ---        ---------------------
Vincent A. Rego                74         Chairman of the Board of Directors,
                                           President, Chief Executive Officer
Donald M. Spurgin              60         Vice Chairman of the Board of
                                           Directors
Daniel L. Jones                34         Executive Vice President, Chief
                                           Operating Officer, Member of
                                           the Board of Directors
David K. Smith                 38         Vice President-- Operations

Scott D. Weaver                39         Vice President-- Finance, Treasurer
                                           and Secretary
Shirley A. Wright              56         Vice President-- Credit and
                                           Assistant Secretary

         Mr. Rego has been Chairman of the Board of Directors of Encore since 1989. In October 1997, Mr. Rego was named President and Chief Executive Officer. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Directors of Capital Wire and Cable Corporation ("Capital Wire"), which was purchased by General Cable Corporation in 1988. Prior thereto, Mr. Rego was associated with predecessors of Capital Wire in various executive capacities.

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

         Mr. Jones was Vice President -- Sales and Marketing of Encore from 1992 to May 1997. In May 1997, Mr. Jones was named Executive Vice President of the Company and in October 1997, he was named Chief Operating Officer. He also serves as a member of the Board of Directors. From 1985 to 1988, Mr. Jones attended college while working on a part time basis for Capital Wire. From 1988 until joining the Company in 1989, Lone Star Transportation Inc., a freight brokerage firm, employed him as a sales representative. Mr. Jones is the son-in-law of Mr. Spurgin.

         Mr. Smith has been Vice President -- Operations of Encore since 1992. From 1984 until joining the Company in 1990, Mr. Smith was employed by General Cable Corporation.

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

         The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the NASDAQ Stock Market's National Market for the periods indicated. The reported prices have been adjusted to reflect a 3-for-2 split of the Common Stock effective August 19, 1997.

                                                                                     HIGH       LOW
                                                                                     ----       ---
1997

  First Quarter .....................................................               15 7/8     11 3/8
  Second Quarter.....................................................               20 5/8     12 1/8
  Third Quarter......................................................               35         19 5/8
  Fourth Quarter.....................................................               38 1/2     22 1/2


1996

  First Quarter......................................................               7          5  7/8
  Second Quarter.....................................................               7  3/8     6
  Third Quarter......................................................               10         6  1/2
  Fourth Quarter.....................................................               12 3/4     9  1/8



         On March 10, 1998, the last reported sale price of the Common Stock was $29 1/8 per share. As of March 10, 1998, there were 162 record holders of the Common Stock. The Company estimates that there were approximately 1500 beneficial holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                        YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales.......................................     $  254,640  $  179,132  $  151,308  $  122,698  $   73,954
  Cost of goods sold..............................        201,323     153,448     140,323     102,220      62,913
                                                       ----------  ----------  ----------  ----------  ----------
    Gross profit..................................         53,317      25,684      10,985      20,478      11,041
  Selling, general and administrative
    expenses......................................         16,236      12,413      10,255       9,089       6,632
                                                       ----------  ----------  ----------  ----------  ----------
  Operating income................................         37,081      13,271         730      11,389       4,409
  Other income (expense):
    Interest and other income.....................            142          92         108          55          20
    Interest expense..............................         (1,367)     (1,722)     (1,724)       (598)       (123)
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) before income taxes...............         35,856      11,641        (886)     10,846       4,306
  Income tax (benefit) expense....................         14,163       4,482        (341)      4,176       1,659
                                                       ----------  ----------  ----------  ----------  ----------
  Net income (loss)...............................     $   21,693  $    7,159  $     (545)  $   6,670  $    2,647
                                                       ==========  ==========  ==========  ==========  ==========
  Net income (loss) per common and common
    equivalent share..............................     $     1.97  $     1.00  $    (0.08)  $    0.98  $     0.45
                                                       ==========  ==========  ==========  ==========  ==========
  Weighted average common and common
    equivalent shares - diluted...................         10,988      10,578      10,600      10,251       8,841


                                                                              DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  -----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.................................     $   43,710  $   39,137  $   35,560  $   32,159  $    9,809
  Total assets....................................        128,755      91,068      84,655      75,094      43,331
  Long-term debt, net of
    current portion...............................         22,200      18,500      23,000      16,900      10,847
  Stockholders' equity............................         70,010      46,899      40,377      41,562      20,149


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper rod, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.8%, 77.4%, 76.8%, 67.9%, and 70.0% of the Company's cost of goods sold during fiscal 1997, 1996, 1995, 1994 and 1993, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

     The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
Net sales                                          100.0%      100.0%      100.0%
Cost of goods sold:
    Copper....................................      58.4        66.3        71.3
    Other raw materials.......................      12.3        13.6        12.8
    Depreciation..............................
    Labor and overhead........................
    LIFO adjustment...........................      (1.1)       (3.3)        0.7
    Lower of cost or market adjustment........       0.5         0.0        (0.0)
                                                   -----       -----       -----
                                                    79.1        85.7        92.8
                                                   -----       -----       -----
Gross profit..................................      20.9        14.3         7.2
Selling, general and administrative expenses..       6.3         6.9         6.8
                                                   -----       -----       -----
Operating income..............................      14.6         7.4         0.4
Interest expense, net.........................       6.4         0.9         1.0
                                                   -----       -----       -----
Income (loss) before income taxes                   14.1         6.5        (0.6)
Income tax (benefit) expense                         5.6         2.5        (0.2)
                                                   -----       -----       -----

Net income (loss)                                    8.5%        4.0%       (0.4)%
                                                   =====       =====       =====

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 1997, 1996 and 1995. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

         Net sales were $254.6 million in 1997, compared to $179.1 million in 1996 and $151.3 million in 1995. The increase from 1996 to 1997 was due primarily to a 31% increase in sales volume combined with an increase in the average cost of copper, which resulted in an increase in the average sales price per copper pound of the Company's products. The increase from 1995 to 1996 was due to a 33% increase in sales volume offset by a lower average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. In 1997, the Company continued to expand sales to some existing customers and increased the number of customers to which it sold its products. The Company currently sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the June 1997 issue of Electrical Wholesaling magazine. The average sales price per copper pound of product sold was $1.93 in 1997, compared to $1.79 in 1996 and $2.01 in 1995. The changes each year are primarily a result of changing price competition and changing copper raw material prices. The average price per copper pound the Company paid in 1997, 1996 and 1995 was $1.09, $1.12 and $1.42, respectively.

         Cost of goods sold was $201.3 million in 1997, compared to $153.4 million in 1996 and $140.3 million in 1995. Copper costs increased to $148.6 million in 1997 from $118.7 million in 1996 and $107.8 million in 1995. The average cost per copper pound purchased was $1.09 in 1997, $1.12 in 1996 and $1.42 in 1995. Copper costs as a percentage of net sales decreased to 58.4% in 1997 from 66.3% in 1996 and 71.3% in 1995. The decrease as a percentage of net sales was due primarily to an increasing differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound sold. This differential increased during 1997 and 1996 primarily because of improved pricing for the Company's products. Other raw material costs as a percentage of net sales were 12.3%, 13.6% and 12.8% in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was due primarily to the Company's sales price per copper pound sold increasing (as discussed above) while the cost of other raw materials per pound of copper sold decreased slightly. This decrease was primarily caused by increased sales of the Company's commercial wire product line in 1997 as a percentage of total sales compared to 1996, which product line, as compared to residential wire, requires fewer raw materials (other than copper). The increase from 1995 to 1996 was due primarily to the Company's sales price per copper pound sold decreasing (as discussed above) while the cost of other raw materials per pound of copper sold remained relatively constant. Depreciation labor and overhead costs as a percentage of net sales were 9.0% in 1997 compared to 9.1% in 1996 and 8.0% in 1995. This increase in 1996 and 1997 was due primarily to expenses relating to increasing the Company's production capacity.

         Inventories are stated at the lower of cost, using the last in, first out (LIFO) method, or market. The Company changed its method of accounting for inventories to the LIFO method on January 1, 1992. The Company believes that the LIFO method more fairly presents its results of operations by matching current costs with current revenues. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of increases in the cost of copper during 1995, the value of all inventory at December 31, 1995 using the LIFO method was less than its FIFO value by approximately $6,147,000, resulting in a corresponding increase in the cost of goods sold of $1,050,000, which is net of a $5,097,000 difference at December 31, 1994. At December 31, 1995, LIFO value did not exceed the market value of the inventory, therefore, no lower of cost or market adjustment was necessary. As a result of decreases in the cost of copper during 1996, the value of all inventory at December 31, 1996 using the LIFO method was less than its FIFO value by approximately $122,000, resulting in a corresponding decrease in the cost of goods sold of $6,025,000, including the partial reversal of the $6,147,000 difference at December 31, 1995. At December 31, 1996, LIFO value did not exceed the market value of the inventory, therefore, no lower of cost or market adjustment was necessary. As a result of further decreases in the cost of copper during 1997 (specifically at the end of 1997), the value of all inventory at December 31, 1997 using the LIFO method was greater than its FIFO value by approximately $2,629,000, resulting in a corresponding decrease in the cost of goods sold of $2,751,000, including the reversal of the $122,000 difference at December 31, 1996. At December 31, 1997, LIFO value exceeded the market value of the inventory by $1,278,000, thereby necessitating a $1,278,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $1,473,000. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit increased to $53.3 million, or 20.9% of net sales, in 1997 from $25.7 million, or 14.3% of net sales, in 1996 and $11.0 million, or 7.2% of net sales, in 1995. The changes in gross profit were due to the factors discussed above.

         General and administrative expenses were $3.8 million in 1997, $2.9 million in 1996 and $2.7 million in 1995. As a percentage of net sales, general and administrative expenses were 1.5% in 1997, 1.6% in 1996 and 1.8% in 1995. Selling expenses, which include freight and sales commissions, were $12.4 million in 1997, $9.5 million in 1996 and $7.6 million in 1995. As a percentage of net sales, selling expenses were 4.9% in 1997, 5.3% in 1996 and 5.0% in 1995. The changes in these items, as a percentage of sales, is due primarily to freight charges remaining relatively constant per copper pound of product shipped while the sales price per copper pound sold decreased from 1995 to 1996 and increased from 1996 to 1997.

         Interest expense decreased to $1,367,000 in 1997 from $1,722,000 in 1996, which was relatively constant from $1,724,000 in 1995. Interest remained relatively constant from 1995 to 1996 due to the average balance of the Company's debt remaining relatively constant. The balance of the Company's debt at the end of 1996 decreased from the balance at the end of 1995 due to the Company's cash flow (see discussion in Liquidity and Capital Resources section below). The decrease in 1997 was due primarily to the capitalization of $374,000 of interest expense relating to the construction of the Company's copper rod fabrication facility and distribution center. Without this capitalization of interest, the interest expense incurred by the Company in 1997 would have been relatively constant with the interest expense incurred in 1996.

         The Company's effective tax rate increased in 1997 to 39.5% due to the Company's increased net income causing it to be placed in a higher statutory tax bracket. It remained constant in 1996 and 1995 at 38.5%.

     As a result of the foregoing factors, the Company had net income of $21.7 million in 1997 compared to $7.1 million in 1996 and a loss of $545,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's cash flow activities.


                                                              YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                        1997           1996           1995
                                                        ----           ----           ----
                                                                  (In thousands)

Net income (loss)..................................   $ 21,693      $  7,159      $   (545)

Adjustments to reconcile net income (loss) to net
 Cash provided by (used in) operating
 Activities:
    Depreciation and amortization..................      4,060         3,396         3,054
    Other non-cash items...........................        469         1,192           451
    Increase in accounts receivable,
     Inventory and other assets....................    (14,709)       (6,928)       (7,495)
    Increase in trade accounts payable,
     accrued liabilities and other liabilities.....     10,225         3,428         4,213
                                                      --------      --------      --------
Net cash provided by (used in) operating
 activities........................................     21,738         8,247          (322)

Investing activities:
    Purchases of property, plant and
    equipment (net)................................    (26,952)       (2,840)       (5,297)

Financing activities:
    Increase (decrease) in indebtedness, net.......      3,700        (4,500)        6,100
    Issuances of common stock......................      1,517            34            85
    Purchase of treasury stock.....................        (99)         (671)         (838)
                                                      --------      --------      --------
Net cash (used in) provided by financing
 activities........................................      5,118        (5,137)        5,347
                                                      --------      --------      --------
Net increase (decrease) in cash....................   $     96      $    270      $   (272)
                                                      --------      --------      --------


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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million (the Company has notified the banks of its intention to decrease this maximum borrowing to $40.0 million) or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at December 31, 1997, as computed in the Financing Agreement, was $46.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 1997. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 1997, the balance outstanding under the Financing Agreement was $22.2 million. Amounts outstanding under the Financing Agreement are payable on June 9, 2000 with interest due quarterly based on the lead bank's prime rate or LIBOR Rate option, at the Company's election.

         In 1995, the Board of Directors authorized the Company to purchase up to 600,000 shares, or approximately 5.6%, of its outstanding Common Stock from time to time dependent upon market conditions. Purchases made pursuant to the repurchase program are made from time to time on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. The Company uses cash provided by operations and borrowings under the Financing Agreement to fund any repurchase of shares. The repurchase program permits the Company to purchase shares of its Common Stock whenever management believes that the stock price is undervalued relative to the performance and future prospects of the Company. As of December 31, 1997, the Financing Agreement discussed above allows the Company to purchase up to 407,250 shares with the aggregate price of these shares not to exceed $3,991,410. In 1997, the Company repurchased 5,000 shares. As of December 31, 1997, the Company had repurchased 200,250 shares of its Common Stock in the open market at an $8.03 per share weighted average price.

         Cash provided by operations increased to $21.7 million 1997 from $8.2 million in 1996, compared to cash used by operations of $322,000 in 1995. This increase in cash provided by operations from 1995 to 1997 was due primarily to the Company's increased net income in 1997 and 1996 compared to a loss in 1995. Cash used in investing activities increased to $26.9 million in 1997 from $2.8 million in 1996 and $5.3 million in 1995. These funds were used primarily to increase the Company's production capacity, including the construction of the Company's new copper rod fabrication facility and distribution center in 1997. The cash used in/provided by financing activities was primarily due to an increases and decreases in the amount of indebtedness provided by additional borrowings and repayments on the Company's loan facility. Cash used in/provided by financing activities was reduced by $99,000 in 1997, $671,000 in 1996 and $838,000 in 1995, as a result of the purchase of treasury stock. Cash used in/provided by financing activities was increased by $1.5 million in 1997, $33,000 in 1996 and $85,000 in 1995, as the result of the issuance of common stock.

         During 1998, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete its copper rod fabrication facility. See "Item 1. Business." The total capital expenditures associated with the fabrication facility completion and the additional manufacturing equipment are estimated to be approximately $21.0 million. The Company also expects its working capital requirements to increase during 1998 as a result of continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing that it expects to receive from its bank will satisfy working capital and capital expenditure requirements for the next twelve months.

IMPACT OF YEAR 2000

         The Company is currently working to determine the impact of the year 2000 issue on the processing of date sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the

Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on information available at this time, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company is currently engaged in identifying and resolving all significant year 2000 issues in a timely manner.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 1997 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





January 23, 1998
Dallas, Texas

                             Encore Wire Corporation

                           Consolidated Balance Sheets

                                                                                            DECEMBER 31
                                                                                      1997               1996
                                                                                --------------------------------
ASSETS
Current assets:
   Cash                                                                         $   1,164,676      $   1,261,103
   Accounts receivable, net of allowance for losses of $675,000 and
     $473,000 in 1997 and 1996, respectively                                       44,302,107         33,231,871
   Inventories (Note 2)                                                            30,596,731         27,247,929
   Prepaid expenses and other assets                                                  158,903            209,724
   Deferred income taxes (Note 5)                                                     793,000            268,000
                                                                                -------------      -------------
Total current assets                                                               77,015,417         62,218,627

Property, plant, and equipment - on the basis of cost:
   Land                                                                             1,747,308            286,654
   Construction In Progress                                                        19,257,517                 --
   Buildings and improvements                                                       8,793,423          8,749,460
   Machinery and equipment                                                         35,497,584         29,962,109
   Furniture and fixtures                                                             829,340            675,918
                                                                                -------------      -------------
                                                                                   66,125,172         39,674,141

   Accumulated depreciation and amortization                                      (14,796,683)       (10,888,424)
                                                                                -------------      -------------
                                                                                   51,328,489         28,785,717

Other assets                                                                          411,095             63,500
                                                                                -------------      -------------
Total assets                                                                    $ 128,755,001      $  91,067,844
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                       $  23,379,671      $  15,473,269
   Accrued liabilities (Note 3)                                                     8,248,016          6,249,699
   Current income taxes payable                                                     1,677,402          1,358,863
                                                                                -------------      -------------
Total current liabilities                                                          33,305,089         23,081,831

Noncurrent deferred income taxes (Note 5)                                           3,239,844          2,587,000
Long-term note payable (Note 4)                                                    22,200,000         18,500,000

Stockholders' equity (Note 6):
   Convertible preferred stock, $.01 par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 10,798,385 in 1997 and
       7,112,917 in 1996                                                              107,983             71,129
   Additional paid-in capital                                                      30,010,051         28,528,910
   Treasury Stock - 200,250 in 1997 and 192,750 in 1996                            (1,608,390)        (1,509,011)
   Retained earnings                                                               41,500,424         19,807,985
                                                                                -------------      -------------
Total stockholders' equity                                                         70,010,068         46,899,013
                                                                                -------------      -------------
Total liabilities and stockholders' equity                                      $ 128,755,001      $  91,067,844
                                                                                =============      =============

See accompanying notes.

                             Encore Wire Corporation

                      Consolidated Statements of Operations


                                                                      YEAR ENDED DECEMBER 31
                                                             1997             1996              1995
                                                      ---------------------------------------------------

Net sales                                             $ 254,639,993      $ 179,131,812      $ 151,308,363
Cost of goods sold                                      201,323,137        153,448,265        140,323,624
                                                      -------------      -------------      -------------
Gross profit                                             53,316,856         25,683,547         10,984,739

Selling, general, and administrative expenses            16,235,787         12,412,537         10,254,718
                                                      -------------      -------------      -------------
Operating income                                         37,081,069         13,271,010            730,021

Other income (expense):
   Interest and other income                                141,836             92,233            108,129
   Interest expense                                      (1,367,068)        (1,722,445)        (1,724,324)
                                                      -------------      -------------      -------------
Income (loss) before income taxes                        35,855,837         11,640,798           (886,174)
Income tax (benefit) expense (Note 5)                    14,163,062          4,481,707           (341,177)
                                                      =============      =============      =============
Net income (loss)                                     $  21,692,775      $   7,159,091      $    (544,997)
                                                      =============      =============      =============

Weighted average common shares - basic (Note 8)          10,527,904         10,515,246         10,600,422
                                                      =============      =============      =============

Basic earnings per common share                       $        2.06      $         .68      $        (.05)
                                                      =============      =============      =============

Weighted average common shares - diluted (Note 8)        10,987,950         10,578,160         10,600,422
                                                      =============      =============      =============

Diluted earnings per common share                     $        1.97      $         .68      $        (.05)
                                                      =============      =============      =============



See accompanying notes.

                             Encore Wire Corporation

                 Consolidated Statements of Stockholders' Equity

                                                                       ADDITIONAL
                                              COMMON STOCK              PAID-IN        TREASURY        RETAINED
                                            SHARES      AMOUNT          CAPITAL          STOCK         EARNINGS         TOTAL
                                         ----------------------------------------------------------------------------------------

Balance at December 31, 1994              7,080,317   $     70,803   $ 28,297,004    $         --    $ 13,193,891    $ 41,561,698
   Proceeds from exercise of stock
     options                                 24,100            241         51,792              --              --          52,033
   Purchase of treasury stock                    --             --             --        (838,083)             --        (838,083)
   Tax benefit on exercise of
     stock options                               --             --        112,972              --              --         112,972
   Other                                         --             --         33,347              --              --          33,347
   Net loss                                      --             --             --              --        (544,997)       (544,997)
                                         ----------------------------------------------------------------------------------------

Balance at December 31, 1995              7,104,417         71,044     28,495,115        (838,083)     12,648,894      40,376,970
   Proceeds from exercise of stock
     options                                  8,500             85         33,795              --              --          33,880
   Purchase of treasury stock                    --             --             --        (670,928)             --        (670,928)
   Net income                                    --             --             --              --       7,159,091       7,159,091
                                         ----------------------------------------------------------------------------------------

Balance at December 31, 1996              7,112,917         71,129     28,528,910      (1,509,011)     19,807,985      46,899,013
   Proceeds from exercise of stock
     options                                 98,520            985        810,547              --              --         811,532
   Purchase of treasury stock                    --             --             --         (99,379)             --         (99,379)
   Tax benefit on exercise of
     stock options                               --             --        706,463              --              --         706,463
   Stock split                            3,586,948         35,869        (35,869)             --            (336)           (336)
   Net income                                    --             --             --              --      21,692,775      21,692,775
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 1997             10,798,385   $    107,983   $ 30,010,051    $ (1,608,390)   $ 41,500,424    $ 70,010,068
                                         ========================================================================================

See accompanying notes.

                             Encore Wire Corporation

                      Consolidated Statements of Cash Flows


                                                                                     YEAR ENDED DECEMBER 31
                                                                            1997              1996            1995
                                                                     --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $ 21,692,775      $  7,159,091      $   (544,997)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                        4,060,125         3,396,015         3,054,319
     Provision for bad debts                                                340,869           227,000           139,218
     Deferred income taxes                                                  127,844           929,000           199,000
     Tax benefit on exercise of stock options                                    --                --           112,972
     Changes in operating assets and liabilities:
       Accounts receivable                                              (11,411,105)       (5,271,078)           (9,220)
       Inventories                                                       (3,348,802)       (2,699,142)       (6,683,537)
       Prepaid expenses                                                      50,821              (331)           33,589
       Current income taxes receivable                                           --         1,042,460        (1,042,460)
       Other assets                                                              --                --           206,028
       Trade accounts payable                                             7,906,402           (14,838)        4,349,224
       Accrued liabilities                                                1,998,317         2,083,462           503,035
       Current income taxes payable                                         318,539         1,358,863          (639,177)
     Loss on disposal of assets                                               2,154            36,110                --
                                                                       ------------      ------------      ------------
Net cash  provided (used in) by operating activities                     21,737,939         8,246,612          (322,006)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                             (26,621,051)       (2,946,177)       (5,297,591)
Increase in long term investments                                            (4,180)          (16,000)               --
Increase in deposits                                                       (343,415)               --                --
Proceeds from sale of equipment                                              16,000           122,200                --
                                                                       ------------      ------------      ------------
Net cash used in investing activities                                   (26,952,646)       (2,839,977)       (5,297,591)

FINANCING ACTIVITIES
Increase in long-term note payable                                        3,700,000                --         6,100,000
Repayment of note payable                                                        --        (4,500,000)               --
Proceeds from issuance of common stock                                    1,517,659            33,880            85,380
Purchase of treasury stock                                                  (99,379)         (670,928)         (838,083)
                                                                       ------------      ------------      ------------
Net cash provided (used in) by financing activities                       5,118,280        (5,137,048)        5,347,297
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash                                             (96,427)          269,587          (272,300)
Cash at beginning of year                                                 1,261,103           991,516         1,263,816
                                                                       ------------      -------------     ------------
Cash at end of year                                                    $  1,164,676      $  1,261,103      $    991,516
                                                                       ============      ============      ============


See accompanying notes.

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Encore Wire Corporation (the Company) conducts its business in one segment - the manufacture of copper electrical wire, principally NM cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN cable, for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 30 manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for the Company's commercial and residential wire are wholesale electrical distributors.

Copper rod, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper rod accounted for approximately 73.8%, 77.4%, and 76.8% of its cost of goods sold during 1997, 1996, and 1995, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance.

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

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company charged off accounts receivable of $140,022, $117,183, and $151,164 in 1997, 1996, and 1995,
respectively.

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

EARNINGS PER SHARE

Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement simplifies the standards for computing EPS by replacing the historical presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. The Company's historical presentations of net income per common and common equivalent share compare with the presentation of diluted earnings per share as required by Statement No. 128.

INCOME TAXES

Income taxes are provided based on the deferred method, resulting in income tax assets and liabilities due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

2. INVENTORIES

Inventories consist of the following at December 31:

                                                      1997             1996
                                                 ------------------------------
          Raw materials                          $  2,299,301      $  1,364,299
          Work-in-process                           6,127,977         4,184,517
          Finished goods                           20,818,224        21,820,867
                                                 ------------      ------------
                                                   29,245,502        27,369,683

          Adjust to LIFO cost                       2,628,860          (121,754)

          Lower of Cost or Market Adjustment       (1,277,631)               --
                                                 ------------      ------------

                                                 $ 30,596,731      $ 27,247,929
                                                 ============      ============

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                            1997             1996
                                          -------------------------

Sales volume discounts payable            $6,303,949     $4,758,070
Property taxes payable                        17,000        134,087
Commissions payable                          501,385        387,629
Other accrued liabilities                  1,425,683        969,913
                                          ----------     ----------
                                          $8,248,017     $6,249,699
                                          ==========     ==========

4. LONG-TERM NOTE PAYABLE

The Company amended its unsecured loan facility (Facility) with a group of banks as of June 9, 1997 to provide for a maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials as defined in the Financing Agreement (approximately $46.0 million at December 31, 1997). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing dividends in excess of an amount greater than 50% of the Company's net income for the preceding year. At December 31, 1997, the balance outstanding under the revolving credit facility was $22.2 million. Amounts outstanding under the facility are payable on June 9, 2000, with interest due quarterly based on the lead bank's prime rate or LIBOR Rate option, at the Company's election (average interest rate at December 31, 1997 was 6.81%). Each of the interest rate options includes a premium dependent upon the Company's financial performance.

The Company paid interest totaling $1,761,660, $1,730,525, and $1,688,266 in 1997, 1996, and 1995, respectively. The Company capitalized $373,823 of interest in 1997 relating to the construction of the distribution center.

5. INCOME TAXES

The provisions for income tax (benefit) expense are summarized as follows:

                           1997             1996            1995
                        --------------------------------------------
         Current:
            Federal     $12,108,230     $ 3,252,757      $  (540,177)
            State         1,926,988         404,950               --
         Deferred           127,844         824,000          199,000
                        --------------------------------------------
                        $14,163,062     $ 4,481,707      $  (341,177)
                        ============================================


The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:

                                  1997            1996           1995
                              --------------------------------------------
Amount computed using the
   statutory rate             $12,617,543     $ 3,957,871      $  (301,299)
State income taxes              1,497,702         459,950          (55,000)
Other items                        47,817          63,886           15,122
                              --------------------------------------------
                              $14,163,062     $ 4,481,707      $  (341,177)
                              ============================================

The tax effect of each type of temporary difference and carryforward giving rise to the deferred tax asset and liability at December 31, 1997 and 1996, is as follows:

                                                    DEFERRED TAX ASSET (LIABILITY)
                                                1997                              1996
                                    --------------------------------------------------------------
                                        CURRENT       NONCURRENT         CURRENT       NONCURRENT
                                    --------------------------------------------------------------

Depreciation and amortization       $        --      $(3,239,844)     $        --      $(2,587,000)
Inventory                               125,000               --          (26,000)              --
Allowance for doubtful accounts         260,000               --          161,000               --
Accrued expenses                        200,000               --               --               --
Uniform capitalization rules            219,000               --          112,000               --
Other                                   (11,000)              --           21,000               --
                                    --------------------------------------------------------------
                                    $   793,000      $(3,239,844)     $   268,000      $(2,587,000)
                                    ==============================================================


The Company made income tax payments of $13,010,000 in 1997, $1,151,000 in 1996, and $1,028,000 in 1995.

6. STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 1,161,000 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 1997, 1996, and 1995:

                                                         SHARES UNDER      PRICE PER         AGGREGATE
                                                            OPTIONS          SHARE         OPTION PRICE
                                                     --------------------------------------------------

Options outstanding at December 31, 1994                  672,750     $      .49-9.33        $4,400,952
   Options granted                                              -                -                    -
   Options exercised                                      (36,150)           .49-4.59           (52,033)
   Options canceled                                        (6,000)               9.33           (56,000)
                                                     --------------------------------------------------
Options outstanding at December 31, 1995                  630,600            .49-9.33         4,292,919
   Options granted                                         95,550           6.25-6.83           613,575
   Options exercised                                      (12,750)           .49-4.59           (33,880)
   Options canceled                                       (18,600)          6.25-9.33          (144,000)
                                                     --------------------------------------------------
Options outstanding at December 31, 1996                  694,800            .49-9.33         4,728,614
   Options granted                                        119,000         12.50-25.50         1,945,500
   Options exercised                                     (129,030)           .49-9.33          (811,517)
   Options canceled                                       (59,880)         4.59-12.67          (537,850)
                                                     --------------------------------------------------
Options outstanding at December 31, 1997                  624,890     $     .49-25.50        $5,324,747
                                                     ==================================================

At December 31, 1997, 424,350 options are currently exercisable and 624,890 common shares are reserved for future issuance.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" will have no effect on the Company's financial statements. The pro forma disclosures mandated by SFAS 123 are not provided as the effect of adopting the expense recognition criteria of SFAS 123 for stock options granted subsequent to January 1, 1995 would not be material to the Company.

7. RELATED PARTY TRANSACTIONS

The Company paid a related party common carrier $1,662,397 in 1997, $1,905,188 in 1996, and $1,370,104 in 1995. The Company believes that rates charged by this carrier compare favorably with rates charged by other carriers.

8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                   1997              1996              1995
                                                 ----------------------------------------------
         Numerator:
              Net Income                         $21,692,775       $7,159,091        $ (544,997)

         Denominator:
            Denominator for basic earnings
            per share- weighted average
            shares                                10,527,904       10,515,246        10,600,422

         Effect of dilutive securities:
            Employee stock options                   460,406           62,914                --
                                                 ----------------------------------------------
         Denominator for diluted earnings
            per share -weighted average
            shares                                10,987,950       10,578,160        10,600,422
                                                 ==============================================


9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                            THREE MONTHS ENDED
1997                                       MARCH 31      JUNE 30       SEPTEMBER 30      DECEMBER 31
-----------------------------------------------------------------------------------------------------

Net sales                                      $55,131     $66,889          $70,728           $61,893
Gross profit                                    10,471      13,269           15,347            14,230
Net income                                       4,057       5,259            6,321             6,055
Net income per common share - basic                .39         .50              .60               .57
Net income per common share - diluted              .38         .48              .57               .55



                                            THREE MONTHS ENDED
1996                                       MARCH 31      JUNE 30       SEPTEMBER 30      DECEMBER 31
-----------------------------------------------------------------------------------------------------

Net sales                                      $40,015     $44,747          $46,099           $48,271
Gross profit                                     3,432       4,544            8,752             8,955
Net income                                         184         586            3,103             3,286
Net income per common share - basic                .02         .03              .26               .31
Net income per common share - diluted              .02         .03              .26               .31

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                  (1)      Financial Statements included in Item 8 herein:

                           Report of Independent Auditors
                           Consolidated Balance Sheets as of December 31, 1997
                             and 1996
                           Consolidated Statements of Operations for the years
                             ended December 31, 1997, 1996 and 1995
                           Consolidated Statements of Stockholders' Equity for
                             the years ended December 31, 1997, 1996 and 1995
                           Consolidated Statements of Cash Flows for years ended
                             December 31, 1997, 1996 and 1995
                           Notes to Consolidated Financial Statements

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

         (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENCORE WIRE CORPORATION
Date:  March 27, 1998



                                       By:        /s/ VINCENT A. REGO
                                           -------------------------------------
                                                      Vincent A. Rego
                                           President and Chief Executive Officer



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

      SIGNATURE                                                  TITLE                                  DATE
      ---------                                                  -----                                  ----




      /s/ VINCENT A. REGO                                Chairman of the Board                     March 27, 1998
---------------------------------------------       of Directors, President and Chief
      Vincent A. Rego                                      Executive Officer





      /s/ DONALD M. SPURGIN                           Vice Chairman of the Board                   March 27, 1998
---------------------------------------------                of Directors
      Donald M. Spurgin




      /s/ SCOTT D. WEAVER                              Vice President-- Finance,                   March 27, 1998
---------------------------------------------          Secretary and Treasurer
      Scott D. Weaver                                    (Principal Financial
                                                        and Accounting Officer)



      SIGNATURE                                                  TITLE                                  DATE
      ---------                                                  -----                                  ----



      /s/ DONALD E. COURTNEY                                   Director                            March 27, 1998
---------------------------------------------
      Donald E. Courtney




      /s/ JOSEPH M. BRITO                                      Director                            March 27, 1998
---------------------------------------------
      Joseph M. Brito




      /s/ JOHN H. WILSON                                       Director                            March 27, 1998
---------------------------------------------
      John H. Wilson




      /s/ JOHN P. PRINGLE                                      Director                            March 27, 1998
---------------------------------------------
      John P. Pringle




      /s/ WILLIAM R. THOMAS                                    Director                            March 27, 1998
---------------------------------------------
      William R. Thomas




      /s/ DANIEL L. JONES                                      Director                            March 27, 1998
---------------------------------------------
      Daniel L. Jones


                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------

3.1 Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company's Registration
              Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2           Amended and Restated Bylaws of Encore Wire Corporation

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

10.9 Seventh Amendment to Amended and Restated Financing Agreement dated effective December 11, 1996 by and between NationsBank of Texas, N.A. and Encore Wire Corporation (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1996 and incorporated herein by reference).



10.10*        Amended and Restated Agreement Not to Compete dated March 8,
              1994, between Encore Wire Corporation and Vincent A. Rego (filed as Exhibit 10.9 to the Company's Registration Statement on Form
              S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.11*        Amended and Restated Agreement Not to Compete dated March 8,
              1994, between Encore Wire Corporation and Donald M. Spurgin (filed as Exhibit 10.10 to the Company's Registration Statement on Form
              S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.12*        1989 Stock Option Plan (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-8, as amended (No. 33-54484), and incorporated herein by reference).

10.13* 1989 Stock Option Plan, as amended (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (No.
              33-76216), and incorporated herein by reference).

10.14         1989 Stock Option Plan, as amended and restated (filed as Exhibit
              4.1 to the Company's Registration Statement on Form S-8 (No.
              333-38729), and incorporated herein by reference.

10.15         Second Amended and Restated Financing Agreement dated as of June
              9, 1997 by and among Encore Wire Corporation, NationsBank of
              Texas, N.A. and Bank of America, Texas N.A. (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.16 $35,000,000 Revolving Note to NationsBank of Texas, N.A. (filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.17 $25,000,000 Revolving Note to Bank of America, Texas N.A. (filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.18         NationsBank of Texas, N.A. Guaranty Agreement (filed as exhibit
              10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.19         Bank of America, Texas N.A. Guaranty Agreement (filed as exhibit
              10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.20*        Employment Agreement dated as of October 1, 1996 between the
              Company and Donald M. Spurgin.

21.1          Subsidiary.

23.1          Consent of Ernst & Young LLP.

27            Financial Data Schedule

o             Management contract or compensatory plan
