Form 10-Q
period 1998-03-31
ENCORE WIRE CORP /DE/
filed 1998-05-13
CIK 850460

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

                              FOR THE QUARTER ENDED
                                 MARCH 31, 1998


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


  Number of shares of Common Stock outstanding as of April 15, 1998: 10,810,985




                    Page 1 of 21 Sequentially Numbered Pages
                          Index to Exhibits on Page 14


================================================================================

                                                                       FORM 10-Q





                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                                                           Page No.
                                                                                                           --------
PART I.           FINANCIAL INFORMATION


         ITEM 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets
                           March 31, 1998 (Unaudited) and December 31, 1997 ......................................3

                  Consolidated Statements of Income (Unaudited)
                           Quarters ended March 31, 1998 and
                           March 31, 1997.........................................................................5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Quarters ended March 31, 1998 and March 31, 1997.......................................6

                  Notes to Consolidated Financial Statements......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.................................................10

PART II.          OTHER INFORMATION

         ITEM 1.           Legal Proceedings.....................................................................14

         ITEM 6.           Exhibits and Reports on Form 8-K......................................................15

Signatures.......................................................................................................16

                                                                       FORM 10-Q




                          PART I. FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,                December 31,
                                                                                      1998                       1997
In Thousands of Dollars                                                            (Unaudited)                See Note 1
----------------------------------------------------------------------------------------------------------------------------

                                  ASSETS
Current assets:
         Cash..............................................................      $           878           $          1,165
         Accounts receivable (net of allowance of
             $819 and $675)................................................               48,430                     44,302
         Inventories (Note 2)..............................................               30,389                     30,597
         Prepaid expenses and other assets.................................                  114                        159
         Deferred income taxes.............................................                  793                        793
                                                                                 ---------------           ----------------

             Total current assets..........................................               80,604                     77,016


Property, plant and equipment-on the basis of cost:
         Land..............................................................                1,796                      1,747
         Construction in Progress..........................................               14,722                     19,258
         Buildings and improvements........................................               17,797                      8,793
         Machinery and equipment...........................................               35,802                     35,498
         Furniture and fixtures............................................                  908                        829
                                                                                 ---------------           ----------------

             Total property, plant, and equipment..........................               71,025                     66,125

             Accumulated depreciation and
                 amortization..............................................               15,986                     14,797
                                                                                 ---------------           ----------------

                                                                                          55,039                     51,328

Other assets...............................................................                  322                        411
                                                                                 ---------------           ----------------
Total assets...............................................................      $       135,965           $        128,755
                                                                                 ===============           ================

                          See accompanying notes

                                                                       FORM 10-Q




                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)






                                                                                        March 31,            December 31,
                                                                                           1998                  1997
In Thousands of Dollars, Except Share Data                                             (Unaudited)             See Note 1
---------------------------------------------------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Trade accounts payable...................................................    $       23,112        $        23,380
         Accrued liabilities......................................................             3,650                  8,248
         Current income taxes payable.............................................             5,686                  1,677
                                                                                      --------------        ---------------

         Total current liabilities................................................            32,448                 33,305

Non-current deferred income taxes.................................................             3,240                  3,240
Long term notes payable...........................................................            23,800                 22,200

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (10,810,485
                at March 31, 1998 and 10,798,385 at
                December 31, 1997)................................................               108                    108
Additional paid-in capital........................................................            30,041                 30,010
Treasury stock - 200,2500 at March 31, 1998 and
         December 31, 1997........................................................            (1,608)                (1,608)
Retained earnings.................................................................            47,936                 41,500
                                                                                      --------------        ---------------

         Total stockholders' equity...............................................            76,477                 70,010
                                                                                      --------------        ---------------

Total liabilities and stockholders' equity........................................    $      135,965        $       128,755
                                                                                      ==============        ===============


Note: The consolidated balance sheet at December 31, 1997, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q




                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter Ended
                                                                                                        March 31,

In Thousands of Dollars, Except Per Share Data                                                 1998                   1997
------------------------------------------------------------------------------------------------------------------------------

Net sales...............................................................................   $   62,927            $     55,131
Cost of goods sold......................................................................       47,478                  44,660
                                                                                           ----------            ------------
Gross profit............................................................................       15,449                  10,471

Selling, general, and administrative expenses...........................................        4,558                   3,511
                                                                                           ----------            ------------
Operating income........................................................................       10,891                   6,960

Net interest expense....................................................................          253                     363
                                                                                           ----------            ------------
Income before income taxes..............................................................       10,638                   6,597

Provision for income taxes..............................................................        4,202                   2,540
                                                                                           ----------            ------------
Net income..............................................................................   $    6,436            $      4,057
                                                                                           ==========            ============

Net income per common and common
         equivalent share - basic.......................................................   $     0.61            $       0.39
                                                                                           ==========            ============
Weighted average common and common
         equivalent shares - basic......................................................       10,600                  10,489
                                                                                           ==========            ============

Net income per common and common
         equivalent share - diluted.....................................................   $     0.58            $       0.38
                                                                                           ==========            ============
Weighted average common and common
         equivalent shares - diluted....................................................       11,043                  10,784
                                                                                           ==========            ============

                                                                                           ==========            ============
Cash dividends declared per share.......................................................   $       --            $         --
                                                                                           ==========            ============

                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                        Quarter Ended
                                                                           March 31,


In Thousands of Dollars                                                1998          1997
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income ................................................      $  6,436       $  4,057
    Adjustments to reconcile net income to cash provided by
    (used) in operating activities:
            Depreciation and amortization .....................         1,232            927
            Provision for bad debts ...........................           200             96
        Changes in operating assets and liabilities:
            Accounts receivable ...............................        (4,328)        (8,063)
            Inventory .........................................           208         (6,158)
            Accounts payable and accrued liabilities ..........        (4,866)         1,033
            Other assets and liabilities ......................            30             13
            Current income taxes receivable/payable ...........         4,009          1,067
                                                                     --------       --------


            NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES         2,921         (7,028)
                                                                     --------       --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ................        (4,940)        (3,716)
    Increase in long-term investments .........................            89           --
    Proceeds from sale of equipment ...........................            12             14
                                                                     --------       --------

            NET CASH USED IN INVESTING ACTIVITIES .............        (4,839)        (3,702)
                                                                     --------       --------

FINANCING ACTIVITIES
    Increase in note payable ..................................         1,600         10,900
    Proceeds from issuance of common stock ....................            31             91
                                                                     --------       --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES .........         1,631         10,991
                                                                     --------       --------

Net increase (decrease) in cash ...............................          (287)           261
Cash at beginning of period ...................................         1,165          1,261
                                                                     --------       --------

Cash at end of period .........................................      $    878       $  1,522
                                                                     ========       ========


                             See accompanying notes

                                                                       FORM 10-Q




                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:


                                                 MARCH 31,     DECEMBER 31,
                                                   1998            1997
                                                 ---------     ------------
         Raw materials ....................      $    558       $  2,299
         Work-in-process ..................         4,366          6,128
         Finished goods ...................        22,899         20,818
                                                 --------       --------

                                                   27,823         29,245

         Increase to LIFO cost ............         3,843          2,629
                                                 --------       --------

                                                   31,666         31,874

         Lower of Cost or Market Adjustment        (1,277)        (1,277)
                                                 --------       --------

                                                 $ 30,389       $ 30,597
                                                 ========       ========

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                Quarter Ending      Quarter Ending
                                                                   3/31/98              3/31/97
Numerator:
         Net Income                                            $   6,436,000         $   4,057,000
                                                               ===================================
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                  10,600,468            10,489,160
Effect of dilutive securities:
         Employee stock options                                      442,644               294,956
                                                               ------------------------------------
Denominator for diluted earnings per share -
weighted average shares                                           11,043,112            10,784,116
                                                               ====================================


NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. On February 20, 1998 the Company amended the Financing Agreement to reduce the maximum amount of borrowing to the lesser of (i) $40.0 million or (ii) the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at March 31, 1998, as computed under the Financing Agreement, was $40.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At March 31, 1998, the balance outstanding under the Financing Agreement was $23.8 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         In 1995, the Board of Directors authorized the Company to purchase up to 600,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to the repurchase program are made from time to time in the open market or through

                                                                       FORM 10-Q




privately negotiated transactions. As of March 31, 1998, the Financing Agreement discussed in note 4 allows the Company to purchase up to 407,250 shares in the future at an aggregate price not to exceed $3,991,410. The Company did not purchase any shares under this authorization during the first quarter of 1998. As of March 31, 1998, the Company had repurchased an aggregate of 200,250 shares of its common stock in the open market (including 5,000 shares in 1997) at a weighted average price of $8.03 per share.

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

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper rod, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.8%, 77.4%, 76.8%, 67.9% and 70.0% of the Company's cost of goods sold during fiscal 1997, 1996, 1995, 1994 and 1993 respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month periods ended March 31, 1998 and 1997. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

         Net sales for the first quarter of 1998 amounted to $62.9 million compared with net sales of $55.1 million for the first quarter of 1997, an increase of 14%. This increase was primarily due to an increase in sales volume of 30% which was offset by a lower selling price per copper pound for the Company's products. The lower selling price per copper pound of product sold was primarily due to a significant decrease in the price of copper in the first quarter of 1998 compared to the first quarter of 1997. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first quarter of 1998 compared to the first quarter of 1997. The average sales price per copper pound of product sold was $1.73 in the first quarter of 1998, compared to $1.96 in the first quarter of 1997. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $47.5 million in the first quarter of 1998, compared to $44.6 million in the first quarter of 1997. Copper costs increased to $32.5 million in the first quarter of 1998 compared to $30.9 million in the first quarter of 1997. This increase was due to the increased pounds of copper sold, offset in part by the lower price of copper in the first quarter of 1998 compared to the first quarter of 1997. The average cost per copper pound purchased decreased to $.85 in the first quarter of 1998 from $1.16 in the first quarter of 1997. Copper costs as a percentage of net sales decreased to 51.7% in the first quarter of 1998 from 56.1% in the first quarter of 1997. This decrease as a percentage of net sales in the first quarter of 1998 from the comparable quarter in 1997 was due primarily to an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential was increased in the first quarter of 1998 due to

                                                                       FORM 10-Q



improved pricing for the Company's products. Other raw material costs as a percentage of net sales increased to 14.9% in the first quarter of 1998, compared with 13.1% in the first quarter of 1997. This increase as a percentage of sales was due to other raw material costs per copper pound remaining relatively constant while the sales price per copper pound decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 10.6% in the first quarter of 1998 compared to 8.2% in the first quarter of 1997. This increase as a percentage of sales was also due to the sales price per copper pound decreasing while such costs per copper pound increased slightly . The absolute dollar increase is due to higher depreciation and other costs associated with the Company's expansion projects.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the first quarter of 1998, the value of all inventory at March 31, 1998 using the LIFO method was greater than its FIFO value by approximately $3.8 million, resulting in a corresponding decrease in the cost of goods sold of $1.2 million. At March 31, 1998, LIFO value exceeded the market value of the inventory. Since a reserve was provided at December 31, 1997 reducing the cost of inventory to market in the amount of $1.3 million, the reserve was not adjusted. As a result of the increase in copper during the first quarter of 1997, the value of all inventory at March 31, 1997 using the LIFO method was less than its FIFO value by approximately $2.0 million, resulting in a corresponding increase in the cost of goods sold of $1.9 million. At March 31, 1997, LIFO value did not exceed the market value of the inventory, thus there was no reserve reducing the cost of inventory to market. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Gross profit increased to $15.4 million, or 24.6% of net sales, for the first quarter of 1998 from $10.4 million, or 19.0% of net sales, for the first quarter of 1997. The increase in gross profit as a percentage of net sales was due primarily to increased sales volume and improved pricing for the Company's products which resulted in a greater differential between product price and copper cost in the first quarter of 1998, as discussed above.

         General and administrative expenses were $1.2 million, or 1.9% of net sales, in the first quarter of 1998 compared to $873,000, or 1.6% of net sales, in the first quarter of 1997. The increase as a percentage of sales was due primarily to higher general and administrative costs in the first quarter of 1998 relating to increased sales volume. The increase as a percentage of sales was also caused by a lower sales price per copper pound of product sold as discussed above. Selling expenses for the first quarter of 1998 were $3.3 million, or 5.3% of net sales, compared to $2.6 million, or 4.8% of net sales, in the first quarter of 1997. This increase as a percentage of sales was due primarily to freight charges per copper pound of product shipped remaining relatively unchanged while the sales price per copper pound sold decreased.

         Net interest expense was $253,000 in the first quarter of 1998 compared to $363,000 in the first quarter of 1997. The decrease was due to a lower average debt balance during the first quarter of 1998 compared to the first quarter of 1997. The balance of the Company's debt at the end of the first quarter of

                                                                       FORM 10-Q

1998 decreased from the first quarter of 1997 due to improved income and cash flow combined with lower copper prices.


         The Company's effective tax rate increased to 39.5% in the first quarter of 1998 due to the Company's increased net income causing it to be placed in a higher statutory tax bracket.

         As a result of the foregoing factors, the Company's net income increased to $6.4 million in the first quarter of 1998 from $4.0 million in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides to most of its customers 60- day payment terms, although the Company's suppliers typically require more immediate payment, generally within 30 days. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its Common Stock.

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. On February 20, 1998 the Company amended the Financing Agreement to reduce the maximum amount of borrowing to the lesser of (i) $40.0 million or (ii) the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at March 31, 1998, as computed under the Financing Agreement, was $40.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At March 31, 1998, the balance outstanding under the Financing Agreement was $23.8 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         In 1995, the Board of Directors authorized the Company to purchase up to 600,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to the repurchase program are made from time to time in the open market or through privately negotiated transactions. As of March 31, 1998, the Financing Agreement discussed in note 4 allows the Company to purchase up to 407,250 shares in the future at an aggregate price not to exceed $3,991,410. The Company did not purchase any shares under this authorization during the first quarter of 1998. As of March 31, 1998, the Company had repurchased an aggregate of 200,250 shares of its common stock in the open market (including 5,000 shares in 1997) at a weighted average price of $8.03 per share.


         Cash provided by operations increased to $2.9 million in the first quarter of 1998 from cash used by operations of $7.0 million in the first quarter of 1997. This increase in cash provided by operations

                                                                       FORM 10-Q


is primarily the result of an increase in net income, a smaller decrease in the inventory during the first quarter of 1998 compared to 1997 and lower copper prices in the first quarter of 1998 compared to 1997. Cash used in investing activities increased from $3.7 million in the first quarter of 1997 to $4.8 million in the first quarter of 1998. In both quarters, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's copper rod fabrication facility which is discussed in the following paragraph. The cash provided by financing activities was due primarily to borrowings in the first quarter of 1998 and 1997, the proceeds of which were used to fund the activities discussed above.

         During 1998, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete the construction of its copper rod fabrication facility. This copper rod fabrication facility will allow the Company to produce its own copper rod from copper cathodes instead of purchasing the rod from outside sources. The Company will also be able to reprocess copper scrap generated by its operations and copper scrap purchased from others. The total capital expenditures in 1998 associated with this facility and the additional manufacturing equipment are estimated to be approximately $21.0 million. The Company also expects its working capital requirements to increase during 1998 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

                                                                       FORM 10-Q




                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL MATTERS

         On August 20, 1997, the Company was inspected by the U.S. Environmental Protection Agency (the "EPA") to determine the Company's compliance with the requirements of the Emergency Planning and Community Right-to-Know Act provisions ("EPCRA") of the Comprehensive Environmental Response, Compensation and Liability Act, as amended. In general, EPCRA requires private businesses to maintain and file with the government specified documents concerning the on-site recycling and disposal of a defined group of chemicals and metal compounds.

         The Company was required to provide the EPA by September 12, 1997 with information concerning its processing of copper, lead compounds, antimony compounds and methyl ethyl ketone for calendar years 1994 and 1995. This information was researched by the Company, and the required documents were timely filed with the EPA.

         In a separate matter, by letter dated February 17, 1998, the Company was issued "Findings of Violation and Order for Compliance" by the EPA. In this document, the EPA alleged that the Company had failed to obtain a federal storm water discharge permit pursuant to the Clean Water Act ("CA") for its past and current ongoing operations in McKinney, Texas, and to otherwise meet the terms of this permitting program. The Company was ordered timely to (1) apply for a federal storm water discharge permit, (2) prepare and submit a Storm Water Pollution Prevention Plan and (3) prepare and file a report with the EPA describing actions that the Company has taken or would take to correct violations alleged by the EPA.

         On March 6, 1998, the Company applied for a federal storm water discharge permit. On March 23, 1998, the Company filed the Storm Water Pollution Prevention Plan and the written report required by the "Findings of Violation and Order for Compliance" with the EPA.

         In addition, the "Findings of Violation and Order for Compliance" offered the Company the opportunity to contact the EPA to schedule a Show Cause hearing to demonstrate to the EPA why it should not take further enforcement action against the Company relating to the matters stated in this document. The Company requested a Show Cause Hearing, and it was held on April 13, 1998.

         On April 17, 1998, the Company was issued a consolidated "Complaint and Notice of Opportunity for Hearing" by the EPA (the "1998 Complaint"). In the 1998 Complaint, the EPA proposed a civil penalty of $151,000 for seven alleged violations of EPCRA's reporting requirements and proposed as civil penalty of $27,500 for the alleged failure to have a federal storm water discharge permit. In accordance with the EPA's Rule of Practice, the Company intends to file an Answer to the Complaint and to request a hearing on all matters alleged by the EPA. The Company intends to vigorously defend itself in this matter.

                                                                       FORM 10-Q




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 First Amendment to Second Amended and Restated Financing Agreement dated as of February 20, 1998 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Bank of America, Texas N.A.

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                                                       FORM 10-Q





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ENCORE WIRE CORPORATION
                                      -----------------------------------------
                                                     (Registrant)


Date: May 13, 1998                              /s/ VINCENT A. REGO
                                      -----------------------------------------
                                          Vincent A. Rego, President and
                                             Chief Executive Officer


Date: May 13, 1998                              /s/ DANIEL L. JONES
                                      -----------------------------------------
                                             Daniel L. Jones, President



Date: May 13, 1998                                /s/ SCOTT D. WEAVER
                                      -----------------------------------------
                                      Scott D. Weaver, Vice President - Finance,
                                               Treasurer and Secretary
                                           (Principal Financial Officer)

                                                                       FORM 10-Q




                                INDEX TO EXHIBITS

Exhibit                                                                                 Numbered
Number                               Exhibit                                               Page
------------                         -------                                          ------------

10.1     First Amendment to Second Amended and Restated Financing Agreement
         dated as of February 20, 1998 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Bank of America, Texas N.A......................    18
