Form 10-Q
period 1998-06-30
ENCORE WIRE CORP /DE/
filed 1998-08-13
CIK 850460

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

                              FOR THE QUARTER ENDED
                                  JUNE 30, 1998


                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________



                         Commission file number: 0-20278


                             ENCORE WIRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                               75-2274963
       (State of incorporation)         (I.R.S. employer identification number)


          1410 MILLWOOD ROAD
            MCKINNEY, TEXAS                              75069
Address of principal executive offices)               (Zip code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 562-9473



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of Common Stock outstanding as of July 24, 1998: 16,301,043




================================================================================

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets..................................................................3
                    June 30, 1998 (Unaudited) and December 31, 1997

                  Consolidated Statements of Income (Unaudited)................................................5
                    Quarters and six months ended June 30, 1998 and June 30, 1997

                  Consolidated Statements of Cash Flows (Unaudited)............................................6
                    Six months ended June 30, 1998 and June 30, 1997

                  Notes to Consolidated Financial Statements (Unaudited).......................................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................16

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................17

Signatures....................................................................................................18

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,       December 31,
                                                               1998             1997
In Thousands of Dollars                                     (Unaudited)     (See Note 1)
-----------------------                                     -----------     ------------

                                  ASSETS

Current assets:
         Cash ........................................        $   1,371        $   1,165
         Accounts receivable (net of allowance of
                  $638 and $675) .....................           51,855           44,302
         Inventories (Note 2) ........................           36,478           30,597
         Prepaid expenses and other assets ...........              531              159
         Deferred income taxes .......................              793              793
                                                              ---------        ---------

                  Total current assets ...............           91,028           77,016


Property, plant and equipment-on the basis of cost:
         Land ........................................            1,796            1,747
         Construction in Progress ....................           24,030           19,258
         Buildings and improvements ..................           17,870            8,793
         Machinery and equipment .....................           36,905           35,498
         Furniture and fixtures ......................              941              829
                                                              ---------        ---------

                  Total property, plant, and equipment           81,542           66,125

                  Accumulated depreciation and
                           amortization ..............           17,322           14,797
                                                              ---------        ---------

                                                                 64,220           51,328

Other assets .........................................              241              411
                                                              ---------        ---------

Total assets .........................................        $ 155,489        $ 128,755
                                                              =========        =========


                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)



                                                               June 30,          December 31,
                                                                 1998                1997
In Thousands of Dollars, Except Share Data                    (Unaudited)        (See Note 1)
------------------------------------------                    -----------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable ........................        $  24,311         $  23,380
         Accrued liabilities ...........................            5,371             8,248
         Current income taxes payable ..................            3,164             1,677
                                                                ---------         ---------

         Total current liabilities .....................           32,846            33,305

Non-current deferred income taxes ......................            3,240             3,240
Long term notes payable ................................           38,000            22,200

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,276,043
                  at June 30, 1998 and 16,197,577 at
                  December 31, 1997) ...................              163               162
Additional paid-in capital .............................           30,347            29,956
Treasury stock - 300,375 at June 30, 1998 and 300,375 at
         December 31, 1997 .............................           (1,608)           (1,608)
Retained earnings ......................................           52,501            41,500
                                                                ---------         ---------

         Total stockholders' equity ....................           81,403            70,010
                                                                ---------         ---------

Total liabilities and stockholders' equity .............        $ 155,489         $ 128,755
                                                                =========         =========


Note: The consolidated balance sheet at December 31, 1997, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                    Quarter Ended               Six Months Ended
                                                                                       June 30,                     June 30,
                                                                                    -------------               ----------------
In Thousands of Dollars, Except Per Share Data                                    1998          1997           1998          1997
----------------------------------------------                                    ----          ----           ----          ----

   Net sales................................................................  $  63,906    $    66,889     $  126,833    $  122,020
   Cost of goods sold.......................................................     51,446         53,620         98,924        98,280
                                                                              ---------     ----------      ---------    ----------

   Gross profit.............................................................     12,460         13,269         27,909        23,740

   Selling, general, and administrative expense.............................      4,513          4,181          9,071         7,691
                                                                              ---------     ----------      ---------    ----------

   Operating income.........................................................      7,947          9,088         18,838        16,049

   Interest expense (net)...................................................        267            444            520           808
                                                                              ---------     ----------      ---------    ----------

   Income before income taxes...............................................      7,680          8,644         18,318        15,241

   Provision for income taxes...............................................      3,114          3,385          7,316         5,925
                                                                              ---------     ----------      ---------    ----------

   Net income...............................................................  $   4,566    $     5,259     $   11,002   $     9,316
                                                                              =========    ===========     ==========   ===========

   Net income per common and common
      equivalent share - basic..............................................  $     .29    $       .33     $      .69   $       .59
                                                                              =========    ===========     ==========   ===========

   Weighted average common and common
      equivalent shares - basic.............................................     15,949         15,742         15,925        15,738
                                                                              =========     ==========      =========    ==========

   Net income per common and common
      equivalent share - diluted............................................  $     .27    $       .32     $      .66   $       .57
                                                                              =========    ===========     ==========   ===========

   Weighted average common and common
      equivalent shares - diluted...........................................     16,613         16,555         16,586        16,282
                                                                              =========     ==========      =========    ==========

   Cash dividends declared per share........................................  $     --     $       --      $       --   $        --
                                                                              =========    ===========     ==========   ===========



                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Six Months Ended
                                                                                      June 30,

In Thousands of Dollars                                                         1998            1997
-----------------------                                                         ----            ----

OPERATING ACTIVITIES
    Net income .......................................................        $ 11,002         $  9,316
    Adjustments to reconcile net income to cash provided by
        (used in) operating activities:
            Depreciation and amortization ............................           2,569            1,920
            Reduction of inventory cost to market ....................            --               --
            Provision for bad debts ..................................             375              213
            Changes in operating assets and liabilities:
                Accounts receivable ..................................          (7,928)         (13,889)
                Inventory ............................................          (5,881)          (4,847)
                Accounts payable and accrued liabilities .............          (1,946)           7,402
                Other assets and liabilities .........................            (387)            (199)
                Current income taxes payable .........................           1,487              476
                                                                              --------         --------

                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (709)             392
                                                                              --------         --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment .......................         (15,459)          (8,693)
    Increase in Long Term Investments ................................             170               (4)
    Proceeds from Sale of Equipment ..................................              12               14
                                                                              --------         --------

        NET CASH USED IN INVESTING ACTIVITIES ........................         (15,277)          (8,683)
                                                                              --------         --------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable ......................          15,800            7,900
    Purchases of Treasury Stock ......................................            --                (99)
    Proceeds from issuance of common stock ...........................             392              374
                                                                              --------         --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ....................          16,192            8,175
                                                                              --------         --------

NET DECREASE IN CASH .................................................             206             (116)
Cash at beginning of period ..........................................           1,165            1,261
                                                                              --------         --------
Cash at end of period ................................................        $  1,371         $  1,145
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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                   JUNE 30,       DECEMBER 31,
                                                     1998            1997
                                                   --------       ------------

         Raw materials ....................        $  3,219         $  2,299
         Work-in-process ..................           4,197            6,128
         Finished goods ...................          25,660           20,818
                                                   --------         --------

                                                     33,076           29,245

         Increase to LIFO cost ............           4,679            2,629
                                                   --------         --------

                                                     37,755           31,874

         Lower of Cost or Market Adjustment          (1,277)          (1,277)
                                                   --------         --------

                                                     36,478           30,597
                                                   ========         ========


         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are

                                                                       FORM 10-Q



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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Quarter Ending     Quarter Ending
                                                                 June 30, 1998       June 30, 1997

Numerator:
         Net Income                                                $ 4,566,000        $ 5,259,000
                                                                   ===========        ===========
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                    15,948,891         15,741,701

Effect of dilutive securities:
         Employee stock options                                        664,361            813,012
                                                                   -----------        -----------
Denominator for diluted earnings per share -
         weighted average shares                                    16,613,252         16,554,713
                                                                   ===========        ===========


The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Six Months Ending   Six Months Ending
                                                                   June 30, 1998       June 30, 1997

Numerator:
         Net Income                                                 $11,002,000        $ 9,316,000
                                                                    ===========        ===========
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                     15,924,930         15,737,729

Effect of dilutive securities:
         Employee stock options                                         661,181            544,482
                                                                    -----------        -----------
Denominator for diluted earnings per share -
         weighted average shares                                     16,586,111         16,282,211
                                                                    ===========        ===========

                                                                       FORM 10-Q



NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at June 30, 1998, as computed under the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of June 30, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At June 30, 1998, the balance outstanding under the Financing Agreement was $38.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization will be made in the open market or through privately negotiated transactions. As of June 30, 1998, the Company had repurchased an aggregate of 300,375 shares of its common stock in the open market (including 7,500 shares in 1997) at a weighted average price of $5.35 per share. The Financing Agreement discussed in note 4 allows the Company to purchase up to 610,875 shares with an aggregate price of these shares not to exceed $3,991,410. The Company did not purchase any shares under this authorization during the second quarter of 1998.

NOTE 6 - STOCK DIVIDEND

         On July 22, 1997 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stock dividend was payable August 18, 1997 to stockholders of record at the close of business on August 11, 1997. The per share amounts disclosed in this filing have been restated to reflect the stock dividend.

         On May 5, 1998 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stock dividend was payable June 15, 1998 to stockholders of record at the close of business on June 8, 1998. The per share amounts disclosed in this filing have been restated to reflect the stock dividend.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and six month periods ended June 30, 1997 and 1998. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

         Net sales for the second quarter of 1998 amounted to $63.9 million compared with net sales of $66.9 million for the second quarter of 1997. This decrease was due to a decrease in the average sales price per copper pound of the Company's products, offset in part by an increase of 21% in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was due to a decrease of 29% in the average cost of copper from the second quarter of 1997 to the same period in 1998, as well as competitive pricing pressure for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the second quarter of 1998 compared to the second quarter of 1997. The average sales price per copper pound of product sold was $1.59 in the second quarter of 1998, compared to $2.03 in the second quarter of 1997. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $51.4 million in the second quarter of 1998, compared to $53.6 million in the second quarter of 1997. Copper costs decreased to $34.7 million in the second quarter of 1998 from $38.8 million in the second quarter of 1997. The average cost per copper pound purchased decreased to $.85 in the second quarter of 1998 from $1.20 in the second quarter of 1997. Copper costs as a percentage of net sales decreased to 54.3% in the second quarter of 1998 from 58.0% in the second quarter of 1997. This decrease as a percentage of net sales in the second quarter of 1998 from the

                                                                       FORM 10-Q



comparable quarter in 1997 was due primarily to lower copper costs per pound of product sold partially offset by a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the second quarter of 1998 due to a lesser decrease in the average cost per copper pound purchased than in the sales price per copper pound. The decreased differential was a result of competitive pricing conditions. Other raw material costs as a percentage of net sales increased to 14.6% in the second quarter of 1998, compared with 12.6% in the second quarter of 1997. This increase is due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 12.9% in the second quarter of 1998, compared with 8.2% in the second quarter of 1997. This increase is due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the second quarter of 1998, necessitating a decrease in the LIFO reserve of $835,000 and a corresponding decrease in cost of goods sold. In the second quarter of 1997, the price of copper increased necessitating an increase in the LIFO reserve that resulted in a decrease to the inventory value and an increase to the cost of goods sold of $918,000. At June 30, 1998, LIFO cost exceeded the market value of the inventory, However the excess did not require an addition to the lower of cost or market reserve because the reserve previously established, in the amount of $1.3 million, was adequate to adjust for the amount of cost over market. At June 30, 1997, LIFO cost did not exceed the market value of the inventory, thus no adjustment to lower the cost of inventory to market value was necessary. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit remained relatively constant at $12.5 million, or 19.5% of net sales, for the second quarter of 1998 compared to $13.3 million, or 19.8% of net sales, for the second quarter of 1997.

         General and administrative expenses were $1.0 million, or 1.7% of net sales, in the second quarter of 1998 compared to $858,000, or 1.3% of net sales, in the second quarter of 1997. This increase in general and administrative expenses was due to increased expenses related to the Company's increased volume. As a percentage of sales, this increase was caused by the increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. The provision for bad debts in the second quarter of 1998 increased to $175,000 in the second quarter of 1998 compared to $117,000 in the second quarter of 1997. Selling expenses for the second quarter of 1998 were $3.3 million, or 5.1% of net sales, compared to $3.2 million, or 4.8% of net sales, in the second quarter of 1997. Freight charges per copper pound of product shipped decreased due to the a greater percentage of the Company's sales being shipped to geographic locations closer to the Company's plant in the second quarter of 1998 compared to the same quarter of 1997. This decrease was partially offset by the decrease in the sales price per copper pound sold.

                                                                       FORM 10-Q



         Net interest expense was $267,000 in the second quarter of 1998 compared to $444,000 in the second quarter of 1997. The decrease was due to a higher average debt balance outstanding during the second quarter of 1998 than the comparable period during 1997, reduced by the capitalization of interest related to the Company's copper rod fabrication facility construction. This increase in average debt outstanding was the result of capital expenditures and additional working capital. The decreased cost of copper in the second quarter of 1998 compared to the second quarter of 1997 decreased the amount of working capital necessary for inventory, but this was partially offset by increased quantities of inventory and an increased accounts receivable balance.

         The Company's effective tax rate increased to 40.5% in the second quarter of 1998 compared to 39.2% in the second quarter of 1997. This increase was due to the accrual for a non deductible penalty in the second quarter of 1998 (See Part II - Item 1. Legal Proceedings). Without the accrual of this amount, the Company's effective tax rate would have been 39.5%.

         As a result of the foregoing factors, the Company's net income was $4.6 million in the second quarter of 1998 compared to $5.3 million in the second quarter of 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales for the first six months of 1998 amounted to $126.8 million compared with net sales of $122.0 million for the first six months of 1997. This increase was due to a 25% increase in the pounds of copper shipped during the period, offset in part by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was due to a decrease of 28% in the average cost of copper from the first six months of 1997 to the same period in 1998, as well as competitive pricing pressure for the Company's products in the second quarter of 1998. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first six months of 1998 compared to the first six months of 1997. The average sales price per copper pound of product sold was $1.66 in the first six months of 1998, compared to $2.00 in the first six months of 1997. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $98.9 million in the first six months of 1998, compared to $98.3 million in the first six months of 1997. Copper costs decreased to $67.2 million in the first six months of 1998 from $69.8 million in the first six months of 1997. The average cost per copper pound purchased decreased to $.85 in the first six months of 1998 from $1.18 in the first six months of 1997. Copper costs as a percentage of net sales decreased to 53.0% in the first six months of 1998 from 57.1% in the first six months of 1997. This decrease as a percentage of net sales in the first six months of 1998 from the comparable period in 1997 was due primarily to lower copper costs per pound of product sold partially offset by a slightly decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the first six months of 1998 due to a lesser decrease in the average cost per copper pound purchased than in the sales price per copper pound. The decreased differential was a result of competitive pricing conditions in the second quarter of 1998. Other raw material costs as a percentage of net sales increased to 14.8% in the first six months of 1998, compared with 12.8% in the first six months of 1997. This increase is due to a decrease in the sales price per copper pound sold, as discussed above, which more than offset the slight decrease in raw materials per pound of copper sold. Depreciation, labor and overhead costs as

                                                                       FORM 10-Q



a percentage of net sales increased to 11.8% in the first six months of 1998 compared to 8.2% in the first six months of 1997. This increase is due to an increase in depreciation labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the first six months of 1998, necessitating a decrease in the LIFO reserve of $2.0 million that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the first six months of 1997, the price of copper increased, necessitating an increase in the LIFO reserve that resulted in an decrease to the inventory value and an increase to the cost of goods sold of $2.8 million. At June 30, 1998, LIFO cost exceeded the market value of the inventory. However, the excess did not require an addition to the lower of cost or market reserve because the reserve previously established, in the amount of $1.3 million, was adequate to adjust for the amount of cost over market. At June 30, 1997, LIFO cost did not exceed the market value of the inventory, thus, no adjustment to lower the cost of inventory to market value was necessary. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit increased to $27.9 million, or 22.0% of net sales, for the first six months of 1998 from $23.7 million, or 19.5% of net sales, for the first six months of 1997. The increase in gross profit as a percentage of net sales was due primarily to increased sales volume, partially offset by competitive pricing for the Company's product in the second quarter of 1998 which resulted in a slightly lower differential between product price and copper cost in the first six months of 1998, as discussed above.

         General and administrative expenses were $2.1 million, or 1.7% of net sales, in the first six months of 1998 compared to $1.6 million, or 1.3% of net sales, in the first six months of 1997. This increase in general and administrative expenses was due to increased expenses related to the Company's increased sales volume. As a percentage of sales, this increase was caused by the dollar increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. The provision for bad debts in the first six months of 1998 increased to $375,000 in the first six months of 1998 compared to $214,000 in the first six months of 1997. This increase was due to a larger accounts receivable balance at June 30, 1998 than June 30, 1997. Selling expenses for the first six months of 1998 were $6.6 million, or 5.2% of net sales, compared to $5.8 million, or 4.8% of net sales, in the first six months of 1997. Freight charges per copper pound of product shipped decreased due to the a greater percentage of the Company's sales being shipped to geographic locations closer to the Company's plant in the first six months of 1998 compared to the same period of 1997. This decrease was offset by the decrease in the sales price per copper pound sold.

         Net interest expense was $520,000 in the first six months of 1998 compared to $808,000 in the first six months of 1997. The decrease was due to a higher average debt balance outstanding during the first six months of 1998 than the comparable period during 1997, reduced by the capitalization of interest related to the Company's copper rod fabrication facility construction. This increase in average debt outstanding was the result of capital expenditures and additional working capital. The decreased cost of

                                                                       FORM 10-Q



copper in the first six months of 1998 compared to the comparable period of 1997 decreased the amount of working capital necessary for inventory, but this was partially offset by increased quantities of inventory and an increased accounts receivable balance.

         The Company's effective tax rate increased to 39.9% in the first six months of 1998 compared to 38.9% in the first six months of 1997. This increase was due to the accrual for a non deductible penalty in the first six months of 1998 (See Part II Item 1. Legal Proceedings). Without the accrual of this amount, the Company's effective tax rate would have been 39.5%.

         As a result of the foregoing factors, the Company's net income increased to $11.0 million in the first six months of 1998 from $9.3 million in the first six months of 1997.

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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement provides for maximum borrowings of the lesser of $55.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the bank. The calculated maximum borrowing amount available at June 30, 1998, as computed in the Financing Agreement, was $55.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of June 30, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying, or issuing cash dividends. At June 30, 1998, the balance outstanding under the Financing Agreement was $38.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2000 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization will be made in the open market or through privately negotiated transactions. As of June 30, 1998, the Company had repurchased an aggregate of 300,375 shares of its common stock in the open market (including 7,500 shares in 1997) at a weighted average price of $5.35 per share. The Financing Agreement discussed in note 4 allows the Company to purchase up to 610,875 shares with an aggregate price of these shares not to exceed $3,991,410. The Company did not purchase any shares under this authorization during the second quarter of 1998.

         Cash used by operating activities was $709,000 in the first six months of 1998 compared to cash provided by operations of $392,000 in the first six months of 1997. This decrease in cash provided by operations is primarily the result of a larger increase of accounts receivable and inventory in the first six

                                                                       FORM 10-Q



months of 1998 compared to the first six months of 1997, which was partially offset by a greater net income in the first six months of 1998 compared to the first six months of 1997. The increase in accounts receivable in the first six months of 1998 was due to a larger increase in sales in the first six months of 1998 from the fourth quarter of 1997 compared to the increase in sales in the first six months of 1997 from the fourth quarter of 1996. Cash used in investing activities increased from $8.7 million in the first six months of 1997 to $15.2 million in the first six months of 1998. In 1997 these funds were used primarily to increase the Company's production capacity. In 1998, these funds were used primarily to purchase land and complete construction of the Company's copper rod fabrication facility as well as increase the Company's production capacity. The cash provided by financing activities in the first six months of 1998 and 1997 was due primarily to borrowings.

         During 1998, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations, purchase of real property and the completion of its copper rod fabrication facility. The total capital expenditures associated with these facilities and the additional manufacturing equipment are estimated to be approximately $25.0 million. The Company also expects its working capital requirements to continue to increase during 1998 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and cash available pursuant to the Financing Agreement will satisfy working capital needs and capital expenditure requirements for the next twelve months.

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

                                                                       FORM 10-Q



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         On August 20, 1997, the Company was inspected by the U.S. Environmental Protection Agency (the "EPA") to determine the Company's compliance with the requirements of the Emergency Planning and Community Right-to-Know Act provisions ("EPCRA") of the Comprehensive Environmental Response, Compensation and Liability Act, as amended. In general, EPCRA requires private businesses to maintain and file with the government specified documents concerning the on-site recycling and off-site management of a defined group of chemicals, including metal compounds. The Company was required to provide the EPA by September 12, 1997 with information concerning its processing of copper, lead compounds, antimony compounds and methyl ethyl ketone for calendar years 1994 and 1995. This information was researched by the Company, and the required documents were timely filed with the EPA.

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

         On April 17, 1998, the Company was issued a consolidated "Complaint and Notice of Opportunity for Hearing" by the EPA (the "1998 Complaint"). In the 1998 Complaint, the EPA proposed a civil penalty of $151,000 for seven alleged violations of EPCRA's reporting requirements and proposed a civil penalty of $27,500 for the alleged failure to have a federal storm water discharge permit. In accordance with the EPA's Rule of Practice, the Company has filed an Answer to the Complaint and has requested an informal settlement conference and a hearing on all matters alleged by the EPA. The Company intends to vigorously defend itself in this matter.

                                                                       FORM 10-Q



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Second Amendment to Second Amended and Restated Financing Agreement dated as of June 15, 1998 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Bank of America, Texas N.A.

         27    Financial Data Schedule


    (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENCORE WIRE CORPORATION
                                    ------------------------------------------
                                                 (Registrant)


Date: August 13, 1998                        /s/ Vincent A. Rego
                                    ------------------------------------------
                                                 Vincent A. Rego,
                                             Chief Executive Officer


Date: August 13, 1998                        /s/ Daniel L. Jones
                                    ------------------------------------------
                                          Daniel L. Jones, President


Date: August 13, 1998                         /s/ Scott D. Weaver
                                    ------------------------------------------
                                    Scott D. Weaver, Vice President - Finance,
                                             Treasurer and Secretary
                                          (Principal Financial Officer)

                                                                       FORM 10-Q



                                INDEX TO EXHIBITS


                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                      Exhibit                                                   Page
-------                                     -------                                               ------------

10.1     Second Amendment to Second Amended and Restated Financing Agreement
         dated as of June 15, 1998 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Bank of America, Texas N.A. .................                  19

27       Financial Data Schedule