Form 10-Q
period 1998-09-30
ENCORE WIRE CORP /DE/
filed 1998-11-12
CIK 850460

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


                                       OR


           [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


 Number of shares of Common Stock outstanding as of November 2, 1998: 16,304,148






================================================================================

                                                                       FORM 10-Q




                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                                                           Page No.
                                                                                                           --------

PART I.           FINANCIAL INFORMATION

         ITEM 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                    September 30, 1998 (Unaudited) and December 31, 1997

                  Consolidated Statements of Income (Unaudited)...................................................5
                    Quarters and nine months ended September 30, 1998 and September
                    30, 1997

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                    Nine months ended September 30, 1998 and September 30, 1997

                  Notes to Consolidated Financial Statements......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................................10

PART II.          OTHER INFORMATION

         ITEM 1.           Legal Proceedings.....................................................................17

         ITEM 6.           Exhibits and Reports on Form 8-K......................................................18


Signatures.......................................................................................................19

                                                                       FORM 10-Q





                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                              September 30,  December 31,
                                                                  1998          1997
In Thousands of Dollars                                        (Unaudited)   (See Note 1)
                                                               -----------   -----------
                                  ASSETS

Current assets:
         Cash ..............................................   $     1,098   $     1,165
         Accounts receivable (net of allowance of
             $637 and $675) ................................        60,740        44,302
         Inventories (Note 2) ..............................        31,925        30,597
         Prepaid expenses and other assets .................           375           159
         Deferred income taxes .............................           793           793
                                                               -----------   -----------
             Total current assets ..........................        94,931        77,016


Property, plant and equipment-on the basis of cost:
         Land ..............................................         3,568         1,747
         Buildings and improvements ........................        22,991        19,258
         Construction in Progress ..........................        12,492         8,793
         Machinery and equipment ...........................        52,071        35,498
         Furniture and fixtures ............................         1,142           829
                                                               -----------   -----------

             Total property, plant, and equipment ..........        92,264        66,125

             Accumulated depreciation and
                 amortization ..............................        18,891        14,797
                                                               -----------   -----------

                                                                    73,373        51,328

Other assets ...............................................           185           411
                                                               -----------   -----------

Total assets ...............................................   $   168,489   $   128,755
                                                               ===========   ===========


                          See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)






                                                                     September      December
                                                                     30, 1998        31,1997
In Thousands of Dollars, Except Share Data                          (Unaudited)    (See Note 1)
                                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable .................................   $    15,085    $    23,380
         Accrued liabilities ....................................         7,312          8,248
         Current income taxes payable ...........................         4,382          1,677
                                                                    -----------    -----------

         Total current liabilities ..............................        26,779         33,305

Non-current deferred income taxes ...............................         3,240          3,240
Long term notes payable .........................................        54,000         22,200

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,304,148
                at September 30, 1998 and 16,197,577 at
                December 31, 1997) ..............................           163            162
Additional paid-in capital ......................................        30,369         29,956
Treasury stock - 502,575 at September 30, 1998 and 300,375 at
         December 31, 1997 ......................................        (4,467)        (1,608)
Retained earnings ...............................................        58,405         41,500
                                                                    -----------    -----------

         Total stockholders' equity .............................        84,470         70,010
                                                                    -----------    -----------

Total liabilities and stockholders' equity ......................   $   168,489    $   128,755
                                                                    ===========    ===========


Note: The consolidated balance sheet at December 31, 1997, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                           Quarter Ended          Nine Months Ended
                                                           September 30,            September 30,
                                                      ----------------------   -----------------------
In Thousands of Dollars, Except Per Share Data          1998         1997         1998         1997
                                                     ----------   ----------   ----------   ----------

   Net sales .....................................   $   69,557   $   70,728   $  196,390   $  192,747
   Cost of goods sold ............................       54,220       55,381      153,144      153,660
                                                     ----------   ----------   ----------   ----------

   Gross profit ..................................       15,337       15,347       43,246       39,087

   Selling, general, and administrative expense ..        4,992        4,487       14,062       12,178
                                                     ----------   ----------   ----------   ----------

   Operating income ..............................       10,345       10,860       29,184       26,909

   Interest expense (net) ........................          589          254        1,109        1,062
                                                     ----------   ----------   ----------   ----------

   Income before income taxes ....................        9,756       10,606       28,075       25,847

   Provision for income taxes ....................        3,854        4,285       11,170       10,210
                                                     ----------   ----------   ----------   ----------

   Net income ....................................   $    5,902   $    6,321   $   16,905   $   15,637
                                                     ==========   ==========   ==========   ==========

   Weighted average common and common
      equivalent shares - basic ..................       15,913       15,840       15,921       15,773
                                                     ==========   ==========   ==========   ==========

   Net income per common and common
      equivalent share - basic ...................   $      .37   $      .40   $     1.06   $      .99
                                                     ==========   ==========   ==========   ==========

   Weighted average common and common
      equivalent shares - diluted ................       16,336       16,615       16,499       16,541
                                                     ==========   ==========   ==========   ==========

   Net income per common and common
      equivalent share - diluted .................   $      .36   $      .38   $     1.02   $      .95
                                                     ==========   ==========   ==========   ==========

   Cash dividends declared per share .............   $       --   $       --   $       --   $       --
                                                     ==========   ==========   ==========   ==========


                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Nine Months Ended
                                                                                   September 30,

In Thousands of Dollars                                                          1998          1997
                                                                              ----------    ----------
OPERATING ACTIVITIES
    Net income ............................................................   $   16,905    $   15,637
    Adjustments to reconcile net income to cash provided by
        (used in) operating activities:
            Depreciation and amortization .................................        4,137         2,955
            Provision for bad debts .......................................          500           341
            Loss on disposal of assets ....................................          (15)           --
            Changes in operating assets and liabilities:
                Accounts receivable .......................................      (16,938)      (20,396)
                Inventory .................................................       (1,328)        2,505
                Accounts payable and accrued liabilities ..................       (9,231)        6,492
                Other assets and liabilities ..............................         (216)          (51)
                Current income taxes payable ..............................        2,705           642
                                                                              ----------    ----------

                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....       (3,481)        8,125
                                                                              ----------    ----------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ............................      (26,179)      (15,141)
    Increase in Long Term Investments .....................................          226           (80)
    Proceeds from Sale of Equipment .......................................           12            16
                                                                              ----------    ----------

        NET CASH US VESTING ACTIVITIES ....................................      (25,941)      (15,205)
                                                                              ----------    ----------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable ...........................       31,800         6,400
    Purchases of Treasury Stock ...........................................       (2,859)          (99)
    Proceeds from issuance of common stock ................................          414           652
                                                                              ----------    ----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES .........................       29,355         6,953
                                                                              ----------    ----------

Net decrease in cash ......................................................          (67)         (127)
Cash at beginning of period ...............................................        1,165         1,261
                                                                              ----------    ----------
Cash at end of period .....................................................   $    1,098    $    1,134
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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:


                                           September 30,    December 31,
                                              1998             1997
                                           ----------       ----------

Raw materials ..........................   $    6,638       $    2,299
Work-in-process ........................        2,992            6,128
Finished goods .........................       18,784           20,818
                                           ----------       ----------

                                               28,414           29,245

Increase to LIFO cost ..................        5,674            2,629

Lower of Cost or Market Adjustment .....       (2,163)          (1,277)
                                           ----------       ----------

                                           $   31,925       $   30,597
                                           ==========       ==========


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


The following table sets forth the computation of basic and diluted earnings per share:


                                                                  Quarter Ended       Quarter Ended
                                                               September 30, 1998   September 30, 1997
                                                               ------------------   ------------------
Numerator:
         Net Income                                            $        5,902,000   $        6,321,000
                                                               ==================   ==================
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                       15,912,527           15,839,893
Effect of dilutive securities:
         Employee stock options                                           423,780              774,713
                                                               ------------------   ------------------
Denominator for diluted earnings per share -
         weighted average shares                                       16,336,307           16,614,606
                                                               ==================   ==================


The following table sets forth the computation of basic and diluted earnings per share:


                                                               Nine Months Ended    Nine Months Ended
                                                               September 30, 1998   September 30, 1997
                                                               ------------------   ------------------
Numerator:
         Net Income                                            $       16,905,000   $       15,637,000
                                                               ==================   ==================
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                       15,920,751           15,773,196
Effect of dilutive securities:
         Employee stock options                                           577,820              768,189
                                                               ------------------   ------------------
Denominator for diluted earnings per share -
         weighted average shares                                       16,498,571           16,541,385
                                                               ==================   ==================

                                                                       FORM 10-Q



NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). This Financing Agreement has been amended four times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 1998, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 1998, the balance outstanding under the Financing Agreement was $54.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         In March 1995, the Board of Directors authorized the Company to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this authorization are made in the open market or through privately negotiated transactions. As of September 30, 1998, the Company had repurchased an aggregate of 502,575 shares of its common stock in the open market at a weighted average price of $8.89 per share. The Financing Agreement, as amended, discussed in note 4 allows the Company to purchase up to 900,000 shares with an aggregate price of these shares not to exceed $11,300,000. The Company purchased 202,200 shares under this authorization during the third quarter of 1998.

NOTE 6 - STOCK DIVIDENDS

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

The per share amounts disclosed in this filing have been restated to reflect each of the foregoing stock dividends.

                                                                       FORM 10-Q



                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.8%, 77.4%, 76.8%, 67.9% and 70.0% of the Company's cost of goods sold during fiscal 1997, 1996, 1995, 1994 and 1993, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and nine month periods ended September 30, 1998 and 1997. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

         Net sales for the third quarter of 1998 amounted to $69.6 million compared with net sales of $70.7 million for the third quarter of 1997. This decrease was due to a decrease in the average sales price per copper pound of the Company's products, offset in part by an increase of 20% in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was due to a decrease of 28% in the average cost of copper from the third quarter of 1997 to the same period in 1998, as well as competitive pricing pressures for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume, as measured in copper pounds, of both the residential and commercial products increased during the third quarter of 1998 compared to the third quarter of 1997. The average sales price per copper pound of product sold was $1.58 in the third quarter of 1998, compared to $1.93 in the third quarter of 1997. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $54.2 million in the third quarter of 1998, compared to $55.4 million in the third quarter of 1997. Copper costs decreased to $35.7 million in the third quarter of 1998 from $44.0 million in the third quarter of 1997. The average cost per copper pound purchased decreased to $.79 in the third quarter of 1998 from $1.09 in the third quarter of 1997. Copper costs as a percentage of net sales decreased to 51.4% in the third quarter of 1998 from 62.3% in the third quarter of 1997. This decrease as a percentage of net sales in the third quarter of 1998 from the comparable quarter in 1997 was due primarily to lower copper cost per pound of product sold, partially offset by a decreased

                                                                       FORM 10-Q



differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the third quarter of 1998 due to a lesser decrease in the average cost per copper pound purchased than in the sales price per copper pound. The decreased differential was a result of competitive pricing conditions. Other raw material costs as a percentage of net sales increased to 13.0% in the third quarter of 1998, compared with 11.2% in the third quarter of 1997. This increase is due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 13.7% in the third quarter of 1998 from 9.0% in the third quarter of 1997. This increase is due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the third quarter of 1998, necessitating a decrease in the LIFO reserve of $995,000 that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the third quarter of 1997, the price of copper decreased from the previous quarter, necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold by $2,956,000. At September 30, 1998, LIFO value exceeded the market value of the inventory by $2,163,000. And an addition to the lower of cost or market reserve in the amount of $886,000 was required. This adjustment decreased the amount of the inventory and increased cost of goods sold. At September 30, 1997, LIFO cost did not exceed the market value of the inventory and no adjustment to lower the cost of inventory to market was necessary. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit remained relatively constant at $15.3 million, or 22.0% of net sales, in the third quarter of 1998 compared to $15.3 million, or 21.7% of net sales, for the third quarter of 1997.

         General and administrative expenses were $1.1 million, or 1.6% of net sales, in the third quarter of 1998 compared to $887,000, or 1.3% of net sales, in the third quarter of 1997. This increase in general and administrative expenses was due to increased expenses related to the Company's increased sales volume. As a percentage of sales, this increase was caused by the increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. The provision for bad debts in the third quarter of 1998 remained relatively unchanged from $125,000 compared to $127,000 in the third quarter of 1997. Selling expenses for the third quarter of 1998 were $3.7 million, or 5.4% of net sales, compared to $3.5 million, or 4.9% of net sales, in the third quarter of 1997. Freight charges per copper pound of product shipped decreased due to the a greater percentage of the Company's sales being shipped to geographic locations closer to the Company's plant in the third quarter of 1998 compared to the same quarter of 1997. This decrease was partially offset by the decrease in the sales price per copper pound sold.

         Net interest expense was $589,000 in the third quarter of 1998 compared to $254,000 in the third quarter of 1997. This increase in interest expense was attributable to larger debt balances during the third

                                                                       FORM 10-Q


quarter of 1998 compared to the same period of 1997. The larger balances were due to capital expenditures and increased working capital. Additionally, some of the interest attributable to construction of the Company's expansion projects was capitalized during the third quarter of 1997 and expensed in the third quarter of 1998 due to the completion of the projects. The amount of interest relating to the construction of these projects in the third quarter of 1997 was $273,000.

         The Company's effective tax rate decreased to 39.5% in the third quarter of 1998. This decrease from 40.4% in the third quarter of 1997 was due to the Company's higher taxable income being taxed at higher marginal rates in the third quarter of 1997. The Company expects its current tax rate to remain relatively constant at 39.5%.

         As a result of the foregoing factors, the Company's net income was $5.9 million in the third quarter of 1998 compared to net income of $6.3 million in the third quarter of 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Net sales for the first nine months of 1998 amounted to $196.4 million compared with net sales of $192.7 million for the first nine months of 1997. This increase was primarily due to an increase in sales volume of 23% offset, in part, by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was due to a decrease of 28% in the average cost of copper from the first nine months of 1997 to the same period in 1998, as well as competitive pricing pressure for the Company's products in the second and third quarters of 1998. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first nine months of 1998 compared to the first nine months of 1997. The average sales price per copper pound of product sold was $1.63 in the first nine months of 1998, compared to $1.97 in the first nine months of 1997. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $153.1 million in the first nine months of 1998, compared to $153.7 million in the first nine months of 1997. Copper costs decreased to $102.9 million in the first nine months of 1998 from $113.8 million in the first nine months of 1997. The average cost per copper pound purchased decreased to $.83 in the first nine months of 1998 from $1.15 in the first nine months of 1997. Copper costs as a percentage of net sales decreased to 52.4% in the first nine months of 1998 from 59.1% in the first nine months of 1997. This decrease as a percentage of net sales in the first nine months of 1998 from the comparable period in 1997 was due primarily to lower copper costs per pound of product sold partially offset by a slightly decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the first nine months of 1998 due to a lesser decrease in the average cost per copper pound purchased than in the sales price per copper pound. The decreased differential was a result of competitive pricing conditions in the second and third quarters of 1998. Other raw material costs as a percentage of net sales increased to 14.4% in the first nine months of 1998, compared with 12.2% in the first nine months of 1997. This increase is due to a decrease in the sales price per copper pound sold, as discussed above, which more than offset the slight decrease in raw materials per pound of copper sold. Depreciation, labor and overhead costs as a percentage of net sales increased to 12.2% in the first nine months of 1998 compared to 8.5% in the first nine months of 1997. This increase is due to an increase

                                                                       FORM 10-Q



in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the first nine months of 1998, necessitating a decrease in the LIFO reserve of $3.0 million that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the first nine months of 1997, the price of copper decreased slightly, necessitating a decrease in the LIFO reserve of $122,000 that resulted in an increase to the inventory value and a decrease in cost of goods sold. At September 30, 1998, LIFO value exceeded the market value of the inventory by $2,163,000 and an addition to the lower of cost or market reserve in the amount of $886,000 was required. This adjustment decreased the amount of the inventory and increased cost of goods sold. At September 30, 1997, LIFO cost did not exceed the market value of the inventory and no adjustment to lower the cost of inventory to market was necessary. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory is reduced in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Gross profit increased to $43.2 million, or 22.0% of net sales, for the first nine months of 1998 from $39.0 million, or 20.3% of net sales, for the first nine months of 1997. The increase in gross profit as a percentage of net sales was due primarily to larger unit volume in the first nine months of 1998 compared to the first nine months of 1997 which was partially offset by competitive pricing for the Company's products in the second and third quarter of 1998 as discussed above.

         General and administrative expenses increased to $3.2 million, or 1.6% of net sales, in the first nine months of 1998 compared to $2.5 million, or 1.3% of net sales, in the first nine months of 1997. This increase in general and administrative expenses was due to increased expenses related to the Company's increased sales volume. As a percentage of sales, this increase was caused by the increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. The provision for bad debts in the first nine months of 1998 increased to $500,000 compared to $341,000 in the first nine months of 1997. This increase was due to a larger accounts receivable balance at September 30, 1998 than September 30, 1997. Selling expenses for the first nine months of 1998 were $10.4 million, or 5.3% of net sales, compared to $9.3 million, or 4.8% of net sales, in the first nine months of 1997. Freight charges per copper pound of product shipped decreased due to the a greater percentage of the Company's sales being shipped to geographic locations closer to the Company's plant in the first nine months of 1998 compared to the same period of 1997. This decrease was offset by the decrease in the sales price per copper pound sold.

         Net interest expense remained relatively constant at $1.1 million in the first nine months of 1998 compared to the first nine months of 1997. Despite interest expense remaining relatively constant, the Company had a higher average debt balance outstanding during the first nine months of 1998 than the comparable period in 1997. However, the amount of interest relating to the construction of the Company's expansion products in 1998 exceeded the amount capitalized in 1997. The increase in average debt outstanding was the result of capital expenditures and additional working capital. The decreased cost of copper in the first nine months of 1998 compared to the same period in 1997 decreased the amount

                                                                       FORM 10-Q



of working capital necessary for inventory, but this was partially offset by increased quantities of inventory and an increased accounts receivable balance in 1998.

         The Company's effective tax rate increased to 39.8% in the first nine months of 1998 compared to 39.5% in the first nine months of 1997. This increase was due to the accrual for a non deductible penalty in the first nine months of 1998 (See Part II - Item 1. Legal Proceedings). Without the accrual of this amount, the Company's effective tax rate would have been 39.5%.

         As a result of the foregoing factors, the Company's net income increased to $16.9 million in the first nine months of 1998 from $15.6 million in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides most of its customers payment terms that exceed terms that it receives from its suppliers. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). This Financing Agreement has been amended four times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 1998, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 1998, the balance outstanding under the Financing Agreement was $54.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         In March 1995, the Board of Directors authorized the Company to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization are made in the open market or through privately negotiated transactions. As of September 30, 1998, the Company had repurchased an aggregate of 502,575 shares of its common stock in the open market at a weighted average price of $8.89 per share. The Financing Agreement, as amended, discussed above allows the Company to purchase up to 900,000 shares with an aggregate price of these shares not to exceed $11,300,000. The Company purchased 202,200 shares under this authorization during the third quarter of 1998.

                                                                       FORM 10-Q



         Cash used by operations was $3.5 million in the first nine months of 1998 compared to cash provided by operations of $8.1 million in the first nine months of 1997. This decrease in cash provided by operations is primarily the result of an increase in inventories during the first nine months of 1998 compared to a decrease in inventories during the same period of 1997. Additionally, accounts payable and accrued liabilities decreased during the first nine months of 1998 compared to an increase in the first nine months of 1997. Cash used in investing activities increased from $15.2 million in the first nine months of 1997 to $25.9 million in the first nine months of 1998. These funds were used primarily to increase the Company's production capacity, purchase land adjacent to its production facility and construct the Company's copper rod fabrication facility and finished goods distribution facility. The cash provided by financing activities in the first nine months of 1997 and 1998 was due primarily to borrowings, offset by $2.9 million used to purchase common stock as discussed above.

         During the remainder of 1998, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company is in the process of constructing and equipping a facility to manufacture polyvinyl chloride ("PVC"). The Company currently purchases PVC for insulating its wire products. The total capital expenditures associated with the completion of this facility and the additional manufacturing equipment are estimated to be approximately $8.0 million. The Company anticipates its working capital requirements will continue to increase during 1998 as a result of expected continued increases in sales. The Company believes that the cash flow from operations and cash available pursuant to the Financing Agreement will satisfy working capital needs and capital expenditure requirements for the next twelve months.

IMPACT OF YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities.

         The Company has completed its initial review of the impact of the year 2000 issue on the Company's information systems and support systems, including hardware and software used in the manufacture and distribution of its products. Based on the Company's initial inventory and assessment of its systems, the Company does not believe that any modifications to or replacement of its information technology or other systems are necessary as a result of the year 2000 problem.

         The Company has not initiated formal communications with its significant third party suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to correct their own year 2000 issues. The Company intends to initiate such communications in the fourth quarter of 1998 and to complete the process in the Spring of 1999. The Company believes its significant trading partners have addressed year 2000 issues, but their failure to do so could have a material adverse effect on the Company's operations.

         A contingency plan has not been developed for dealing with the most reasonably likely year 2000 worst case scenario, and such scenario has not been clearly identified. The Company intends to review in the Spring of 1999 the extent to which contingency plans may be required for any third parties who fail to achieve year 2000 compliance. The Company currently plans to complete such analysis and any necessary contingency planning by December 31, 1999.

                                                                       FORM 10-Q



         The Company believes that the cost of its year 2000 identification, assessment, remediation and testing efforts, will not exceed $100,000, and to date the Company has incurred costs significantly less than that amount in connection with such efforts. The costs and timing of such efforts by the Company are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to availability of key year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen year 2000 complications.

         While the Company believes its efforts to address the year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failure by the Company, its customers or vendors to resolve adequately the year 2000 problem on a timely basis could, in a most reasonably likely worst case scenario, limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with infrastructure failures.

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

                                                                       FORM 10-Q





                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         On August 20, 1997, the Company was inspected by the U.S. Environmental Protection Agency (the "EPA") to determine the Company's compliance with the requirements of the Emergency Planning and Community Right-to-Know Act provisions ("EPCRA") of the Comprehensive Environmental Response, Compensation and Liability Act, as amended. In general, EPCRA requires private businesses to maintain and file with the government specified documents concerning the on-site recycling and off-site management of a defined group of chemicals, including metal compounds. The Company was required to provide the EPA by September 12, 1997 with information concerning its processing of copper, lead compounds, antimony compounds and methyl ethyl ketone for calendar years 1994 and 1995. This information was researched by the Company and the required documents were timely filed with the EPA.

         In a separate matter, by letter dated February 17, 1998, the Company was issued "Findings of Violation and Order for Compliance" by the EPA. In this document, the EPA alleged that the Company had failed to obtain a federal storm water discharge permit pursuant to the Clean Water Act ("CA") for its past and current operations in McKinney, Texas and to otherwise meet the terms of this permitting program. The Company was ordered timely to (1) apply for a federal storm water discharge permit, (2) prepare and submit a Storm Water Pollution Prevention Plan and (3) prepare and file a report with the EPA describing actions the Company has taken or would take to correct alleged violations. On March 6, 1998, the Company applied for a federal storm water discharge permit and on March 23, 1998, the Company filed the Storm Water Pollution Prevention Plan and the written report required by the "Findings of Violation and Order for Compliance" with the EPA.

         In addition, the "Findings of Violation and Order for Compliance" offered the Company the opportunity to contact the EPA to schedule a show cause hearing to demonstrate to the EPA why it should not take further enforcement action against the Company relating to the matters stated in this document. The Company requested a show cause hearing, and it was held on April 13, 1998.

         On April 17, 1998, the Company was issued a consolidated "Complaint and Notice of Opportunity for Hearing" by the EPA (the "1998 Complaint"). In the 1998 Complaint, the EPA proposed a civil penalty of $151,000 for seven alleged violations of EPCRA's reporting requirements and a civil penalty of $27,500 for the alleged failure to have a federal storm water discharge permit. In accordance with the EPA's Rule of Practice, the Company filed an Answer to the Complaint and requested an informal settlement conference and a hearing on all matters alleged by the EPA. The Company is vigorously defending itself in this matter.

                                                                       FORM 10-Q




                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Third Amendment to Second Amended and Restated Financing Agreement dated as of August 28, 1998 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas.

                  10.2 Fourth Amendment to Second Amended and Restated Financing Agreement dated as of October 28, 1998 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas.

                  27       Financial Data Schedule

         (b) No reports on form 8-K were filed by the Company during the three months ended September 30, 1998.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENCORE WIRE CORPORATION
                              -------------------------------------------------
                                                (Registrant)


Date: November 12, 1998                      /s/ VINCENT A. REGO
                              -------------------------------------------------
                                       Vincent A. Rego, President and
                                           Chief Executive Officer


Date: November 12, 1998                      /s/ DANIEL L. JONES
                              -------------------------------------------------
                                         Daniel L. Jones, President


Date: November 12, 1998                      /s/ SCOTT D. WEAVER
                              -------------------------------------------------
                                 Scott D. Weaver, Vice President - Finance,
                                           Treasurer and Secretary
                                        (Principal Financial Officer)

                                                                       FORM 10-Q



                                INDEX TO EXHIBITS



                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number                               Exhibit                                                 Page
------                               -------                                                 ----

10.1     Third Amendment to Second Amended and Restated Financing Agreement
         dated as of August 28, 1998 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Comerica Bank - Texas............................      21

10.2     Fourth Amendment to Second Amended and Restated Financing Agreement
         dated as of October 28, 1998 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Comerica Bank - Texas............................      22

10.3     $50,000,0.0 Revolving Note to NationsBank of Texas, N.A. .......................      23

10.4     $15,000,0.0 Revolving Note to Comerica Bank - Texas.............................      24

27       Financial Data Schedule