Form 10-K405
period 1998-12-31
ENCORE WIRE CORP /DE/
filed 1999-03-26
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

           For the transition period from ____________ to ___________

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
        Yes [X]      No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
        Yes [X]      No   [ ]

Aggregate market value of Common Stock held by nonaffiliates as of March 10, 1999: $ 103,097,107


Number of shares of Common Stock outstanding as of March 10, 1999: 15,628,222

                      DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 1999 annual meeting of stockholders --
             Part III

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.........................................................................................................1
      ITEM 1.  BUSINESS........................................................................................1
               General.........................................................................................1
               Recent Events...................................................................................1
               Strategy........................................................................................1
               Products........................................................................................2
               Manufacturing...................................................................................2
               Customers.......................................................................................3
               Marketing and Distribution......................................................................3
               Employees.......................................................................................4
               Raw Materials...................................................................................4
               Competition.....................................................................................4
               Patent Matters..................................................................................5
      ITEM 2.  PROPERTIES......................................................................................5
      ITEM 3.  LEGAL PROCEEDINGS...............................................................................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................5
               EXECUTIVE OFFICER OF THE COMPANY................................................................6

PART II........................................................................................................7
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................7
      ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................................................8
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........9
               General.........................................................................................9
               Results of Operations...........................................................................9
               Liquidity and Capital Resources................................................................12
               Impact of Year 2000............................................................................13
               Information Regarding Forward Looking Statements...............................................14
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................14
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................14

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........26

PART III......................................................................................................26
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................................................26
      ITEM 11. EXECUTIVE COMPENSATION.........................................................................26
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................26
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........................................26

PART IV.......................................................................................................26
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.....................................................................................26

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Encore Wire Corporation is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, as well as building wire for electrical distribution in commercial and industrial buildings. Based upon the latest available U.S. Department of Commerce data, the Company's share of the market for residential wire was approximately 15% in 1997. Based on the same information, the Company's share of the market for the commercial wire that it manufactures was approximately 8% in 1997.

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

RECENT EVENTS

         The Company recently completed the construction of its copper rod fabrication facility and production from this facility began in June 1998. Additionally, the Company anticipates completing a new facility to manufacture polyvinyl chloride ("PVC") in the first quarter of 1999. Both facilities are located adjacent to the Company's existing plant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Prior to completion of the new copper rod fabrication facility, the Company used copper rod purchased from others to manufacture its wire and cable products. Following completion of the new facility, the Company continued to purchase significant amounts of copper rod from others pursuant to existing annual purchase commitments. In 1999, the Company anticipates that the new copper rod fabrication facility will manufacture the majority of its copper rod requirements. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operation and copper scrap purchased from others.

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

PRODUCTS

         Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Its commercial product line consists primarily of THHN, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 100 and 150 stock keeping units (SKUs) of residential wire and between 600 and 800 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

MANUFACTURING

         The efficiency of Encore's highly automated manufacturing facility is a key element of its low-cost production capability. Encore's residential wire manufacturing lines have been integrated so that handling of product is substantially reduced. At the few points remaining where handling between manufacturing steps is necessary the Company has, for the most part, replaced reels with large baskets, each capable of handling approximately four times the capacity of a reel. Encore's commercial wire plant is designed to reduce product handling by integrating steps within production stages and, again, by using baskets instead of reels where feasible.

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

CUSTOMERS

         Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company now sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the June 1998 issue of Electrical Wholesaling magazine. No customer accounted for more than eight percent of net sales in 1998.

         Encore believes that the speed and completeness with which it fills customers' orders are crucial to its ability to expand the market share for its products. The Company also believes that, in order to reduce costs, many customers no longer maintain their own substantial warehouse inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers' prompt delivery requirements.

MARKETING AND DISTRIBUTION

         Encore markets its products throughout the United States primarily through manufacturers' representatives and, to a lesser extent, through its own direct marketing efforts.

         Encore maintains most of its product inventory at its plant in McKinney, Texas. At December 31, 1998, it held approximately 84% of its finished goods inventory at that location. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at the warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 1998, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Norcross, Georgia; Orlando, Florida; Pittsburgh, Pennsylvania; and San Francisco, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

         Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

         The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The Company determines customers' credit limits. The Company's bad debt experience was .35%, .05% and .09% of net sales in 1998, 1997 and 1996, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

EMPLOYEES

         Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant's operating efficiency. The Company attributes the motivation of these employees largely to the fact that a significant portion of their compensation can be incentive pay tied to productivity and quality standards. The Company believes that its incentive program focuses its employees on maintaining product quality.

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

         As of December 31, 1998, Encore had 427 employees, of whom 360 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

         The principal raw materials used by Encore in manufacturing its products are copper cathode, copper rod, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper rod requirements are purchased primarily from three major producers at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. Upon completion of the Company's PVC manufacturing facility, the Company will purchase the raw materials necessary to manufacture various PVC thermoplastic compounds.

COMPETITION

         The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, which have substantially greater resources than the Company and offer more complete lines of electrical wire and cable products. The Company's competitors include Southwire Corporation, Essex International Inc. (recently acquired by Superior Telecom, Inc.) and General Cable Corporation. These competitors are vertically integrated insofar as they possess rod fabrication facilities and plastic compounding operations.

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

ITEM 2.   PROPERTIES

         Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company's facilities are located on a combined site of approximately one hundred acres and consist of buildings containing approximately 745,000 square feet of floor space, of which approximately 24,000 square feet are used for office space and 721,000 square feet are used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company's existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

ITEM 3.   LEGAL PROCEEDINGS

         In fiscal year 1998, a suit was filed against the Company as a result of an accident that occurred on the Company's premises. Subsequently, the Company has entered into a settlement agreement with the plaintiffs. All financial terms of the agreement are fully covered by the Company's insurance carrier. Therefore, the resolution of this matter will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company

         There are no other material legal proceedings pending or threatened to which the Company is a party or of which any of the Company's property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Encore's executive officers including their respective ages at March 19, 1999 is set forth below.


Name                                Age                 Position with Company
----                                ---                 ---------------------
Vincent A. Rego                     75                  Chairman of the Board of Directors,
                                                        Chief Executive Officer
Donald E. Courtney                  61                  Vice Chairman of the Board of
                                                        Directors
Daniel L. Jones                     35                  President, Chief Operating Officer,
                                                        Member of the Board of Directors
David K. Smith                      39                  Vice President-- Operations

Scott D. Weaver                     40                  Vice President-- Finance, Treasurer
                                                         and Secretary
Shirley A. Wright                   57                  Vice President-- Credit and
                                                         Assistant Secretary


         Mr. Rego has been Chairman of the Board of Directors of Encore since 1989. In October 1997, Mr. Rego was named President and Chief Executive Officer. He served as President until May 1998. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Directors of Capital Wire and Cable Corporation ("Capital Wire"), which was purchased by General Cable Corporation in 1988. Prior thereto, Mr. Rego was associated with predecessors of Capital Wire in various executive capacities.

         Mr. Courtney was elected Vice Chairman of the Board of Directors in May 1998. Mr. Courtney has served as President and Chairman of the Board of Directors of Investech, Ltd., a private importing firm. Mr. Courtney served as President and Chairman of the Board of Directors of S.O. I. Industries, Inc. from 1982 until 1994. During such period, he was also Chairman of the Board of Directors of two subsidiaries of S.O.I Industries, Inc. Magnatech Corporation, which is engaged in videotape duplication, and Tempo Lighting, Inc., which manufactures residential lighting. Mr. Courtney retired and resigned from these positions in June 1994. Mr. Courtney was re-elected to the Board of Directors of Tempo Lighting and is also a director of F.O.M. Corporation, a manufacturer of floor cleaning equipment.

         Mr. Jones was Vice President -- Sales and Marketing of Encore from 1992 to May 1997. In May 1997, Mr. Jones was named Executive Vice President of the Company, in October 1997, he was named Chief Operating Officer and, in May 1998, he was named President of the Company. He also serves as a member of the Board of Directors. From 1985 to 1988, Mr. Jones attended college while working on a part time basis for Capital Wire.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted in the NASDAQ Stock Market's National Market under the symbol "WIRE."

The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the NASDAQ Stock Market's National Market for the periods indicated. The reported prices have been adjusted to reflect two 3-for-2 splits of the Common Stock effective August 18, 1997 and June 15, 1998.




                                                                                    HIGH        LOW
                                                                                    ----        ---
1998

  First Quarter .....................................................               22          16 11/16
  Second Quarter.....................................................               27 5/16     13 5/ 8
  Third Quarter......................................................               20 1/ 2     9  1/ 4
  Fourth Quarter.....................................................               16 1/ 2     6  3/ 4



1997

  First Quarter......................................................               10 9/16     7  9/16
  Second Quarter.....................................................               13 3/4      8  1/16
  Third Quarter......................................................               23 3/8      13 1/16
  Fourth Quarter.....................................................               25 5/8      15


         On March 10, 1999, the last reported sale price of the Common Stock was $9.50 per share. As of March 10, 1999, there were 135 record holders of the Common Stock. The Company estimates that there were approximately 3,000 beneficial holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1998          1997          1996          1995          1994
                                           ---------     ---------     ---------     ---------     ---------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Net sales .............................    $ 244,044     $ 254,640     $ 179,132     $ 151,308     $ 122,698

Cost of goods sold ....................      195,060       201,323       153,448       140,323       102,220
                                           ---------     ---------     ---------     ---------     ---------
  Gross profit ........................       48,984        53,317        25,684        10,985        20,478

Selling, general and administrative
  Expenses ............................       18,083        16,236        12,413        10,255         9,089
                                           ---------     ---------     ---------     ---------     ---------
Operating income ......................       30,901        37,081        13,271           730        11,389

Other income (expense):

  Interest and other income ...........          145           142            92           108            55
  Interest expense ....................       (1,876)       (1,367)       (1,722)       (1,724)         (598)
                                           ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes .....       29,170        35,856        11,641          (886)       10,846

Income tax (benefit) expense ..........       11,602        14,163         4,482          (341)        4,176
                                           ---------     ---------     ---------     ---------     ---------

Net income (loss) .....................    $  17,568     $  21,693     $   7,159     $    (545)    $   6,670
                                           =========     =========     =========     =========     =========

Net income (loss) per common and common
  equivalent share ....................    $    1.07     $    1.32     $    0.45     $   (0.03)    $    0.43
                                           =========     =========     =========     =========     =========

Weighted average common and common
  equivalent shares - diluted .........       16,388        16,482        15,867        15,900        15,377


                                                                 DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1998          1997          1996          1995          1994
                                           ---------     ---------     ---------     ---------     ---------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:

  Working capital .....................    $  52,825     $  43,710     $  39,137     $  35,560     $  32,159

  Total assets ........................      156,948       128,755        91,068        84,655        75,094

  Long-term debt, net of
    current portion ...................       44,000        22,200        18,500        23,000        16,900

  Stockholders' equity ................       83,655        70,010        46,899        40,377        41,562

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper rod, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 66.2%, 73.8%, 77.4%, 76.8% and 67.9% of the Company's cost of goods sold during fiscal 1998, 1997, 1996, 1995 and 1994, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

         The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.



                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                             1998         1997         1996
                                                             -----        -----        -----
Net sales .............................................      100.0%       100.0%       100.0%
Cost of goods sold:
    Copper ............................................       52.9         58.4         66.3
    Other raw materials ...............................       14.3         12.3         13.6
    Depreciation ......................................        2.3          1.5          1.8
    Labor and overhead ................................       11.5          7.5          7.3
    LIFO adjustment ...................................       (1.6)        (1.1)        (3.3)
    Lower of cost or market adjustment ................        0.6          0.5          0.0
                                                             -----        -----        -----
                                                              80.0         79.1         85.7
                                                             -----        -----        -----
Gross profit ..........................................       20.0         20.9         14.3
Selling, general and administrative expenses ..........        7.4          6.3          6.9
                                                             -----        -----        -----
Operating income ......................................       12.6         14.6          7.4
Interest expense, net .................................        0.7          0.5          0.9

Income before income taxes ............................       11.9         14.1          6.5
Income tax expense ....................................        4.7          5.6          2.5
                                                             -----        -----        -----
Net income ............................................        7.2%         8.5%         4.0%
                                                             =====        =====        =====


         The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 1998, 1997 and 1996. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

         Net sales were $244.0 million in 1998, compared to $254.6 million in 1997 and $179.1 million in 1996. The decrease in 1998 from 1997, which was partially offset by a 16% increase in sales volume, was due primarily to a 26% decrease in the average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. The increase from 1996 to 1997 was due primarily to a 31% increase in sales volume combined with an increase in the average cost of copper, which resulted in an increase in the average sales price per copper pound of the Company's products. Sales volume increases in 1997 were due to several factors, including increases in customer acceptance and product availability. In 1998, the Company continued to expand sales to some existing customers and increased the number of customers to which it sold its products. The Company currently sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the June 1998 issue of Electrical Wholesaling magazine. The average sales price per copper pound of product sold was $1.60 in 1998 compared to $1.93 in 1997 and $1.79 in 1996. The changes each year are primarily a result of changing price competition and changing copper raw material prices. The average price per copper pound paid by the Company in 1998, 1997 and 1996 was $.81, $1.09 and $1.12, respectively.

         Cost of goods sold was $195.0 million in 1998, compared to $201.3 million in 1997 and $153.4 million in 1996. Copper costs, which had increased to $148.6 million in 1997 from $118.7 million in 1996 decreased to $129.3 million in 1998. The average cost per copper pound purchased was $.81 in 1998, $1.09 in 1997 and $1.12 in 1996. Copper costs as a percentage of net sales decreased to 52.9% in 1998 from 58.4% in 1997 and 66.3% in 1996. The decrease as a percentage of net sales was due primarily to an increasing differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound sold. This differential decreased slightly in 1998 compared to 1997. However, the percentage decreased due to a smaller percentage decrease in the sales price per copper pound compared to the percentage decrease of the Company's average cost of copper. This differential decreased in 1998 primarily due to competitive pricing for the Company's products. It increased during 1997 primarily because of improved pricing for the Company's products during that year. Other raw material costs as a percentage of net sales were 14.3%, 12.3% and 13.6% in 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was due primarily to the Company's sales price per copper pound sold increasing (as discussed above) while the cost of other raw materials per pound of copper sold remained relatively constant. The decrease from 1996 to 1997 was due primarily to the Company's sales price per copper pound sold increasing (as discussed above) while the cost of other raw materials per pound of copper sold decreased slightly. This decrease was primarily caused by increased sales of the Company's commercial wire product line in 1997 as a percentage of total sales compared to 1996, which product line, as compared to residential wire, requires fewer raw materials (other than copper). Depreciation, labor and overhead costs as a percentage of net sales were 13.8% in 1998, compared to 9.0% in 1997 and 9.1% in 1996. These increases in 1998, 1997 and 1996 were due primarily to expenses relating to increasing the Company's production capacity and vertical integration projects (copper rod fabrication facility and PVC manufacturing facility). Additionally, these expense items increased in 1998, as a percentage of sales, due to a decrease in the sales price per copper pound sold (as discussed above) in 1998 combined with an increase in the overhead and depreciation per copper pound sold.

         Inventories are stated at the lower of cost, using the last in, first out (LIFO) method, or market. The Company changed its method of accounting for inventories to the LIFO method on January 1, 1992. The Company believes that the LIFO method more fairly presents its results of operations by matching current costs with current revenues. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the cost of copper during 1996, the value of all inventory at December 31, 1996 using the LIFO method was less than its FIFO value by approximately $122,000, resulting in a corresponding decrease in the cost of goods sold of $6,025,000, including the partial reversal of the $6,147,000 difference at December 31, 1995. At December 31, 1996, LIFO value did not exceed the market value of the inventory, therefore, no lower of cost or market adjustment was necessary. As a result of further decreases in the cost of copper during 1997 (specifically at the end of 1997), the value of all inventory at December 31, 1997 using the LIFO method was greater than its FIFO value by approximately $2,629,000, resulting in a corresponding decrease in the cost of goods sold of $2,751,000, including the reversal of the $122,000 difference at December 31, 1996. At December 31, 1997, LIFO value exceeded the market value of the inventory by $1,278,000, thereby necessitating a $1,278,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $1,473,000. As a result of further decreases in the cost of copper during 1998, the value of all inventory at December 31, 1998 using the LIFO method was greater than its FIFO value by approximately $6,637,000, resulting in a corresponding decrease in the cost of goods sold of $4,008,000. At December 31, 1998, LIFO value exceeded the market value of the inventory by $2,625,000, thereby necessitating an additional $1,347,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $2,661,000. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

         Gross profit decreased to $48.9 million, or 20.0% of net sales, in 1998 from $53.3 million, or 20.9% of net sales, in 1997 and $25.7 million, or 14.3% of net sales, in 1996. The changes in gross profit were due to the factors discussed above.

         General and administrative expenses were $5.0 million in 1998, $3.8 million in 1997 and $2.9 million in 1996. As a percentage of net sales, general and administrative expenses were 2.0% in 1998, 1.5% in 1997 and 1.6% in 1996. In 1998, general and administrative costs increased due to increased costs relating to higher sales volumes. These higher costs increased as a percentage of sales due to a lower sales price per copper pound as discussed above. Selling expenses, which include freight and sales commissions, were $13.0 million in 1998, $12.4 million in 1997 and $9.5 million in 1996. As a percentage of net sales, selling expenses were 5.3% in 1998, 4.9% in 1997 and 5.3% in 1996. The changes in these items, as a percentage of sales, is due primarily to freight charges remaining relatively constant per copper pound of product shipped while the sales price per copper pound sold decreased from 1997 to 1998 and increased from 1996 to 1997.

         Interest expense increased to $1,876,000 in 1998 from $1,367,000 in 1997, which decreased from $1,722,000 in 1996. The increase in 1998 was due primarily to the increase in debt relating to capital expenditures during 1998 including the construction of the Company's copper rod fabrication facility and PVC manufacturing facility. Additionally, the Company repurchased treasury stock during 1998, using debt to finance the acquisition. The decrease in 1997 was due primarily to the capitalization of $374,000 of interest expense relating to the construction of the Company's copper rod fabrication facility and distribution center. Without this capitalization of interest, the interest expense incurred by the Company in 1997 would have been relatively constant with the interest expense incurred in 1996.

         The Company's effective tax rate remained constant in 1998 at 39.5%. It increased in 1997 to 39.5% due to the Company's increased net income, which placed the Company in a higher statutory tax bracket.

         As a result of the foregoing factors, the Company's net income was $17.6 million in 1998, $21.7 million in 1997 and $7.1 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash flow activities.



                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1997          1996          1995
                                                           ---------     ---------     ---------
                                                                      (In thousands)
Net income ............................................    $  17,567     $  21,693     $   7,159

Adjustments to reconcile net income to net
 Cash provided by (used in) operating
 Activities:
    Depreciation and amortization .....................        5,937         4,060         3,396
    Other non-cash items ..............................        2,760           469         1,192
    Increase in accounts receivable,
     Inventory and other assets .......................       (2,226)      (14,709)       (6,928)
    Increase in trade accounts payable,
     Accrued liabilities and other liabilities ........       (8,580)       10,225         3,428
                                                           ---------     ---------     ---------
Net cash provided by operating
 Activities ...........................................       15,458        21,738         8,247

Investing activities:
    Purchases of property, plant and
    Equipment (net) ...................................      (33,068)      (26,952)       (2,840)

Financing activities:
    Increase (decrease) in indebtedness, net ..........       21,800         3,700        (4,500)
    Issuances of common stock .........................          635         1,517            34
    Purchase of treasury stock ........................       (4,558)          (99)         (671)
                                                           ---------     ---------     ---------
Net cash (used in) provided by
 financing activities .................................       17,877         5,118        (5,137)
                                                           ---------     ---------     ---------
Net increase (decrease) in cash .......................    $     267     $     (96)    $     270
                                                           ---------     ---------     ---------

         The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement has been amended four times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 1998, as computed under the Financing Agreement, was $53.3 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of December 31, 1998. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At December 31, 1998, the balance outstanding under the Financing Agreement was $44.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         In March 1995, the Board of Directors authorized the Company to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization are made in the open market or through privately negotiated transactions. As of December 31, 1998, the Company had repurchased an aggregate of 702,575 shares of its common stock in the open market at a weighted average price of $8.77 per share. The Financing Agreement allows the Company to purchase up to 900,000 shares with an aggregate price of these shares not to exceed $11,300,000. The Company purchased 402,200 shares under this authorization during 1998.

         Cash provided by operations decreased to $15.5 million in 1998 from $21.7 million 1997 compared to $8.2 million in 1996. The changes from 1996 to 1998 were due primarily to changes in the Company's net income. Cash used in investing activities increased to $33.1 million in 1998 from $26.9 million in 1997 and $2.8 million in 1996. These funds were used primarily to increase the Company's production capacity, including the construction of the Company's new copper rod fabrication facility, PVC manufacturing facility and distribution center. The cash used in/provided by financing activities was primarily due to increases and decreases in the amount of indebtedness provided by additional borrowings and repayments on the Company's loan facility. Cash used in/provided by financing activities was reduced by $4.6 million in 1998, $99,000 in 1997 and $671,000 in 1996, as a result of the purchase of treasury stock. Cash used in/provided by financing activities increased by $635,000 in 1998, $1.5 million in 1997 and $33,000 in 1996 as the result of the issuance of common stock.

         During 1999, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete its PVC manufacturing facility. See "Item 1. Business." The total capital expenditures associated with the PVC manufacturing facility completion and the additional manufacturing equipment are estimated not to exceed $7.5 million. The Company also expects its working capital requirements to increase during 1999 as a result of continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks will satisfy working capital and capital expenditure requirements for the next twelve months.


IMPACT OF YEAR 2000

         The year 2000 issue is the result of computer programs being written to use two digits rather than four digits to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities.

         The Company has completed its initial review of the impact of the year 2000 issue on the Company's information systems and support systems, including hardware and software used in the manufacture and distribution of its products. Based on the Company's initial inventory and assessment of its systems, the Company does not believe that any modifications to or replacement of its information technology or other systems are necessary as a result of the year 2000 problem. Unrelated to any potential year 2000 issues, the Company is in the process of replacing its financial accounting software, and the Company expects the new system to be operational by year-end and to be fully Year 2000 compliant.

         The Company has not initiated formal communications with some of its significant third party suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to correct their own year 2000 issues. The Company intends to continue such communications in 1999. The Company does not participate in any electronic data interchange with any of its principal vendors and only participates with a limited number of customers. As a result, the Company's vulnerability to Year 2000 failures should be limited. The Company believes its significant trading partners have addressed year 2000 issues, but their failure to do so could have a material adverse effect on the Company's operations.

         A contingency plan has not been developed for dealing with the most reasonably likely year 2000 worst case scenario, and such scenario has not been clearly identified. The Company intends to review in the Spring of 1999 the extent to which contingency plans may be required for any third parties that fail to achieve year 2000 compliance. The Company currently plans to complete such analysis and implement any necessary contingency plans by December 31, 1999.

         The Company believes that the cost of its year 2000 identification, assessment, remediation and testing efforts, will not exceed $100,000, and, to date, the Company has incurred costs significantly less than that amount in connection with such efforts. The costs and timing of such efforts by the Company are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to availability of key year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen year 2000 complications.

         While the Company believes its efforts to address the year 2000 issue will allow the Company to successfully avoid any material adverse effect on the Company's operations or financial condition, it recognizes that failure by the Company, its customers or vendors to resolve adequately the year 2000 problem on a timely basis could, in a most reasonably likely worst case scenario, limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with infrastructure failures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in metal futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. However, the Company is generally exposed to commodity price and interest rate risks.

         The Company purchases copper cathode and copper rod primarily from three major producers at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company's financial results.

         Interest rate risk is attributable to the Company's long-term debt. In June 1997, the Company completed an unsecured loan facility with a group of banks. The amounts outstanding under the Financing Agreement are payable on May 31, 2001, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election. At December 31, 1998, the balance outstanding under the Financing Agreement was $44.0 million, and the average interest rate paid under the facility was 6.365%. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

         For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
ENCORE WIRE CORPORATION

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP

January 22, 1999
Dallas, Texas

                            ENCORE WIRE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31
                                                                                         1998               1997
                                                                                    --------------     --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    1,431,536     $    1,164,676
   Accounts receivable, net of allowance for losses of $500,000 and
     $675,000 in 1998 and 1997, respectively                                            37,945,765         44,302,107
   Inventories (Note 2)                                                                 37,859,917         30,596,731
   Prepaid expenses and other                                                              246,899            158,903
   Current taxes receivable                                                                581,783               --
   Deferred income taxes (Note 5)                                                             --              793,000
                                                                                    --------------     --------------
Total current assets                                                                    78,065,900         77,015,417

Property, plant, and equipment - at cost:
   Land                                                                                  3,568,329          1,747,308
   Construction-in-progress                                                             12,296,115         19,257,517
   Buildings and improvements                                                           25,363,242          8,793,423
   Machinery and equipment                                                              56,873,800         35,497,584
   Furniture and fixtures                                                                1,212,235            829,340
                                                                                    --------------     --------------
                                                                                        99,313,721         66,125,172

   Accumulated depreciation and amortization                                           (20,653,774)       (14,796,683)
                                                                                    --------------     --------------
                                                                                        78,659,947         51,328,489

Other assets                                                                               222,535            411,095
                                                                                    --------------     --------------
Total assets                                                                        $  156,948,382     $  128,755,001
                                                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                           $   16,847,937     $   22,716,079
   Accrued liabilities (Note 3)                                                          7,876,908          8,911,608
   Current income taxes payable                                                               --            1,677,402
   Current deferred income taxes (Note 5)                                                  516,000               --
                                                                                    --------------     --------------
Total current liabilities                                                               25,240,845         33,305,089

Noncurrent deferred income taxes (Note 5)                                                4,052,934          3,239,844
Long-term note payable (Note 4)                                                         44,000,000         22,200,000

Stockholders' equity (Note 4 and 6):
Convertible preferred stock, $.01 par
   value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 16,304,129 in 1998 and
       10,798,385 in 1997                                                                  163,041            107,983
   Additional paid-in capital                                                           30,591,061         30,010,051
   Treasury Stock, at cost - 702,575 in 1998 and 300,375 in 1997                        (6,166,525)        (1,608,390)
   Retained earnings                                                                    59,067,026         41,500,424
                                                                                    --------------     --------------
Total stockholders' equity                                                              83,654,603         70,010,068
                                                                                    --------------     --------------
Total liabilities and stockholders' equity                                          $  156,948,382     $  128,755,001
                                                                                    ==============     ==============


See accompanying notes.

                            ENCORE WIRE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEAR ENDED DECEMBER 31
                                                          1998              1997             1996
                                                     -------------     -------------     -------------
Net sales                                            $ 244,044,135     $ 254,639,993     $ 179,131,812
Cost of goods sold                                     195,059,722       201,323,137       153,448,265
                                                     -------------     -------------     -------------
Gross profit                                            48,984,413        53,316,856        25,683,547

Selling, general, and administrative expenses           18,083,414        16,235,787        12,412,537
                                                     -------------     -------------     -------------
Operating income                                        30,900,999        37,081,069        13,271,010

Other income (expense):
   Interest and other income                               145,056           141,836            92,233
   Interest expense                                     (1,876,315)       (1,367,068)       (1,722,445)
                                                     -------------     -------------     -------------
Income before income taxes                              29,169,740        35,855,837        11,640,798
Income tax expense (Note 5)                             11,602,400        14,163,062         4,481,707
                                                     =============     =============     =============
Net income                                           $  17,567,340     $  21,692,775     $   7,159,091
                                                     =============     =============     =============

Weighted average common shares - basic (Note 8)         15,843,591        15,791,856        15,772,869
                                                     =============     =============     =============

Basic earnings per common share                      $        1.11     $        1.37     $         .45
                                                     =============     =============     =============

Weighted average common shares - diluted (Note 8)       16,388,259        16,481,925        15,867,240
                                                     =============     =============     =============

Diluted earnings per common share                    $        1.07     $        1.32     $         .45
                                                     =============     =============     =============


See accompanying notes.

                            ENCORE WIRE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     ADDITIONAL
                                             COMMON STOCK              PAID-IN        TREASURY        RETAINED
                                          SHARES       AMOUNT          CAPITAL          STOCK         EARNINGS          TOTAL
                                        ----------    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 1995             7,104,417    $    71,044    $28,495,115     $  (838,083)    $12,648,894     $40,376,970
   Proceeds from exercise of stock           8,500             85         33,795            --              --            33,880
     options
   Purchase of treasury stock                 --             --             --          (670,928)           --          (670,928)
   Net income                                 --             --             --              --         7,159,091       7,159,091
                                        ----------    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 1996             7,112,917         71,129     28,528,910      (1,509,011)     19,807,985      46,899,013
   Proceeds from exercise of stock          98,520            985        810,547            --              --           811,532
     options
   Purchase of treasury stock                 --             --             --           (99,379)           --           (99,379)
   Tax benefit on exercise of stock           --             --          706,463            --              --           706,463
     options
   Stock split                           3,586,948         35,869        (35,869)           --              (336)           (336)
   Net income                                 --             --             --              --        21,692,775      21,692,775
                                        ----------    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 1997            10,798,385        107,983     30,010,051      (1,608,390)     41,500,424      70,010,068
   Proceeds from exercise of stock          80,425            804        412,983            --              --           413,787
     options
   Purchase of treasury stock                 --             --             --        (4,558,135)           --        (4,558,135)
   Tax benefit on exercise of stock           --             --          222,281            --              --           222,281
     options
   Stock split                           5,425,319         54,254        (54,254)           --              (738)           (738)
   Net income                                 --             --             --              --        17,567,340      17,567,340
                                        ----------    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 1998            16,304,129    $   163,041    $30,591,061     $(6,166,525)    $59,067,026     $83,654,603
                                        ==========    ===========    ===========     ===========     ===========     ===========



See accompanying notes.

                            ENCORE WIRE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31
                                                                         1998             1997              1996
                                                                     ------------     ------------     ------------
OPERATING ACTIVITIES
Net income                                                           $ 17,567,340     $ 21,692,775     $  7,159,091
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                      5,937,397        4,060,125        3,396,015
     Provision for bad debts                                              650,000          340,869          227,000
     Deferred income taxes                                              2,122,090          127,844          929,000
     (Gain) loss on disposal of assets                                    (11,942)           2,154           36,110
     Changes in operating assets and liabilities:
       Accounts receivable                                              5,706,342      (11,411,105)      (5,271,078)
       Inventories                                                     (7,263,186)      (3,348,802)      (2,699,142)
       Prepaid expenses and other                                         (87,996)          50,821             (331)
       Current income taxes receivable                                   (581,783)            --          1,042,460
       Trade accounts payable                                          (6,531,734)       7,822,083          (14,838)
       Accrued liabilities                                               (371,108)       2,082,636        2,083,462
       Current income taxes payable                                    (1,677,402)         318,539        1,358,863
                                                                     ------------     ------------     ------------
Net cash provided by operating activities                              15,458,018       21,737,939        8,246,612

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                           (33,302,363)     (26,621,051)      (2,946,177)
Increase in long term investments                                            --             (4,180)         (16,000)
(Increase) decrease in deposits                                           188,560         (343,415)            --
Proceeds from sale of equipment                                            45,450           16,000          122,200
                                                                     ------------     ------------     ------------
Net cash used in investing activities                                 (33,068,353)     (26,952,646)      (2,839,977)

FINANCING ACTIVITIES
Increase in long-term note payable                                     21,800,000        3,700,000             --
Repayment of note payable                                                    --               --         (4,500,000)
Proceeds from issuance of common stock, net                               635,330        1,517,659           33,880
Purchase of treasury stock                                             (4,558,135)         (99,379)        (670,928)
                                                                     ------------     ------------     ------------
Net cash (used in) provided by financing activities                    17,877,195        5,118,280       (5,137,048)
                                                                     ------------     ------------     ------------

Net increase (decrease) in cash                                           266,860          (96,427)         269,587
Cash at beginning of year                                               1,164,676        1,261,103          991,516
                                                                     ------------     ------------     ------------
Cash at end of year                                                  $  1,431,536     $  1,164,676     $  1,261,103
                                                                     ============     ============     ============


See accompanying notes.

                            ENCORE WIRE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

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

Copper, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper accounted for approximately 66.2%, 73.8%, and 77.4% of its cost of goods sold during 1998, 1997, and 1996, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been re-classed to conform to current year presentation.

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

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company charged off account's receivable of $859,830 and $140,022 in 1998 and 1997, respectively.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

EARNINGS PER SHARE

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.

INCOME TAXES

Income taxes are provided based on the deferred method, resulting in income tax assets and liabilities due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

2.   INVENTORIES

Inventories consist of the following at December 31:


                                                          1998                     1997
                                                      ------------             ------------
         Raw materials                                $  6,152,026             $  2,299,301
         Work-in-process                                 4,339,609                6,127,977
         Finished goods                                 23,355,863               20,818,224
                                                      ------------             ------------
                                                        33,847,498               29,245,502
         Adjust to LIFO cost                             6,637,212                2,628,860
         Lower of cost or market adjustment             (2,624,793)              (1,277,631)
                                                      ------------             ------------
                                                      $ 37,859,917             $ 30,596,731
                                                      ============             ============


3.   ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:


                                                         1998                     1997
                                                      ----------               ----------
        Sales volume discounts payable                $5,073,488               $6,303,949
        Property taxes payable                         1,015,951                  680,591
        Commissions payable                              349,297                  501,385
        Other accrued liabilities                      1,438,171                1,425,683
                                                      ----------               ----------
                                                      $7,876,908               $8,911,608
                                                      ==========               ==========

4.   LONG-TERM NOTE PAYABLE

The Company amended its unsecured loan facility (Facility) with a bank as of August 28, 1998, to provide for a maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials inventories as defined in the Financing Agreement (approximately $53.3 million at December 31, 1998). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 1998, the balance outstanding under the revolving credit facility was $44.0 million. Amounts outstanding under the facility are payable on May 31, 2001, with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election (average interest rate at December 31, 1998 was 6.365%). Each of the interest rate options includes a premium dependent upon the Company's financial performance.

The Company paid interest totaling $1,957,269, $1,761,660, and $1,730,525 in 1998, 1997, and 1996, respectively. The Company capitalized $570,136 and $373,823 of interest in 1998 and 1997, respectively, relating to the construction of the distribution center, rod mill, and plastics mill.

5. INCOME TAXES

The provisions for income tax expense are summarized as follows:



                                     1998           1997           1996
                                  -----------    -----------    -----------
     Current:
        Federal                   $ 8,181,896    $12,108,230    $ 3,252,757
        State                       1,298,414      1,926,988        404,950
     Deferred                       2,122,090        127,844        824,000
                                  -----------    -----------    -----------
                                  $11,602,400    $14,163,062    $ 4,481,707
                                  ===========    ===========    ===========


The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:


                                          1998           1997           1996
                                       -----------    -----------    -----------
          Amount computed using
            the statutory rate         $10,209,409    $12,549,543    $ 3,957,871
          State income taxes             1,011,677      1,497,702        459,950
          Change in tax rate                  --           68,000           --
          Other items                      381,314         47,817         63,886
                                       -----------    -----------    -----------
                                       $11,602,400    $14,163,062    $ 4,481,707
                                       ===========    ===========    ===========


5.   INCOME TAXES (CONTINUED)

The tax effect of each type of temporary difference and carry forward giving rise to the deferred tax asset and liability at December 31, 1998 and 1997, is as follows:


                                                                DEFERRED TAX ASSET (LIABILITY)
                                                            1998                            1997
                                                 -----------------------------------------------------------
                                                   CURRENT       NONCURRENT        CURRENT       NONCURRENT
                                                 -----------     -----------     -----------     -----------
Depreciation and amortization                    $      --       $(4,052,934)    $      --       $(3,239,844)
Inventory                                         (1,009,000)           --           125,000            --
Allowance for doubtful accounts                      193,000            --           260,000            --
Accrued expenses                                     196,000            --           200,000            --
Uniform capitalization rules                         146,000            --           219,000            --
Other                                                (42,000)           --           (11,000)           --
                                                 -----------     -----------     -----------     -----------
                                                 $  (516,000)    $(4,052,934)    $   793,000     $(3,239,844)
                                                 ===========     ===========     ===========     ===========

The Company made income tax payments of $11,521,000 in 1998, $13,010,000 in 1997, and $1,151,000 in 1996.

6.   STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 1,741,500 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 1998, 1997, and 1996:



                                                       SHARES UNDER       PRICE PER   AGGREGATE OPTION
                                                          OPTIONS           SHARE          PRICE
                                                        ---------       ------------    -----------
Options outstanding at December 31, 1995                  945,900       $   .33-6.22    $ 4,292,919
   Options granted                                        143,325          4.17-4.55        613,575
   Options exercised                                      (19,125)          .33-3.06        (33,880)
   Options canceled                                       (27,900)         4.17-6.22       (144,000)
                                                        ---------       ------------    -----------
   Options outstanding at December 31, 1996             1,042,200           .33-6.22      4,728,614
   Options granted                                        178,500         8.33-17.00      1,945,500
   Options exercised                                     (193,545)          .33-6.22       (811,517)
   Options canceled                                       (89,820)         3.06-8.45       (537,850)
                                                        ---------       ------------    -----------
Options outstanding at December 31, 1997                  937,335          .33-17.00      5,324,747
   OPTIONS GRANTED                                        109,100         9.00-17.33      1,156,748
   OPTIONS EXERCISED                                     (106,585)         0.33-8.33       (621,746)
   OPTIONS CANCELED                                       (14,050)        6.22-17.00         (4,590)
                                                        ---------       ------------    -----------
OPTIONS OUTSTANDING AT DECEMBER 31, 1998                  925,800       $  .33-17.33    $ 5,855,159
                                                        =========       ============    ===========


At December 31, 1998, 622,955 options are currently exercisable and 925,800 common shares are reserved for future issuance.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Therefore, the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," will have no effect on the Company's financial statements.

As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), pro forma information regarding net income and income per share has been determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994, under the fair value method provided for under FAS 123. The fair value for the stock options granted to directors, officers, and key employees of the Company on or after January 1, 1995, was estimated at the date of the grant using the Black-Scholes options pricing model with the following weighted-average assumptions:


                                                       1998              1997             1996
                                                    ---------         ---------        ---------
           Risk-free interest rate                      4.73%             6.17%            5.13%
           Expected dividend yield                      0.00%             0.00%            0.00%
           Expected volatility                            51%               45%              41%
           Expected lives                           5.0 years         5.0 years        5.0 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The weighted-average fair value of stock options granted during the years ended December 31, 1998, 1997, and 1996, was $5.16, $5.22 and $1.88, respectively.
For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 is as follows (in thousands, except for loss per common share information):


                                                                       1998          1997           1996
                                                                      -------       -------        ------
Net income                                        As reported         $17,567       $21,693        $7,159
                                                  Pro forma           $17,434       $21,616        $7,144
Basic earnings per common share                   As reported           $1.11         $1.37          $.45
                                                  Pro forma             $1.10         $1.37          $.45
Diluted earnings per common share                 As reported           $1.07         $1.32          $.45
                                                  Pro forma             $1.06         $1.31          $.45

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

7.   RELATED PARTY TRANSACTIONS

The Company paid a related party common carrier $1,662,397 in 1997. The Company believes that rates charged by this carrier compared favorably with rates charged by other carriers. The carrier was sold in September 1997 and is no longer a related party.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      1998           1997          1996
                                                  -----------    -----------    -----------
          Numerator:
             Net income                           $17,567,340    $21,692,775    $ 7,159,091
                                                  ===========    ===========    ===========

          Denominator:
             Denominator  for  basic  earnings
               per  share -  weighted  average
               shares                              15,843,591     15,791,856     15,772,869

          Effect of dilutive securities:
             Employee stock options                   544,668        690,609         94,371

                                                  -----------    -----------    -----------
          Denominator  for  diluted earnings
             per share weighted average
             shares                                16,388,259     16,481,925     15,867,240
                                                  ===========    ===========    ===========


9.   CONTINGENCIES

In fiscal year 1998, a suit was filed against the Company as a result of an accident that occurred on the Company's premises. Subsequently, the Company has entered into a settlement agreement with the plaintiffs. All financial terms of the agreement are fully covered by the Company's insurance carrier. Therefore, the resolution of this matter will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

10.  QUARTERLY FINANCIAL INFORMATION (UN-AUDITED)

The following is a summary of the un-audited quarterly financial information for the two years ended December 31, 1998 and 1997 (in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED
                   1998                       MARCH 31    JUNE 30        SEPTEMBER 30       DECEMBER 31
                   ----                       --------    --------       ------------       -----------
Net sales                                      $ 62,927    $ 63,905         $ 69,556          $ 47,654
Gross profit                                     15,449      12,460           15,337             5,738
Net income                                        6,436       4,565            5,902               664
Net income per common share - basic                 .41         .29              .37               .04
Net income per common share - diluted               .39         .27              .36               .04


                                                                   THREE MONTHS ENDED
                   1997                       MARCH 31       JUNE 30      SEPTEMBER 30       DECEMBER 31
                   ----                       --------    --------       ------------       -----------
Net sales                                       $55,131     $66,889          $70,728           $61,893
Gross profit                                     10,471      13,269           15,347            14,230
Net income                                        4,057       5,259            6,321             6,055
Net income per common share - basic                 .26         .33              .40               .38
Net income per common share - diluted               .25         .32              .38               .37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 4, 1999 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 4, 1999 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 4, 1999 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Not Applicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

              (1) Financial Statements included in Item 8 herein:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended
                    December 31, 1998, 1997 and 1996
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows for years ended
                    December 31, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements

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

         (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENCORE WIRE CORPORATION
Date:  March 26, 1999



                                         By:      /s/ VINCENT A. REGO
                                            -----------------------------------
                                                      Vincent A. Rego
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


      SIGNATURE                                  TITLE                             DATE
      ---------                                  -----                             ----

      /s/ VINCENT A. REGO                   Chairman of the Board               March 26, 1999
------------------------------              of Directors, and Chief
      Vincent A. Rego                       Executive Officer



      /s/ DANIEL L. JONES                   President and Chief Operating       March 26, 1999
------------------------------              Officer
      Daniel L. Jones


      /s/ SCOTT D. WEAVER                   Vice President-- Finance,           March 26, 1999
------------------------------              Secretary and Treasurer
      Scott D. Weaver                       (Principal Financial
                                            and Accounting Officer)



      SIGNATURE                                  TITLE                             DATE
      ---------                                  -----                             ----

      /s/ DONALD E. COURTNEY                Vice-Chairman of the                March 26, 1999
-------------------------------             Board of Directors
      Donald E. Courtney


      /s/ JOSEPH M. BRITO                   Director                            March 26, 1999
-------------------------------
      Joseph M. Brito


      /s/ JOHN H. WILSON                    Director                            March 26, 1999
-------------------------------
      John H. Wilson


      /s/ JOHN P. PRINGLE                   Director                            March 26, 1999
-------------------------------
      John P. Pringle


      /s/ WILLIAM R. THOMAS                 Director                            March 26, 1999
-------------------------------
      William R. Thomas


      /s/ DONALD M. SPURGIN                 Director                            March 26, 1999
-------------------------------
      Donald M. Spurgin

                               INDEX TO EXHIBITS

Exhibit                                                                                 Page
Number        Description                                                              Number
-------       ------------                                                             ------
3.1           Certificate of Incorporation of Encore Wire Corporation, as
              amended (filed as Exhibit 3.1 to the Company's Registration
              Statement on Form S-1, as amended (No. 33-47696), and
              incorporated herein by reference).

3.2           Amended and Restated Bylaws of Encore Wire Corporation (filed as
              Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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

10.9 Seventh Amendment to Amended and Restated Financing Agreement dated effective December 11, 1996 by and between NationsBank of Texas, N.A. and Encore Wire Corporation (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1996 and incorporated herein by reference).




10.10         * Amended and Restated Agreement Not to Compete dated March 8,
              1994, between Encore Wire Corporation and Vincent A. Rego (filed as Exhibit 10.9 to the Company's Registration Statement on Form
              S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.11         * Amended and Restated Agreement Not to Compete dated March 8,
              1994, between Encore Wire Corporation and Donald M. Spurgin
              (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.12         * 1989 Stock Option Plan (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-8, as amended (No. 33-54484), and incorporated herein by reference).

10.13 * 1989 Stock Option Plan, as amended (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (No.
              33-76216), and incorporated herein by reference).

10.14         1989 Stock Option Plan, as amended and restated (filed as Exhibit
              4.1 to the Company's Registration Statement on Form S-8 (No.
              333-38729), and incorporated herein by reference.)

10.15         Second Amended and Restated Financing Agreement dated as of June
              9, 1997 by and among Encore Wire Corporation, NationsBank of
              Texas, N.A. and Bank of America, Texas N/A (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

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

10.20         * Employment Agreement dated as of October 1, 1996 between the
              Company and Donald M. Spurgin (filed as exhibit 10.20 to the
              Company's Annual Report on Form 10-K for the year ended December
              31, 1997 and incorporated herein by reference).

10.21 First Amendment to Second Amended and Restated Financing Agreement dated as of February 20, 1998 by and among Encore Wire
              Corporation, NationsBank of Texas, N.A. and Bank of America, Texas
              N.A. (filed as exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

10.22         Second Amendment to Second Amended and Restated Financing
              Agreement dated as of June 15, 1998 by and among Encore Wire
              Corporation, NationsBank of Texas, N/A and Bank of America, Texas
              N.A. (filed as exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.23 Third Amendment to Second Amended and Restated Financing Agreement dated as of August 28, 1998 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).



10.24         Fourth Amendment to Second Amended and Restated Financing
              Agreement dated as of October 28, 1998 by and among Encore Wire
              Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas
              (filed as exhibit 10.2 to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

21.1          Subsidiary.

23.1          Consent of Ernst & Young LLP.

27.1          Financial Data Schedule

*             Management contract or compensatory plan