Form 10-Q
period 1999-03-31
ENCORE WIRE CORP /DE/
filed 1999-05-14
CIK 850460

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                 MARCH 31, 1999
                             FOR THE QUARTER ENDED


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


[X]      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


 Number of shares of Common Stock outstanding as of April 30, 1999: 15,519,222




                    Page 1 of 16 Sequentially Numbered Pages
                          Index to Exhibits on Page 16

===============================================================================

                                                                      FORM 10-Q



                            ENCORE WIRE CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



                                                                                                           Page No.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                           March 31, 1999 (Unaudited) and December 31, 1998 ......................................3

                  Consolidated Statements of Income (Unaudited)
                           Quarters ended March 31, 1999 and
                           March 31, 1998.........................................................................5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Quarters ended March 31, 1999 and March 31, 1998.......................................6

                  Notes to Consolidated Financial Statements......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................14

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................14

Signatures.......................................................................................................15

                                                                      FORM 10-Q


                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            ENCORE WIRE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,  December 31,
In Thousands of Dollars                                         1999         1998
                                                            (Unaudited)   See Note 1
                                                              --------     --------


                                  ASSETS

 Current assets:
          Cash ..........................................     $  1,168     $  1,431
          Accounts receivable (net of allowance of
              $507 and $500) ............................       49,844       37,946
          Inventories (Note 2) ..........................       36,644       37,859
          Prepaid expenses and other assets .............          191          247
          Current taxes receivable ......................           --          582
                                                              --------     --------
              Total current assets ......................       87,847       78,065


 Property, plant and equipment-on the basis of cost:
          Land ..........................................        3,575        3,569
          Construction in Progress ......................       10,610       12,296
          Buildings and improvements ....................       25,413       25,363
          Machinery and equipment .......................       61,426       56,874
          Furniture and fixtures ........................        1,228        1,212
                                                              --------     --------
              Total property, plant, and equipment ......      102,252       99,314

              Accumulated depreciation and
                  amortization ..........................       22,517       20,654
                                                              --------     --------
                                                                79,735       78,660

 Other assets ...........................................          225          223
                                                              --------     --------
 Total assets ...........................................     $167,807     $156,948
                                                              ========     ========

                             See accompanying notes

                                                                      FORM 10-Q


                            ENCORE WIRE CORPORATION


                    CONSOLIDATED BALANCE SHEETS (continued)





                                                               March 31,    December 31,
In Thousands of Dollars, Except Share Data                       1999           1998
                                                              (Unaudited)     See Note 1
                                                               ---------      ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
          Trade accounts payable .........................     $  16,471      $  16,848
          Accrued liabilities ............................         4,667          7,877
          Current income taxes payable ...................         2,967             --
          Current deferred income taxes ..................           516            516
                                                               ---------      ---------
          Total current liabilities ......................        24,621         25,241

 Non-current deferred income taxes .......................         4,053          4,053
 Long term notes payable .................................        53,200         44,000

 Stockholders' equity:
 Common stock, $.01 par value:
          Authorized shares - 20,000,000
          Issued and outstanding shares - (16,330,797
                 at March 31, 1999 and 16,304,129 at
                 December 31, 1998) ......................           163            163
 Additional paid-in capital ..............................        30,612         30,591
 Treasury stock - 702,575 at March 31, 1999 and
          December 31, 1998 ..............................        (6,167)        (6,167)
 Retained earnings .......................................        61,325         59,067
                                                               ---------      ---------
          Total stockholders' equity .....................        85,933         83,654
                                                               ---------      ---------
 Total liabilities and stockholders' equity ..............     $ 167,807      $ 156,948
                                                               =========      =========


Note: The consolidated balance sheet at December 31, 1998, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                      FORM 10-Q


                            ENCORE WIRE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                                            Quarter Ended
                                                                              March 31,
In Thousands of Dollars, Except Per Share Data                             1999       1998
                                                                         -------     -------

 Net sales .........................................................     $63,524     $62,927
 Cost of goods sold ................................................      53,498      47,478
 Lower of cost or market reserve ...................................         844          --
                                                                         -------     -------
 Gross profit ......................................................       9,182      15,449

 Selling, general, and administrative expenses .....................       4,993       4,558
                                                                         -------     -------
 Operating income ..................................................       4,189      10,891

 Net interest expense ..............................................         518         253
                                                                         -------     -------
 Income before income taxes ........................................       3,671      10,638

 Provision for income taxes ........................................       1,413       4,202
                                                                         -------     -------
 Net income ........................................................     $ 2,258     $ 6,436
                                                                         =======     =======
 Net income per common and common equivalent share - basic .........     $  0.14     $  0.40
                                                                         =======     =======
 Weighted average common and common equivalent shares - basic ......      15,623      15,900
                                                                         =======     =======
 Net income per common and common equivalent share - diluted .......     $  0.14     $  0.39
                                                                         =======     =======
 Weighted average common and common equivalent shares - diluted ....      15,966      16,565
                                                                         =======     =======
 Cash dividends declared per share .................................     $    --     $    --
                                                                         =======     =======

                             See accompanying notes

                                                                      FORM 10-Q


                            ENCORE WIRE CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Quarter Ended
                                                                                                March 31,
In Thousands of Dollars                                                                     1999          1998
                                                                                          --------      --------

 OPERATING ACTIVITIES
     Net income .....................................................................     $  2,258      $  6,436
     Adjustments to reconcile net income to cash provided by (used) in operating activities:
             Depreciation and amortization ..........................................        1,874         1,232
             Provision for bad debts ................................................           --           200
         Changes in operating assets and liabilities:
             Accounts receivable ....................................................      (11,898)       (4,328)
             Inventory ..............................................................        1,216           208
             Accounts payable and accrued liabilities ...............................       (3,587)       (4,866)
             Other assets and liabilities ...........................................           59            30
             Current income taxes receivable/payable ................................        3,549         4,009
                                                                                          --------      --------
             NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES ....................       (6,529)        2,921
                                                                                          --------      --------
 INVESTING ACTIVITIES
     Purchases of property, plant and equipment .....................................       (2,983)       (4,940)
     Increase in long-term investments ..............................................           --            89
     Proceeds from sale of equipment ................................................           28            12
                                                                                          --------      --------
             NET CASH USED IN INVESTING ACTIVITIES ..................................       (2,955)       (4,839)
                                                                                          --------      --------
 FINANCING ACTIVITIES
     Increase in note payable .......................................................        9,200         1,600
     Proceeds from issuance of common stock .........................................           21            31
                                                                                          --------      --------
             NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................        9,221         1,631
                                                                                          --------      --------
 Net increase (decrease) in cash ....................................................         (263)         (287)
 Cash at beginning of period ........................................................        1,431         1,165
                                                                                          --------      --------
 Cash at end of period ..............................................................     $  1,168      $    878
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

                             See accompanying notes

                                                                      FORM 10-Q


                            ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for the periods presented do not necessarily indicate the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1999          1998
                                                                   --------      --------

          Raw materials.......................................     $  3,708      $  6,152
          Work-in-process ....................................        3,821         4,339
          Finished goods .....................................       23,629        23,356
                                                                   --------      --------

                                                                     31,158        33,847

          Increase to LIFO cost ..............................        8,955         6,637
                                                                   --------      --------

                                                                     40,113        40,484

          Lower of Cost or Market Adjustment .................       (3,469)       (2,625)
                                                                   --------      --------

                                                                   $ 36,644      $ 37,859
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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                Quarter Ending   Quarter Ending
                                                                    3/31/98         3/31/97

 Numerator:
          Net Income                                              $ 2,258,000     $ 6,436,000
                                                                  ===========     ===========

 Denominator:
          Denominator for basic earnings per share - weighted
          average shares                                           15,622,543      15,900,702

 Effect of dilutive securities:
          Employee stock options                                      343,160         663,966
                                                                  -----------     -----------

 Denominator for diluted earnings per share -                                        weighted
 average shares                                                    15,965,703      16,564,668
                                                                  ===========     ===========


NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). This Financing Agreement has been amended four times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 1999, as computed under the Financing Agreement, was $63.4 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 1999, the balance outstanding under the Financing Agreement was $53.2 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

                                                                      FORM 10-Q


NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         In March 1995, the Board of Directors authorized the Company to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this authorization are made in the open market or through privately negotiated transactions. As of March 31, 1999, the Company had repurchased an aggregate of 702,575 shares of its common stock in the open market at a weighted average price of $8.77 per share. The Financing Agreement, as amended, discussed in note 4 allows the Company to purchase up to 900,000 shares with an aggregate price of these shares not to exceed $11,300,000. The Company did not purchase any shares under this authorization during the first quarter of 1999.

NOTE 6 - STOCK DIVIDENDS

         On July 22, 1997 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stock dividend was paid August 18, 1997 to stockholders of record at the close of business on August 11, 1997.

         On May 5, 1998 the Board of Directors of the Company declared a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stock dividend was paid June 15, 1998 to stockholders of record at the close of business on June 8, 1998.

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

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 66.2%, 73.8%, 77.4%, 76.8%, and 67.9% of the Company's cost of goods sold during fiscal 1998, 1997, 1996, 1995 and 1994, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month period ended March 31, 1999 and 1998. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         Net sales for the first quarter of 1999 amounted to $63.5 million compared with net sales of $62.9 million for the first quarter of 1998. This increase was due to an increase in sales volume of 35% that was largely offset by a lower selling price per copper pound for the Company's products. The lower selling price per copper pound of product sold was primarily due to a significant decrease in the price of copper in the first quarter of 1999 compared to the first quarter of 1998 and to competitive pricing pressures for the Company's wire products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of both the residential and commercial products increased during the first quarter of 1999 compared to the first quarter of 1998. The average sales price per copper pound of product sold was $1.29 in the first quarter of 1999, compared to $1.73 in the first quarter of 1998. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

         Cost of goods sold was $54.3 million in the first quarter of 1999, compared to $47.5 million in the first quarter of 1998. Copper costs increased to $34.7 million in the first quarter of 1999 compared to $32.5 million in the first quarter of 1998. This increase was due to the increased pounds of copper sold, offset in part by the lower price of copper in the first quarter of 1999 compared to the first quarter of 1998. The average cost per copper pound purchased decreased to $.67 in the first quarter of 1999 from $.85 in the first quarter of 1998. Copper costs as a percentage of net sales increased to 54.7% in the first quarter of 1999 from 51.7% in the first quarter of 1998. This increase as a percentage of net sales in the first quarter of 1999 from the comparable quarter in 1998 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound sold. This differential decreased in the first quarter of 1999 due to competitive pricing for the

                                                                      FORM 10-Q


Company's products. Other raw material costs as a percentage of net sales increased to 16.7% in the first quarter of 1999, compared with 14.9% in the first quarter of 1998. This increase as a percentage of sales was due to other raw material costs per copper pound decreasing while the sales price per copper pound (the denominator) decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 16.5% in the first quarter of 1999 from 10.6% in the first quarter of 1998. This increase is due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the first quarter of 1999, the value of all inventory at March 31, 1999 using the LIFO method was greater than its FIFO value by approximately $8.9 million, resulting in a corresponding decrease in the cost of goods sold of $2.3 million. At March 31, 1999, LIFO value exceeded the market value of the inventory by $3.5 million. At December 31, 1998 there was a reserve in the amount of $2.6 million for this excess. Thus, at March 31, 1999 an addition was made to this reserve in the amount of $844,000 which decreased the cost of inventory to market and increased the cost of goods sold. As a result of decreases in the price of copper during the first quarter of 1998, the value of all inventory at March 31, 1998 using the LIFO method was greater than its FIFO value by approximately $3.8 million, resulting in a corresponding decrease in the cost of goods sold of $1.2 million. At March 31, 1998, LIFO value exceeded the market value of the inventory by approximately $1.2 million. Since a reserve of $1.2 million was provided at December 31, 1997 reducing the cost of inventory to market there was no addition to this reserve at March 31, 1998. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Gross profit decreased to $9.2 million, or 14.5% of net sales, for the first quarter of 1999 from $15.4 million, or 24.6% of net sales, for the first quarter of 1998. The decrease in gross profit as a percentage of net sales was due primarily to competitive pricing for the Company's products offset by increased sales volume the first quarter of 1999, as discussed above.

         General and administrative expenses remained constant at $1.2 million, or 1.9% of net sales, in the first quarter of 1999 compared to the first quarter of 1998. Selling expenses for the first quarter of 1999 were $3.8 million, or 6.0% of net sales, compared to $3.3 million, or 5.3% of net sales, in the first quarter of 1998. The increase was due primarily to the increase in copper pounds sold during the first quarter of 1999. The increase as a percentage of net sales was due primarily to freight charges per copper pound of product shipped remaining relatively unchanged while the sales price per copper pound sold decreased.

         Net interest expense was $518,000 in the first quarter of 1999 compared to $253,000 in the first quarter of 1998. The increase was due to a higher average debt balance during the first quarter of 1999 compared to the first quarter of 1998. The average balance of the Company's debt in the first quarter of

                                                                      FORM 10-Q


1999 increased from the first quarter of 1998 primarily due to the Company's capital expenditures during 1998 and working capital needs.

         The Company's effective tax rate decreased to 38.5% in the first quarter of 1999 from 39.5% in the first quarter of 1998.

         As a result of the foregoing factors, the Company's net income decreased to $2.3 million in the first quarter of 1999 from $6.4 million in the first quarter of 1998.

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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement has been amended four times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 1999, as computed under the Financing Agreement, was $63.4 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 1999, the balance outstanding under the Financing Agreement was $53.2 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         Cash used by operations was $6.5 million in the first quarter of 1999 compared to cash provided by operations in the amount of $2.9 million in the first quarter of 1998. This increase in cash used by operations is primarily the result of a decrease in net income and a greater increase in accounts receivable during the first quarter of 1999 compared to 1998 offset by lower copper prices in the first quarter of 1999 compared to 1998. Cash used in investing activities decreased from $4.8 million in the first quarter of 1998 to $2.9 million in the first quarter of 1999. In both quarters, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's vertical integration projects that are discussed in the following paragraph. The cash provided by financing activities was due primarily to borrowings in the first quarter of 1999 and 1998, the proceeds of which were used to fund the activities discussed above.

         During 1999, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete

                                                                      FORM 10-Q


the construction of its new facility to manufacture polyvinyl chloride ("PVC"). This PVC manufacturing facility will allow the Company to produce its own PVC instead of purchasing it from outside sources. During 1998 the Company completed the construction of its copper rod fabrication facility which allows the Company to manufacture its own copper rod instead of purchasing it from outside vendors. The Company believes that both of these vertical integration projects will reduce the cost of the Company's raw materials. The total capital expenditures in 1999 associated with the PVC facility and the additional manufacturing equipment are estimated to be approximately $7.5 million. The Company also expects its working capital requirements to increase during 1999 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of additional wire products will continue to grow. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

         The Company has completed its initial review of the impact of the year 2000 issue on the Company's information systems and support systems, including hardware and software used in the manufacture and distribution of its products. Based on the Company's initial inventory and assessment of its systems, the Company does not believe that any modifications to or replacement of its information technology or other systems are necessary as a result of the year 2000 problem. Unrelated to any potential year 2000 issues, the Company is in the process of replacing its financial accounting software, and the Company expects the new system to be operational by year-end 1999 and to be fully Year 2000 compliant.

         The Company has initiated communications with some of its significant third party suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to correct their own year 2000 issues. The Company intends to continue such communications in 1999. The Company does not participate in any electronic data interchange with any of its principal vendors and only participates with a limited number of customers. As a result, the Company's vulnerability to third party Year 2000 failures should be limited. The Company believes its significant trading partners have addressed year 2000 issues, but their failure to do so could have a material adverse effect on the Company's operations.

         A contingency plan has not been developed for dealing with the most reasonably likely year 2000 worst case scenario, and such scenario has not been clearly identified. The Company intends to review in the summer of 1999 the extent to which contingency plans may be required for any third parties that fail to achieve year 2000 compliance. The Company currently plans to complete such analysis and implement any necessary contingency plan by December 31, 1999.

         The Company believes that the cost of its year 2000 identification, assessment, remediation and testing efforts, will not exceed $100,000, and, to date, the Company has incurred costs significantly less than that amount in connection with such efforts. The costs and timing of such efforts by the Company

                                                                      FORM 10-Q


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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

          (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                                                      FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENCORE WIRE CORPORATION
                                     -------------------------------------------
                                                   (Registrant)


Date: May 14, 1999                              /s/ VINCENT A. REGO
                                     -------------------------------------------
                                     Vincent A. Rego, Chairman of the Board and
                                              Chief Executive Officer


Date: May 14, 1999                              /s/ DANIEL L. JONES
                                     -------------------------------------------
                                          Daniel L. Jones, President and
                                              Chief Operating Officer


Date: May 14, 1999                               /s/ SCOTT D. WEAVER
                                     -------------------------------------------
                                     Scott D. Weaver, Vice President - Finance,
                                              Treasurer and Secretary
                                            (Principal Financial Officer)

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

 27                         Financial Data Schedule