Form 10-Q
period 1999-06-30
ENCORE WIRE CORP /DE/
filed 1999-08-13
CIK 850460

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999


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



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 562-9473



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No
                                       ---     ---

  Number of shares of Common Stock outstanding as of July 24, 1999: 15,388,547



===============================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Consolidated Financial Statements

             Consolidated Balance Sheets......................................3
               June 30, 1999 (Unaudited) and December 31, 1998

             Consolidated Statements of Income (Unaudited)....................5
               Quarters and six months ended June 30, 1999 and June 30, 1998

             Consolidated Statements of Cash Flows (Unaudited)................6
               Six months ended June 30, 1999 and June 30, 1998

             Notes to Consolidated Financial Statements (Unaudited)...........7

      ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10

PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings..............................................17

      ITEM 4. Submission of Matters to a Vote of Security Holders............17

      ITEM 6. Exhibits and Reports on Form 8-K...............................18

Signatures...................................................................19

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,      December 31,
In Thousands of Dollars                                    1999           1998
                                                        (Unaudited)   (See Note 1)
                                                        -----------   ------------
                                  ASSETS

Current assets:
         Cash ........................................   $  1,161      $  1,431
         Accounts receivable (net of allowance of
             $507 and $500) ..........................     48,330        37,946
         Inventories (Note 2) ........................     38,546        37,859
         Prepaid expenses and other assets ...........        695           247
         Current taxes receivable ....................         --           582
                                                         ---------     ---------
             Total current assets ....................     88,732        78,065


Property, plant and equipment-on the basis of cost:
         Land ........................................      3,575         3,569
         Construction in Progress ....................     13,040        12,296
         Buildings and improvements ..................     25,548        25,363
         Machinery and equipment .....................     61,607        56,874
         Furniture and fixtures ......................      1,288         1,212
                                                         ---------     ---------
             Total property, plant, and equipment ....    105,058        99,314

             Accumulated depreciation and
                 Amortization ........................     24,315        20,654
                                                         ---------     ---------
                                                           80,743        78,660

Other assets .........................................        197           223
                                                         ---------     ---------
Total assets .........................................   $169,672      $156,948
                                                         =========     =========



                             See accompanying notes

                             ENCORE WIRE CORPORATION

                                                                     June 30,       December 31,
In Thousands of Dollars, Except Share Data                            1999            1998
                                                                   (Unaudited)      (See Note 1)
                                                                   -----------      ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable .............................      $  20,253       $  16,848
         Accrued liabilities ................................          5,984           7,877
         Current income taxes payable .......................          2,012              --
         Current deferred income taxes ......................            516             516
                                                                   ---------       ---------
         Total current liabilities ..........................         28,765          25,241

Non-current deferred income taxes ...........................          4,053           4,053
Long term notes payable .....................................         52,700          44,000

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (15,393,547
                at June 30, 1999 and 15,601,554 at
                December 31, 1998)............. .............            163             163
Additional paid-in capital ..................................         30,624          30,591
Treasury stock - 941,000 at June 30, 1999 and 702,575 at
         December 31, 1998 ..................................         (8,544)         (6,167)
Retained earnings ...........................................         61,911          59,067
                                                                   ---------       ---------
         Total stockholders' equity .........................         84,154          83,654
                                                                   ---------       ---------
Total liabilities and stockholders' equity ..................      $ 169,672       $ 156,948
                                                                   =========       =========


Note: The consolidated balance sheet at December 31, 1998, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Quarter Ended             Six Months Ended
                                                                  June 30,                   June 30,
                                                               -------------             ----------------

In Thousands of Dollars, Except Per Share Data               1999          1998         1999          1998
                                                            -------      -------      --------      --------

   Net sales ...........................................    $55,442      $63,906      $118,966      $126,833
   Cost of goods sold ..................................     49,379       51,446       103,721        98,924
                                                            -------      -------      --------      --------

   Gross profit .......................................       6,063       12,460        15,245        27,909

   Selling, general, and administrative expense .......       4,483        4,513         9,476         9,071
                                                            -------      -------      --------      --------

   Operating income ...................................       1,580        7,947         5,769        18,838

   Interest expense (net) .............................         630          267         1,148           520
                                                            -------      -------      --------      --------

   Income before income taxes .........................         950        7,680         4,621        18,318

   Provision for income taxes .........................         364        3,114         1,777         7,316
                                                            -------      -------      --------      --------

   Net income .........................................     $   586      $ 4,566      $  2,844      $ 11,002
                                                            =======      =======      ========      ========

   Net income per common and common
      equivalent share - basic ........................     $   .04      $   .29      $    .18      $    .69
                                                            =======      =======      ========      ========

   Weighted average common and common
      equivalent shares - basic .......................      15,530       15,949        15,576        15,925
                                                            =======      =======      ========      ========

   Net income per common and common
      equivalent share - diluted ......................     $   .04      $   .27      $    .18      $    .66
                                                            =======      =======      ========      ========

   Weighted average common and common
      equivalent shares - diluted .....................      15,871       16,613        15,923        16,586
                                                            =======      =======      ========      ========

   Cash dividends declared per share ..................     $    --      $    --      $     --      $     --
                                                            =======      =======      ========      ========


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                             June 30,

In Thousands of Dollars                                                  1999          1998
                                                                      ---------      ---------
OPERATING ACTIVITIES
    Net income .................................................      $  2,844       $ 11,002
    Adjustments to reconcile net income to cash provided by
      (used in) operating
        activities:
            Depreciation and amortization ......................         3,812          2,569
            Provision for bad debts ............................            --            375
            Changes in operating assets and liabilities:
                Accounts receivable ............................       (10,384)        (7,928)
                Inventory ......................................          (687)        (5,881)
                Accounts payable and accrued liabilities .......         1,512         (1,946)
                Other assets and liabilities ...................          (433)          (387)
                Current income taxes payable ...................         2,594          1,487
                                                                      --------       --------

                   NET CASH USED IN OPERATING ACTIVITIES .......          (742)          (709)
                                                                      --------       --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment .................        (5,978)       (15,459)
    Increase in Long Term Investments ..........................             5            170
    Proceeds from Sale of Equipment ............................            89             12
                                                                      --------       --------

        NET CASH USED IN INVESTING ACTIVITIES ..................        (5,884)       (15,277)
                                                                      --------       --------



FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable ................         8,700         15,800
    Purchases of Treasury Stock ................................        (2,377)            --
    Proceeds from issuance of common stock .....................            33            392
                                                                      --------       --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ..............         6,356         16,192
                                                                      --------       --------

NET DECREASE IN CASH ...........................................          (270)           206
Cash at beginning of period ....................................         1,431          1,165
                                                                      --------       --------
Cash at end of period ..........................................      $  1,161       $  1,371
                                                                      ========       ========

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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:


                                              JUNE 30,      DECEMBER 31,
                                                1999          1998
                                             ----------     ----------
Raw materials ...........................    $    6,333     $    6,152
Work-in-process .........................         2,647          4,339
Finished goods ..........................        24,404         23,356
                                             ----------     ----------

                                                 33,384         33,847

Increase to LIFO cost ...................         7,351          6,637
                                             ----------     ----------

                                                 40,735         40,484

Lower of Cost or Market Adjustment ......        (2,189)        (2,625)
                                             ----------     ----------

                                             $   38,546     $   37,859
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Quarter Ending     Quarter Ending
                                                                  June 30, 1999     June 30, 1998

Numerator:
         Net Income                                               $   586,000      $ 4,566,000
                                                                  ===========      ===========
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                   15,529,901       15,948,891

Effect of dilutive securities:
         Employee stock options                                       340,908          664,361
                                                                  -----------      -----------

Denominator for diluted earnings per share -
         weighted average shares                                   15,870,809       16,613,252
                                                                  ===========      ===========

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Six Months Ending Six Months Ending
                                                                  June 30, 1999     June 30, 1998

Numerator:
         Net Income                                               $ 2,844,000      $11,002,000
                                                                  ===========      ===========

Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                   15,575,987       15,924,930

Effect of dilutive securities:
         Employee stock options                                       347,214          661,181
                                                                  -----------      -----------

Denominator for diluted earnings per share -
         weighted average shares                                   15,923,201       16,586,111
                                                                  ===========      ===========

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement has been amended six times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 1999, as computed under the Financing Agreement, was $62.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 1999, the balance outstanding under the Financing Agreement was $52.7 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization to 946,000. As of July 31, 1999, the Company had repurchased an aggregate of 946,000 shares of its common stock in the open market completing this program.

NOTE 6 - STOCK DIVIDEND

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and six month periods ended June 30, 1998 and 1999. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

         Net sales for the second quarter of 1999 amounted to $55.4 million compared with net sales of $63.9 million for the second quarter of 1998. This decrease was due to a decrease in the average sales price per copper pound of the Company's products, offset in part by an 8% increase in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was due to a 19% decrease in the average cost of copper from the second quarter of 1998 to the same period in 1999, as well as competitive pricing pressure for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of residential wire remained relatively constant whereas the sales volume of commercial products increased during the second quarter of 1999 compared to the second quarter of 1998. The average sales price per copper pound of product sold was $1.28 in the second quarter of 1999, compared to $1.59 in the second quarter of 1998. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold decreased to $49.4 million in the second quarter of 1999, from $51.4 million in the second quarter of 1998. Copper costs decreased to $28.7 million in the second quarter of 1999 from $34.7 million in the second quarter of 1998. The average cost per copper pound purchased decreased to $.69 in the second quarter of 1999 from $.85 in the second quarter of 1998. Copper costs as a percentage of net sales decreased to 51.8% in the second quarter of 1999 from 54.3% in the second quarter of 1998. This decrease as a percentage of net sales in the second quarter of 1999 from the comparable quarter in 1998 was due primarily to lower copper costs per pound of product sold partially offset by a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the second quarter of 1999 because the average cost per copper pound purchased decreased less than the sales price per copper pound. The decreased differential resulted from competitive pricing conditions. Other raw material costs as a percentage of net sales increased to 18.7% in the second quarter of 1999, compared with 14.6% in the second quarter of 1998. This increase is due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 19.2% in the second quarter of 1999, compared with 12.9% in the second quarter of 1998 due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects and a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the second quarter of 1999 (as compared to the first quarter of 1999), necessitating an increase in the LIFO reserve of $971,000 and a corresponding increase in cost of goods sold. In the second quarter of 1998, the price of copper decreased necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold of $835,000. At June 30, 1999, LIFO cost exceeded the market value of the inventory. The amount in which the June 30, 1999 LIFO cost exceeded the market value of the inventory was less than the amount established at March 31, 1999. Therefore, there was a reduction in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $1.3 million. The resulting lower of cost or market reserve at June 30, 1999 was $2.2 million. At June 30, 1998, LIFO cost exceeded the market value of the inventory. However, the excess did not require an addition to the lower of cost or market reserve because the reserve previously established, in the amount of $1.3 million, was adequate to adjust for the amount of cost over market. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory decreases in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Due to the items discussed above, gross profit decreased to $6.1 million, or 10.9% of net sales, for the second quarter of 1999 compared to $12.5 million, or 19.5% of net sales, for the second quarter of 1998.

         General and administrative expenses were $1.3 million, or 2.3% of net sales, in the second quarter of 1999 compared to $1.0 million, or 1.7% of net sales, in the second quarter of 1998. This increase in general and administrative expenses was due to increased expenses related to the Company's increased volume. As a percentage of sales, this increase was caused by the increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. There was no provision for bad debts in the second quarter of 1999 compared to $117,000 in the second quarter of 1998. Selling expenses for the second quarter of 1999 were $3.2 million, or 5.8% of net sales, compared to $3.3 million, or 5.1% of net sales, in the second quarter of 1998. Freight charges per copper pound of product shipped decreased because the Company shipped a greater percentage of its sales to geographic locations closer to the Company's plant in the second quarter of 1999 compared to the same quarter of 1998. This decrease was partially offset by the decrease in the sales price per copper pound sold.

         Net interest expense was $631,000 in the second quarter of 1999 compared to $267,000 in the second quarter of 1998. The increase was due to a higher average debt balance outstanding during the second quarter of 1999 than the comparable period during 1998, reduced by the capitalization of interest related to the Company's copper rod fabrication facility construction during the second quarter of 1998. This increase in average debt outstanding was the result of capital expenditures and additional working capital. As a result of the decreased cost of copper in the second quarter of 1999 compared to the second quarter of 1998, the amount of working capital necessary for inventory decreased but this was offset by increased quantities of inventory and an increased accounts receivable balance.

         The Company's effective tax rate decreased to 38.3% in the second quarter of 1999 compared to 40.5% in the second quarter of 1998. The higher effective tax rate in 1998 was partly due to the accrual for a non-deductible penalty in the second quarter of 1998 (See Part II - Item 1. Legal Proceedings). Without the accrual of this amount in the second quarter of 1998, the Company's effective tax rate in the second quarter of 1998 would have been 39.5%.

         As a result of the foregoing factors, the Company's net income was $586,000 in the second quarter of 1999 compared to $4.6 million in the second quarter of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net sales for the first six months of 1999 amounted to $118.9 million compared with net sales of $126.8 million for the first six months of 1998. This decrease was due to a decrease in the average sales price per copper pound of the Company's products, offset in part by a 21% increase in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was caused by a 20% decrease in the average cost of copper from the first six months of 1998 to the same period in 1999, as well as competitive pricing pressure on the Company's products in the first six months of 1999. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of the Company's residential and commercial products increased during the first six months of 1999 compared to the first six months of 1998. The average sales price per copper pound of product sold was $1.29 in the first six months of 1999, compared to $1.66 in the first six months of 1998. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $103.7 million in the first six months of 1999, compared to $98.9 million in the first six months of 1998. Copper costs decreased to $63.4 million in the first six months of 1999 from $67.2 million in the first six months of 1998. The average cost per copper pound purchased decreased to $.68 in the first six months of 1999 from $.85 in the first six months of 1998. Copper costs as a percentage of net sales remained relatively constant at 53.3% in the first six months of 1999 compared to 53.0% in the first six months of 1998. The lower copper cost per pound of product sold in the first six months of 1999 as compared to the same period of 1998 was partially offset by a slightly decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the first six months of 1999 because the average cost per copper pound purchased decreased less than the sales price per copper pound. The decreased differential was a result of competitive pricing conditions in the first six months of 1999. Other raw material costs as a percentage of net sales increased to 17.6% in the first six months of 1999, compared with 14.8% in the first six months of 1998. This increase is due to a decrease in the sales price per copper pound sold, as discussed above, which more than offset the slight decrease in raw materials per pound of copper sold. Depreciation, labor and overhead costs as a percentage of net sales increased to 17.7% in the first six months of 1999 compared to 11.8% in the first six months of 1998. This increase is due to an increase in depreciation labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper decreased during the first six months of 1999, necessitating a decrease in the LIFO reserve of $1.3 million that resulted in an increase to the inventory value and a decrease in cost of goods sold. In the first six months of 1998, the price of copper decreased, necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold of $2.0 million. At June 30, 1999, LIFO cost exceeded the market value of the inventory. The amount in which the June 30, 1999 LIFO cost exceeded the market value of the inventory was less than the amount established at March 31, 1999. Therefore, there was a reduction in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $1.3 million. The resulting lower of cost or market reserve at June 30, 1999 was $2.2 million. At June 30, 1998, LIFO cost exceeded the market value of the inventory. However, the excess did not require an addition to the lower of cost or market reserve because the reserve previously established, in the amount of $1.3 million, was adequate to adjust for the amount of cost over market. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory decreases in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Due to the items discussed above, Gross profit decreased to $15.2 million, or 12.8% of net sales, for the first six months of 1999 compared to $27.9 million, or 22.0% of net sales, for the first six months of 1998.

         General and administrative expenses were $2.4 million, or 2.1% of net sales, in the first six months of 1999 compared to $2.1 million, or 1.7% of net sales, in the first six months of 1998. This increase in general and administrative expenses was due to increased expenses related to the Company's increased sales volume. As a percentage of sales, this increase was caused by the dollar increase in general and administrative costs as well as the decrease in the sales price per copper pound sold. There was no provision for bad debts in the first six months of 1999 compared to $375,000 in the first six months of 1999. Selling expenses for the first six months of 1999 were $7.0 million, or 5.9% of net sales, compared to $6.6 million, or 5.2% of net sales, in the first six months of 1998. Freight charges per copper pound of product shipped decreased slightly because the Company shipped a greater percentage of its sales to geographic locations closer to the Company's plant in the first six months of 1999 compared to the same period of 1998. This decrease was offset in part by the decrease in the sales price per copper pound sold.

         Net interest expense increased to $1.1 million in the first six months of 1999 compared to $520,000 in the first six months of 1998. The increase was due to a higher average debt balance outstanding during the first six months of 1999 than the comparable period during 1998, and reduced by the capitalization of interest related to the Company's copper rod fabrication facility construction in the first six months of 1998. This increase in average debt outstanding funded capital expenditures and additional working capital. As a result of the decreased cost of copper in the first six months of 1999 compared to the comparable period of 1998, the amount of working capital necessary for inventory decreased, but was offset by increased quantities of inventory and an increased accounts receivable balance.

         The Company's effective tax rate decreased to 38.5% in the first six months of 1999 compared to 39.9% in the first six months of 1998. This decrease was due to the accrual for a non deductible penalty in the first six months of 1998 (See Part II - Item 1. Legal Proceedings). Without the accrual of this amount, the Company's effective tax rate in the first six months of 1998 would have been 39.5%.

         As a result of the foregoing factors, the Company's net income decreased to $2.8 million in the first six months of 1999 from $11.0 million in the first six months of 1998.

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

         Effective June 9, 1997, the Company completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement has been amended six times since June 9, 1997 to change, among other items, the maximum borrowing amount, the term of the loan covenants and the allowable purchases of the Company's common stock. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 1999, as computed under the Financing Agreement, was $62.9 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 1999, the balance outstanding under the Financing Agreement was $52.7 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         Cash used by operations was $762,000 in the first six months of 1999 compared to $709,000 million in the first six months of 1998. This increase in cash used by operations is primarily the result of a decrease in net income and a greater increase in accounts receivable during the first six months of 1999 compared to 1998 offset by lower copper prices in the first six months of 1999 compared to 1998. Cash used in investing activities decreased from $15.3 million in the first six months of 1998 to $5.9 million in the first six months of 1999. In both periods, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's vertical integration projects that are discussed in the following paragraph. The increase in cash provided by financing activities was due primarily to borrowings in the first six months of 1999 and 1998, the proceeds of which were used to fund the activities discussed above.

         During 1999, the Company expects to expend capital for additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete the construction of its new facility to manufacture polyvinyl chloride ("PVC") which was substantially complete at June 30, 1999. This PVC manufacturing facility will allow the Company to produce its own PVC instead of purchasing it from outside sources. During 1998 the Company completed the construction of its copper rod fabrication facility which allows the Company to manufacture a portion of its own copper rod requirements instead of purchasing rod from outside vendors. The Company believes that both of these vertical integration projects will reduce the cost of the Company's raw materials. The total capital expenditures in 1999 associated with the PVC facility and the additional manufacturing equipment are estimated to be approximately $10.0 million. The Company also expects its working capital requirements to increase during 1999 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of additional wire products will continue to grow. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization to 946,000. As of July 31, 1999, the Company had repurchased an aggregate of 946,000 shares of its common stock in the open market completing this program.

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

         The Company has initiated communications with its significant third party suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to correct their own year 2000 issues. The Company intends to continue such communications in 1999. The Company does not participate in any electronic data interchange with any of its principal vendors and only participates with a limited number of customers. As a result, the Company's vulnerability to third party Year 2000 failures should be limited. The Company believes its significant trading partners have addressed year 2000 issues, but their failure to do so could have a material adverse effect on the Company's operations.

         A contingency plan has been developed for dealing with the most reasonably likely year 2000 worst case scenario. The Company currently plans to implement the steps necessary to carry out the contingency plan by December 31, 1999.

         The Company believes that the cost of its year 2000 identification, assessment, remediation and testing efforts will not exceed $100,000, and, to date, the Company has incurred costs significantly less than that amount in connection with such efforts. The costs and timing of such efforts by the Company are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to availability of key year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen year 2000 complications.

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

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 4, 1999.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 15,628,222 shares of the Company's common stock outstanding and entitled to vote, 14,678,834 shares were present in person or by proxy, representing approximately 94 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting was the election of Donald E. Courtney, Joseph M. Brito, Daniel L. Jones, John
         P. Pringle, Vincent A. Rego, William R. Thomas and John Wilson as directors of the Company. No nominee received less than 99% of the shares voted.

         The second matter voted on by the stockholders was a resolution to approve Ernst & Young as the auditor of the Company's financial statements for the year ending December 31, 1999. The resolution was adopted with the holders of 14,634,874 shares voting in favor of the resolution and 32,233 voting against the resolution. Holders of 11,727 abstained from voting on the resolution.

(d)      Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Fifth Amendment to Second Amended and Restated Financing Agreement dated as of May 10, 1999 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas.

         10.2 Sixth Amendment to Second Amended and Restated Financing Agreement dated as of June 24, 1999 by and among Encore Wire Corporation, NationsBank of Texas, N.A. and Comerica Bank - Texas.

         (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENCORE WIRE CORPORATION
                                                (Registrant)


Date: August 13, 1999                     /s/ Vincent A. Rego
                          --------------------------------------------------
                                           Vincent A. Rego,
                                        Chief Executive Officer


Date: August 13, 1999                     /s/ Daniel L. Jones
                          --------------------------------------------------
                                      Daniel L. Jones, President
                                       Chief Operating Officer


Date: August 13, 1999                     /s/ Scott D. Weaver
                          --------------------------------------------------
                              Scott D. Weaver, Vice President - Finance,
                                        Treasurer and Secretary
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS


                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                      Description                                                    Page
-------                     -----------                                                ------------
10.1     Fifth Amendment to Second Amended and Restated Financing Agreement
         dated as of May 10, 1999 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Comerica Bank - Texas                                22

10.2     Sixth Amendment to Second Amended and Restated Financing Agreement
         dated as of June 24, 1999 by and among Encore Wire Corporation,
         NationsBank of Texas, N.A. and Comerica Bank - Texas                                29

27       Financial Data Schedule