Form 10-Q
period 1999-09-30
ENCORE WIRE CORP /DE/
filed 1999-11-15
CIK 850460

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

[ ]                      FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999


                                       OR


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

 Number of shares of Common Stock outstanding as of October 29, 1999: 15,366,922

================================================================================

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                    September 30, 1999 (Unaudited) and December 31, 1998

                  Consolidated Statements of Income (Unaudited)...................................................5
                    Quarters and nine months ended September 30, 1999 and September 30, 1998

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                    Nine months ended September 30, 1999 and September 30, 1998

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................17

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................18

Signatures.......................................................................................................19

                                                                       FORM 10-Q



                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
In Thousands of Dollars                                    1999              1998
                                                        (Unaudited)      (See Note 1)
                                                        -------------    ------------
                        ASSETS

Current assets:
         Cash .....................................     $      1,270     $      1,431
         Accounts receivable (net of allowance of
             $488 and $500) .......................           44,697           37,946
         Inventories (Note 2) .....................           48,294           37,859
         Prepaid expenses and other assets ........              510              247
         Current taxes receivable .................               --              582
                                                        ------------     ------------
             Total current assets .................           94,771           78,065


Property, plant and equipment-on the basis of cost:
         Land .....................................            3,575            3,569
         Construction in Progress .................            2,256           12,296
         Buildings and improvements ...............           25,845           25,363
         Machinery and equipment ..................           73,386           56,874
         Furniture and fixtures ...................            1,325            1,212
                                                        ------------     ------------
             Total property, plant, and equipment .          106,387           99,314

             Accumulated depreciation and
                 Amortization .....................           26,377           20,654
                                                        ------------     ------------
                                                              80,010           78,660

Other assets ......................................              190              223
                                                        ------------     ------------
Total assets ......................................     $    174,971     $    156,948
                                                        ============     ============


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)





                                                                  September 30,     December 31,
In Thousands of Dollars, Except Share Data                            1999              1998
                                                                   (Unaudited)      (See Note 1)
                                                                  -------------     ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable .............................     $     20,137      $     16,848
         Accrued liabilities ................................            6,677             7,877
         Current income taxes payable .......................            2,504                --
         Current deferred income taxes ......................              516               516
                                                                  ------------      ------------
         Total current liabilities ..........................           29,834            25,241

Non-current deferred income taxes ...........................            4,053             4,053
Long term notes payable .....................................           55,300            44,000

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (15,366,922
                at September 30, 1999 and 15,601,554 at
                December 31, 1998) ..........................              163               163
Additional paid-in capital ..................................           30,634            30,591
Treasury stock - 971,000 at September 30, 1999 and 702,575 at
         December 31, 1998 ..................................           (8,832)           (6,167)
Retained earnings ...........................................           63,819            59,067
                                                                  ------------      ------------
         Total stockholders' equity .........................           85,784            83,654
                                                                  ------------      ------------
Total liabilities and stockholders' equity ..................     $    174,971      $    156,948
                                                                  ============      ============


Note: The consolidated balance sheet at December 31, 1998, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                       Quarter Ended               Nine Months Ended
                                                                       September 30,                 September 30,
                                                                 -------------------------     -------------------------
In Thousands of Dollars, Except Per Share Data                      1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------
Net sales ..................................................     $   53,063     $   69,557     $  172,029     $  196,390
Cost of goods sold .........................................         45,009         54,220        148,730        153,144
                                                                 ----------     ----------     ----------     ----------

Gross profit ...............................................          8,054         15,337         23,299         43,246

Selling, general, and administrative expense ...............          4,366          4,992         13,842         14,062
                                                                 ----------     ----------     ----------     ----------

Operating income ...........................................          3,688         10,345          9,457         29,184

Interest expense (net) .....................................            705            589          1,854          1,109
                                                                 ----------     ----------     ----------     ----------

Income before income taxes .................................          2,983          9,756          7,603         28,075

Provision for income taxes .................................          1,074          3,854          2,851         11,170
                                                                 ----------     ----------     ----------     ----------

Net income .................................................     $    1,909     $    5,902     $    4,752     $   16,905
                                                                 ==========     ==========     ==========     ==========

Net income per common and common
   equivalent share - basic ................................     $      .12     $      .37     $      .31     $     1.06
                                                                 ==========     ==========     ==========     ==========

Weighted average common and common
   equivalent shares - basic ...............................         15,380         15,913         15,510         15,921
                                                                 ==========     ==========     ==========     ==========

Net income per common and common
   equivalent share - diluted ..............................     $      .12     $      .36     $      .30     $     1.02
                                                                 ==========     ==========     ==========     ==========

Weighted average common and common
   equivalent shares - diluted .............................         15,718         16,336         15,857         16,499
                                                                 ==========     ==========     ==========     ==========

Cash dividends declared per share ..........................     $       --     $       --     $       --     $       --
                                                                 ==========     ==========     ==========     ==========



                             See accompanying notes

                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    --------------------------
In Thousands of Dollars                                                                1999            1998
                                                                                    ----------      ----------

OPERATING ACTIVITIES
    Net income ................................................................     $    4,752      $   16,905
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
            Depreciation and amortization .....................................          5,895           4,137
            Provision for bad debts ...........................................             --             500
            Gain (loss) on disposal of assets .................................             --             (15)
            Changes in operating assets and liabilities:
                Accounts receivable ...........................................         (6,751)        (16,938)
                Inventory .....................................................        (10,434)         (1,328)
                Accounts payable and accrued liabilities ......................          2,089          (9,231)
                Other assets and liabilities ..................................           (235)           (216)
                Current income taxes payable ..................................          3,086           2,705
                                                                                    ----------      ----------

                   NET CASH USED IN OPERATING ACTIVITIES ......................         (1,598)         (3,481)
                                                                                    ----------      ----------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ................................         (7,378)        (26,179)
    Decrease in Long Term Investments .........................................              5             226
    Proceeds from Sale of Equipment ...........................................            132              12
                                                                                    ----------      ----------

                   NET CASH USED IN INVESTING ACTIVITIES ......................         (7,241)        (25,941)
                                                                                    ----------      ----------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable ...............................         11,300          31,800
    Purchases of Treasury Stock ...............................................         (2,665)         (2,859)
    Proceeds from issuance of common stock ....................................             43             414
                                                                                    ----------      ----------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES ..................          8,678          29,355
                                                                                    ----------      ----------

NET INCREASE/(DECREASE) IN CASH ...............................................           (161)            (67)
Cash at beginning of period ...................................................          1,431           1,165
                                                                                    ----------      ----------
Cash at end of period .........................................................     $    1,270      $    1,098
                                                                                    ==========      ==========


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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                   -------------   ------------
Raw materials..................................     $    5,898      $    6,152
Work-in-process ...............................          5,936           4,339
Finished goods ................................         33,522          23,356
                                                    ----------      ----------

                                                        45,356          33,847

Increase to LIFO cost .........................          4,255           6,637
                                                    ----------      ----------

                                                        49,611          40,484

Lower of Cost or Market Adjustment ............         (1,317)         (2,625)
                                                    ----------      ----------

                                                    $   48,294      $   37,859
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

The following table sets forth the computation of basic and diluted earnings per share:


                                                           Quarter Ended          Quarter Ended
                                                        September 30, 1999     September 30, 1998
                                                        ------------------     ------------------
Numerator:
         Net Income                                     $        1,909,000     $        5,902,000
                                                        ==================     ==================
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                15,380,148             15,912,527

Effect of dilutive securities:
         Employee stock options                                    337,981                423,780
                                                        ------------------     ------------------
Denominator for diluted earnings per share -
         weighted average shares                                15,718,129             16,336,307
                                                        ==================     ==================

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Nine Months Ended       Nine Months Ended
                                                        September 30, 1999     September 30, 1998
                                                        ------------------     ------------------
Numerator:
         Net Income                                     $        4,752,000     $       16,905,000
                                                        ==================     ==================
Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                15,509,990             15,920,751

Effect of dilutive securities:
         Employee stock options                                    347,412                577,820
                                                        ------------------     ------------------
Denominator for diluted earnings per share -
         weighted average shares                                15,857,402             16,498,571
                                                        ==================     ==================

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 1999, as computed under the Financing Agreement, was $64.8 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 1999, the balance outstanding under the Financing Agreement was $55.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization to 971,000. As of October 31, 1999, the Company had repurchased an aggregate of 971,000 shares of its common stock in the open market completing this program.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and nine month periods ended September 30, 1999 and 1998. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

         Net sales for the third quarter of 1999 amounted to $53.1 million compared with net sales of $69.6 million for the third quarter of 1998. This decrease was due to a decrease in the average sales price per copper pound of the Company's products and a 17% decrease in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was due to competitive pricing pressure for the Company's products. Sales volume of residential wire decreased whereas the sales volume of commercial products remained relatively constant during the third quarter of 1999 compared to the third quarter of 1998. The average sales price per copper pound of product sold was $1.45 in the third quarter of 1999, compared to $1.58 in the third quarter of 1998. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold decreased to $45.0 million in the third quarter of 1999 from $54.2 million in the third quarter of 1998. Copper costs decreased to $25.4 million in the third quarter of 1999 from $35.7 million in the third quarter of 1998. The average cost per copper pound purchased remained constant at $.79 in the third quarter of 1999 and 1998. Copper costs as a percentage of net sales decreased to 47.9% in the third quarter of 1999 from 51.4% in the third quarter of 1998. The differential between the price the Company pays per pound of copper purchased and the Company's net sales price per copper pound decreased in the third quarter of 1999 compared to the third quarter of 1998 because the average cost per copper pound purchased remained constant while the sales price per copper pound decreased. The decreased differential resulted from competitive pricing conditions. Other raw material costs as a percentage of net sales increased to 15.7% in the third quarter of 1999, compared with 13.0% in the third quarter of 1998. This increase is due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold decreased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased to 17.0% in the third quarter of 1999, compared with 13.7% in the third quarter of 1998, due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects and a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the third quarter of 1999 (as compared to the second quarter of 1999), necessitating a decrease in the LIFO reserve of $3.1 million and a corresponding increase in cost of goods sold. In the third quarter of 1998, the price of copper decreased necessitating an increase in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold of $995,000. At September 30, 1999, LIFO cost exceeded the market value of the inventory. The amount in which the September 30, 1999 LIFO cost exceeded the market value of the inventory was less than the amount established at June 30, 1999. Therefore, there was a reduction in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $872,000. The resulting lower of cost or market reserve at September 30, 1999 was $1.3 million. At September 30, 1998, LIFO cost exceeded the market value of the inventory. The amount in which the September 30, 1998 LIFO cost exceeded the market value of the inventory was more than the amount established at June 30, 1998. Therefore, there was an increase in the lower of cost or market reserve and an increase in the cost of goods sold in the amount of $886,000. The resulting lower of costs or market reserve at September 30, 1998 was $2.2 million. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory decreases in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Due to the items discussed above, gross profit decreased to $8.1 million, or 15.2% of net sales, for the third quarter of 1999 compared to $15.3 million, or 22.0% of net sales, for the third quarter of 1998.

         General and administrative expenses were $1.3 million, or 2.5% of net sales, in the third quarter of 1999 compared to $1.1 million, or 1.6% of net sales, in the third quarter of 1998. This increase in general and administrative expenses was due to increased expenses related to the Company's increased capacity. As a percentage of sales, this increase was caused by the increase in general and administrative costs as well as a decrease in the sales price per copper pound sold. There was no provision for bad debts in the third quarter of 1999 compared to $125,000 in the third quarter of 1998. Selling expenses for the third quarter of 1999 were $3.0 million, or 5.7% of net sales, compared to $3.7 million, or 5.4% of net sales, in the third quarter of 1998. Freight charges per copper pound of product shipped decreased because the Company shipped a greater percentage of its sales to geographic locations closer to the Company's plant in the third quarter of 1999 compared to the same quarter of 1998. This decrease was partially offset by the decrease in the sales price per copper pound sold.

         Net interest expense was $705,000 in the third quarter of 1999 compared to $589,000 in the third quarter of 1998. The increase was due to a higher average debt balance outstanding during the third quarter of 1999 than the comparable period during 1998, reduced by the capitalization of interest related to the

Company's copper rod fabrication facility and PVC manufacturing facility construction during the third quarter of 1998. This increase in average debt funded capital expenditures and additional working capital. The amount of working capital increased due to increased inventory and an increased accounts receivable balance.

         The Company's effective tax rate decreased to 36.0% in the third quarter of 1999 compared to 39.5% in the third quarter of 1998. The lower effective tax rate in 1999 is a result of the Company's restructuring completed in the third quarter of 1999.

         As a result of the foregoing factors, the Company's net income was $1.9 million in the third quarter of 1999 compared to $5.9 million in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Net sales for the first nine months of 1999 amounted to $172.0 million compared with net sales of $196.4 million for the first nine months of 1998. This decrease was due to a decrease in the average sales price per copper pound of the Company's products, offset in part by a 7% increase in the pounds of copper shipped during the period. The decrease in the average sales price per copper pound of the Company's products was caused by a 14% decrease in the average cost of copper from the first nine months of 1998 to the same period in 1999 and competitive pricing pressure on the Company's products in the first nine months of 1999. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of the Company's residential products remained relatively constant while the sales volume of the Company's commercial products increased during the first nine months of 1999 compared to the first nine months of 1998. The average sales price per copper pound of product sold was $1.33 in the first nine months of 1999, compared to $1.63 in the first nine months of 1998. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $148.7 million in the first nine months of 1999, compared to $153.1 million in the first nine months of 1998. Copper costs decreased to $88.9 million in the first nine months of 1999 from $102.9 million in the first nine months of 1998. The average cost per copper pound purchased decreased to $.72 in the first nine months of 1999 from $.83 in the first nine months of 1998. Copper costs as a percentage of net sales remained relatively constant at 51.7% in the first nine months of 1999 compared to 52.4% in the first nine months of 1998. The lower cost per copper pound of product sold in the first nine months of 1999 as compared to the same period of 1998 was partially offset by a slightly decreased differential between the price the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the first nine months of 1999 because the average cost per copper pound purchased decreased less than the sales price per copper pound. The decreased differential was a result of competitive pricing conditions in the first nine months of 1999. Other raw material costs as a percentage of net sales increased to 17.0% in the first nine months of 1999, compared with 14.4% in the first nine months of 1998. This increase is due to a decrease in the sales price per copper pound sold, as discussed above, as well as a slight increase in raw materials per pound of copper sold. Depreciation, labor and overhead costs as a percentage of net sales increased to 17.5% in the first nine months of 1999 compared to 12.2% in the first nine months of 1998, due to an increase in depreciation labor and overhead per pound of copper sold relating to the Company's expansion projects as well as a lower sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the first nine months of 1999, necessitating a decrease in the LIFO reserve of $1.7 million that resulted in a decrease to the inventory value and an increase in cost of goods sold. In the first nine months of 1998, the price of copper decreased, necessitating an increase in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold of $3.0 million. At September 30, 1999, LIFO cost exceeded the market value of the inventory. The amount in which the September 30, 1999 LIFO cost exceeded the market value of the inventory was less than the amount established at June 30, 1999. Therefore, there was a reduction in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $1.3 million. The resulting lower of cost or market reserve at September 30, 1999 was $1.3 million. At September 30, 1998, LIFO cost exceeded the market value of the inventory. The amount in which the September 30, 1998 LIFO cost exceeded the market value of the inventory was less than the amount established at December 31, 1997. Therefore, there was an increase in the lower of cost or market reserve and an increase in the cost of goods sold in the amount of $886,000. The resulting lower of cost or market reserve at September 30, 1998 was $2.2 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory decreases in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Due to the items discussed above, Gross profit decreased to $23.3 million, or 13.5% of net sales, for the first nine months of 1999 compared to $43.2 million, or 22.0% of net sales, for the first nine months of 1998.

         General and administrative expenses were $3.8 million, or 2.2% of net sales, in the first nine months of 1999 compared to $3.2 million, or 1.6% of net sales, in the first nine months of 1998. This increase in general and administrative expenses was due to increased expenses related to the Company's increased sales volume and capacity. As a percentage of sales, this increase was caused by the dollar increase in general and administrative costs as well as the decrease in the sales price per copper pound sold. There was no provision for bad debts in the first nine months of 1999 compared to $500,000 in the first nine months of 1998. Selling expenses for the first nine months of 1999 were $10.1 million, or 5.9% of net sales, compared to $10.4 million, or 5.3% of net sales, in the first nine months of 1998. Freight charges per copper pound of product shipped decreased slightly because the Company shipped a greater percentage of its sales to geographic locations closer to the Company's plant in the first nine months of 1999 compared to the same period of 1998. This decrease was offset in part by the decrease in the sales price per copper pound sold.

         Net interest expense increased to $1.9 million in the first nine months of 1999 compared to $1.1 million in the first nine months of 1998. The increase was due to a higher average debt balance outstanding during the first nine months of 1999 than the comparable period during 1998, reduced by the capitalization of interest related to the Company's copper rod fabrication facility and PVC manufacturing facilities construction in the first nine months of 1998. This increase in average debt outstanding funded capital expenditures and additional working capital. As a result of the decreased cost of copper in the first nine months of 1999 compared to the comparable period of 1998, the amount of working capital necessary for inventory decreased, but was offset by increased quantities of inventory and an increased accounts receivable balance.

         The Company's effective tax rate decreased to 37.5% in the first nine months of 1999 compared to 39.8% in the first nine months of 1998. This decrease was due to the accrual for a non deductible penalty in the first nine months of 1998 (See Part II - Item 1. Legal Proceedings). Without the accrual of this amount, the Company's effective tax rate in the first nine months of 1998 would have been 39.5%. Additionally, in the third quarter of 1999, the Company completed an internal restructuring that contributed to the reduction in its effective tax rate.

         As a result of the foregoing factors, the Company's net income decreased to $4.8 million in the first nine months of 1999 from $16.9 million in the first nine months of 1998.

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

         Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 1999, as computed under the Financing Agreement, was $64.8 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 1999, the balance outstanding under the Financing Agreement was $55.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         Cash used by operations was $1.6 million in the first nine months of 1999 compared to $3.5 million in the first nine months of 1998. This decrease in cash used by operations is primarily the result of a decrease in net income and an increase in inventory quantities in the first nine months of 1999 compared to 1998 offset by lower copper prices and by a smaller increase in accounts receivable during the first nine months of 1999 compared to 1998. Cash used in investing activities decreased from $25.9 million in the first nine months of 1998 to $7.2 million in the first nine months of 1999. In both periods, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's vertical integration projects that are discussed in the following paragraph. The decrease in cash provided by financing activities was due primarily to borrowings in the first nine months of 1999 amounting to less that the borrowings in the first nine months of 1998, the proceeds of which were used to fund the activities discussed above.

         Through the remainder of 1999, the Company expects to expend capital for additional manufacturing equipment for its residential and commercial wire operations. In addition, the Company plans to complete the construction of its new facility to manufacture polyvinyl chloride ("PVC"), which was substantially complete at September 30, 1999. This PVC manufacturing facility will allow the Company to produce its own PVC instead of purchasing it from outside sources. During 1998, the Company completed the construction of its copper rod fabrication facility, which allows the Company to manufacture a portion of its own copper rod requirements instead of purchasing rod from outside vendors. The Company believes that both of these vertical integration projects will reduce the cost of the Company's raw materials. The total capital expenditures in 1999 associated with the PVC facility and the additional manufacturing equipment are estimated to be approximately $10.0 million. The Company also expects its working capital requirements to increase during 1999 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of additional wire products will continue to grow. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization to 971,000. As of October 31, 1999, the Company had repurchased an aggregate of 971,000 shares of its common stock in the open market completing this program.

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

         The Company has completed its review of the impact of the year 2000 issue on the Company's information systems and support systems, including hardware and software used in the manufacture and distribution of its products. Based on the Company's inventory and assessment of its systems, the Company does not believe that any modifications to or replacement of its information technology or other systems are necessary as a result of the year 2000 problem. Unrelated to any potential year 2000 issues, the Company has replaced its financial accounting software. This software became operational in the third quarter of 1999 and is fully Year 2000 compliant.

         The Company continues communications with its significant third party suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to correct their own year 2000 issues. The Company intends to continue such communications throughout 1999. The Company does not participate in any electronic data interchange with any of its principal vendors and only participates with a limited number of customers. As a result, the Company's vulnerability to third party Year 2000 failures should be limited. The Company believes its significant trading partners have addressed year 2000 issues, but their failure to do so could have a material adverse effect on the Company's operations.

         The Company developed a contingency plan for dealing with the most reasonably likely worst case year 2000 scenario. The Company currently plans to implement the steps necessary to carry out the contingency plan by December 31, 1999.

         The Company believes that the cost of its year 2000 identification, assessment, remediation and testing efforts will not exceed $100,000, and, to date, the Company has incurred costs significantly less than that amount in connection with such efforts. The costs and timing of such efforts by the Company are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, availability of key year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen year 2000 complications.

         While the Company believes its efforts to address the year 2000 issue will allow the Company to successfully avoid any material adverse effect on the Company's operations or financial condition, it recognizes that failure by the Company, its customers or vendors to resolve adequately year 2000 problems on a timely basis could, in a most reasonably likely worst case scenario, limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with infrastructure failures.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         10.1 Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999.

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


                                             ENCORE WIRE CORPORATION
                                 ----------------------------------------------
                                                  (Registrant)


Date: November 14, 1999                        /s/ Vincent A. Rego
                                 ----------------------------------------------
                                                Vincent A. Rego,
                                             Chief Executive Officer


Date: November 14, 1999                        /s/ Daniel L. Jones
                                 ----------------------------------------------
                                           Daniel L. Jones, President
                                             Chief Operating Officer


Date: November 14, 1999                        /s/ Scott D. Weaver
                                 ----------------------------------------------
                                   Scott D. Weaver, Vice President - Finance,
                                             Treasurer and Secretary
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.1           Financing Agreement by and among Encore Wire Limited, as
                 Borrower, Bank of America, National Association, as Agent, and
                 Bank of America, National Association, and Comerica Bank-Texas,
                 as Lenders, dated August 31, 1999.

  27             Financial Data Schedule