Form 10-K405
period 1999-12-31
ENCORE WIRE CORP /DE/
filed 2000-03-27
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

               For the transition period from         to
                                              -------    -------

                         Commission File Number: 020278

                             ENCORE WIRE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                               75-2274963
        (State of incorporation)            (I.R.S. Employer Identification No.)

           1410 MILLWOOD ROAD
            MCKINNEY, TEXAS                               75069
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

Aggregate market value of Common Stock held by nonaffiliates as of March 10, 2000: $ 73,621,562


Number of shares of Common Stock outstanding as of March 10, 2000: 15,227,122

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 2000 annual meeting of stockholders -- Part III

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.....................................................................................................   1
      ITEM 1.    BUSINESS..................................................................................   1
                 General...................................................................................   1
                 Strategy..................................................................................   1
                 Products..................................................................................   2
                 Manufacturing.............................................................................   2
                 Customers.................................................................................   3
                 Marketing and Distribution................................................................   3
                 Employees.................................................................................   4
                 Raw Materials.............................................................................   4
                 Competition...............................................................................   4
                 Patent Matters............................................................................   5
      ITEM 2.    PROPERTIES................................................................................   5
      ITEM 3.    LEGAL PROCEEDINGS.........................................................................   5
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   5
                  EXECUTIVE OFFICERS OF THE COMPANY........................................................   5

PART II....................................................................................................   7
      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................   7
      ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA......................................................   8
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....   9
                 General...................................................................................   9
                 Results of Operations.....................................................................   9
                 Liquidity and Capital Resources...........................................................  12
                 Impact of Year 2000.......................................................................  13
                 Information Regarding Forward Looking Statements..........................................  13
      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................  14
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................  14

      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......  26

PART III...................................................................................................  26
      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...........................................  26
      ITEM 11.   EXECUTIVE COMPENSATION....................................................................  26
      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................  26
      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS......................................  26

PART IV....................................................................................................  26
      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.................................................................................  26

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Encore Wire Corporation is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, as well as building wire for electrical distribution in commercial and industrial buildings. Based upon the latest available U.S. Department of Commerce data, the Company's share of the market for residential wire was approximately 15% in 1997. Based on the same information, the Company's share of the market for the commercial wire that it manufactures was approximately 8% in 1997. Although the Department of Commerce has not released the 1998 data, the Company believes its market share rankings are substantially similar to those in 1997.

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

     In 1999, the Company restructured its operations by transferring its operations into Encore Wire Limited, a new Texas limited partnership ("Encore Wire Limited"). The general partner of Encore Wire Limited is EWC GP Corp., a Delaware corporation domiciled in Texas and a wholly-owned subsidiary of the Company and the limited partner is EWC LP Corp., a Delaware corporation domiciled in Nevada and a wholly-owned subsidiary of the Company. As a result of the restructuring, the Company's operations are conducted by Encore Wire Limited.

     The Company is a Delaware corporation with its principal executive offices and plant located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms "Company" and "Encore" refer to Encore Wire Corporation and its consolidated entities, including Encore Wire Limited.

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

PRODUCTS

     Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Its commercial product line consists primarily of THHN, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company's NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock keeping units (SKUs) of residential wire and between 3,000 and 3,500 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

     Insulating. Insulating is the process of extruding first PVC and then nylon (where applicable) over the solid or stranded wire.

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

CUSTOMERS

     Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company now sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the June 1999 issue of Electrical Wholesaling magazine. No customer accounted for more than eight percent of net sales in 1999.

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

     Encore maintains most of its product inventory at its plant in McKinney, Texas. At December 31, 1999, it held approximately 89% of its finished goods inventory at that location. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at the warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 1999, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Cincinnati, OH; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Norcross, Georgia; Orlando, Florida; Pittsburgh, Pennsylvania; and San Francisco, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

     Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

     The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The Company determines customers' credit limits. The Company's bad debt experience was .01%,
 .35% and .05% of net sales in 1999, 1998 and 1997, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

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

     As of December 31, 1999, Encore had 424 employees, of whom 355 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

     The principal raw materials used by Encore in manufacturing its products are copper cathode, copper rod, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various polyvinyl chloride ("PVC") thermoplastic compounds. These raw materials primarily include PVC resin, clay and plasticiser.

     The Company began production from its copper rod fabrication facility in June 1998. Prior to completion of the new copper rod fabrication facility, the Company used copper rod purchased from others to manufacture its wire and cable products. Following completion of the new facility, the Company continued to purchase significant amounts of copper rod from others pursuant to existing annual purchase commitments. In 1999, the new copper rod fabrication facility manufactured the majority of the Company's copper rod requirements. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others.

     In 1999, the Company completed a new facility to manufacture PVC. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company's wire and cable products. The raw materials include PVC resin, clay and plasticiser. During 1999, this facility produced less than half of the Company's PVC requirements. It is anticipated that the percentage of the Company's requirements supplied by the facility will significantly increase in future periods.

COMPETITION

     The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, which have substantially greater resources than the Company and offer more complete lines of electrical wire and cable products. The Company's competitors include Southwire Corporation, Essex Wire and Cable (a subsidiary of Superior Telecom, Inc.) and BICCGeneral. These competitors are vertically integrated insofar as they possess rod fabrication facilities and plastic compounding operations.

     The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, pricing, order fill rate and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all these factors.

     Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign owned facilities located in the U.S. The Company has encountered no significant competition from imports of residential or commercial wire. The Company believes this is because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products.

PATENT MATTERS

     Encore neither has no, nor is seeking any, patents, believing instead that the success of its manufacturing operations is dependent on its marketing abilities, technical competence and customer service.

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

     The Company's ultimate liabilities, cost and expenses paid and accrued in relation to the federal storm water discharge enforcement action and other EPA liabilities have been finally determined and were not material to the operations of the Company. The sum of $124,950 has been paid in settlement of all potential liability related to the EPA claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding Encore's executive officers including their respective ages at March 19, 1999 is set forth below.

Name                   Age           Position with Company
----                   ---           ---------------------
Vincent A. Rego        76            Chairman of the Board of Directors,
                                     and Chief Executive Officer

Donald E. Courtney     69            Vice Chairman of the Board of
                                     Directors

Daniel L. Jones        36            President, Chief Operating Officer,
                                     and Member of the Board of Directors

David K. Smith         40            Vice President -- Operations

Scott D. Weaver        41            Vice President -- Finance, Treasurer
                                     and Secretary

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

     Mr. Smith has been Vice President -- Operations of Encore since 1992. From 1984 until joining the Company in 1990, General Cable Corporation (now known as BICCGeneral) employed Mr. Smith.

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

     All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board or until their respective successors are chosen and qualified.

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

                                                                          HIGH        LOW
                                                                          ----        ---
1999

  First Quarter .....................................................     12 13/16    7 3/4

  Second Quarter.....................................................     12          7 7/8

  Third Quarter......................................................     12          9

  Fourth Quarter.....................................................     9 1/4       6 1/2


1998

  First Quarter......................................................     22          16 11/16

  Second Quarter.....................................................     27 5/16     13 5/8

  Third Quarter......................................................     20 1/2      9 1/4

  Fourth Quarter.....................................................     16 1/2      6 3/4


     On March 10, 2000, the last reported sale price of the Common Stock was $6.75 per share. As of March 10, 2000, there were 131 record holders of the Common Stock. The Company estimates that there were approximately 4,000 beneficial holders of the Common Stock.

     The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                               YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               1999         1998         1997         1996        1995
                                            ---------    ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

  Net sales .............................   $ 229,670    $ 244,044    $ 254,640    $ 179,132    $ 151,308

  Cost of goods sold ....................     197,636      195,060      201,323      153,448      140,323
                                            ---------    ---------    ---------    ---------    ---------

    Gross profit ........................      32,034       48,984       53,317       25,684       10,985

  Selling, general and administrative
    expenses ............................      18,742       18,083       16,236       12,413       10,255
                                            ---------    ---------    ---------    ---------    ---------

  Operating income ......................      13,292       30,901       37,081       13,271          730

  Other income (expense):

    Interest and other income ...........         104          145          142           92          108

    Interest expense ....................      (2,922)      (1,876)      (1,367)      (1,722)      (1,724)
                                            ---------    ---------    ---------    ---------    ---------

  Income (loss) before income taxes .....      10,474       29,170       35,856       11,641         (886)

  Income tax expense (benefit) ..........       3,880       11,602       14,163        4,482         (341)
                                            ---------    ---------    ---------    ---------    ---------

  Net income (loss) .....................   $   6,594    $  17,568    $  21,693    $   7,159    $    (545)
                                            =========    =========    =========    =========    =========

  Net income (loss) per common and common
    Equivalent share - diluted ..........   $    0.42    $    1.07    $    1.32    $    0.45    $   (0.03)
                                            =========    =========    =========    =========    =========

  Weighted average common and common
    Equivalent shares - diluted .........      15,713       16,388       16,482       15,867       15,900


                                                                     DECEMBER 31,
                                            -------------------------------------------------------------
                                               1999        1998          1997        1996         1995
                                            ---------    ---------    ---------    ---------    ---------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:

  Working capital .......................   $  74,228    $  52,825    $  43,710    $  39,137    $  35,560

  Total assets ..........................     182,389      156,948      128,755       91,068       84,655

  Long-term debt, net of
    Current portion .....................      60,600       44,000       22,200       18,500       23,000

  Stockholders' equity ..................      87,423       83,655       70,010       46,899       40,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 60.6%, 66.2%, 73.8%, 77.4% and 76.8% of the Company's cost of goods sold during fiscal 1999, 1998, 1997, 1996 and 1995, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

     The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.


                                                YEAR ENDED DECEMBER 31,
                                               -------------------------
                                               1999       1998     1997
                                               -----     -----     -----
Net sales ..................................   100.0%    100.0%    100.0%
Cost of goods sold:
    Copper .................................    52.1      52.9      58.4
    Other raw materials ....................    15.7      14.3      12.3
    Depreciation ...........................     3.3       2.3       1.5
    Labor and overhead .....................    14.5      11.5       7.5
    LIFO adjustment ........................     1.5      (1.6)     (1.1)
    Lower of cost or market adjustment .....    (1.1)      0.6       0.5
                                               -----     -----     -----
                                                86.0      80.0      79.1
                                               -----     -----     -----
Gross profit ...............................    14.0      20.0      20.9
Selling, general and administrative              8.2       7.4       6.3
expenses ...................................   -----     -----     -----
Operating income ...........................     5.8      12.6      14.6
Interest expense, net ......................     1.2       0.7       0.5
                                               -----     -----     -----

Income before income taxes .................     4.6      11.9      14.1
Income tax expense .........................     1.7       4.7       5.6
                                               -----     -----     -----

Net income .................................     2.9%      7.2%      8.5%
                                               =====     =====     =====

     The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 1999, 1998 and 1997. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

     Net sales were $229.7 million in 1999, compared to $244.0 million in 1998 and $254.6 million in 1997. The decrease in 1999 from 1998, which was partially offset by a 9.5% increase in sales volume, was due primarily to a 9% decrease in the average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. The decrease from 1997 to 1998 was due primarily to a 16% increase in sales volume offset by a 26% decrease in the average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increases were due to several factors, including increases in customer acceptance and product availability. In 1999, the Company continued to expand sales to some existing customers and increased the number of customers to which it sold its products. The Company currently sells its products to more than 50% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the June 1999 issue of Electrical Wholesaling magazine. The average sales price per copper pound of product sold was $1.37 in 1999 compared to $1.60 in 1998 and $1.93 in 1997. The changes each year are primarily a result of changing price competition and changing copper raw material prices. The average price per copper pound paid by the Company in 1999, 1998 and 1997 was $.74, $.81 and $1.09, respectively.

     Cost of goods sold was $197.6 million in 1999, compared to $195.0 million in 1998 and $201.3 million in 1997. Copper costs decreased to $119.8 million in 1999 from $129.3 million in 1998 and $148.6 million in 1997. The average cost per copper pound purchased was $.74 in 1999, $.81 in 1998 and $1.09 in 1997. Copper costs as a percentage of net sales decreased to 52.1% in 1999 from 52.9% in 1998 and 58.4% in 1997. The decrease as a percentage of net sales was due primarily to an decreasing differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound sold. This differential has decreased primarily due to competitive pricing for the Company's products. Other raw material costs as a percentage of net sales were 15.7%, 14.3% and 12.3% in 1999, 1998 and 1997, respectively. The increase is due primarily to the Company's sales price per copper pound sold decreasing (as discussed above) while the cost of other raw materials per pound of copper sold remained relatively constant. Depreciation, labor and overhead costs as a percentage of net sales were 17.8% in 1999, compared to 13.8% in 1998 and 9.0% in 1997. The increases in 1999 and 1998 were due primarily to expenses relating to increasing the Company's production capacity and vertical integration projects (copper rod fabrication facility and PVC manufacturing facility). Additionally, these expense items increased as a percentage of sales, due to a decrease in the sales price per copper pound sold (as discussed above) combined with an increase in the overhead and depreciation per copper pound sold.

     Inventories are stated at the lower of cost, using the last in, first out
(LIFO) method, or market. The Company changed its method of accounting for inventories to the LIFO method on January 1, 1992. The Company believes that the LIFO method more fairly presents its results of operations by matching current costs with current revenues. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the cost of copper during 1997 (specifically at the end of 1997), the value of all inventory at December 31, 1997 using the LIFO method was greater than its FIFO value by approximately $2,629,000, resulting in a corresponding decrease in the cost of goods sold of $2,751,000, including the reversal of the $122,000 difference at December 31, 1996. At December 31, 1997, LIFO value exceeded the market value of the inventory by $1,278,000, thereby necessitating a $1,278,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $1,473,000. As a result of further decreases in the cost of copper during 1998, the value of all inventory at December 31, 1998 using the LIFO method was greater than its FIFO value by approximately $6,637,000, resulting in an additional decrease in the cost of goods sold of $4,008,000. At December 31, 1998, LIFO value exceeded the market value of the inventory by $2,625,000, thereby necessitating an additional $1,347,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $2,661,000. Although average copper costs during 1999 were lower than 1998, the cost at the end of 1999 was higher than the cost at the end of 1998. As a result of increases in the cost of copper during 1999 (specifically at the end of 1999), the value of all inventory at December 31, 1999 using the LIFO method was greater than its FIFO value by approximately $3,276,000, resulting in a corresponding increase in the cost of goods sold of $3,360,833. At December 31, 1999, LIFO value exceeded the market value of the inventory by $159,000, thereby necessitating a reversal of the previously established lower of cost or market reserve in the amount of $2,465,000 and a corresponding decrease in the cost of goods sold. The net of these two adjustments increased cost of goods sold by $263,000. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

     Gross profit decreased to $32.0 million, or 14.0% of net sales, in 1999 from $48.9 million, or 20.0% of net sales, in 1998 and $53.3 million, or 20.9% of net sales, in 1997. The changes in gross profit were due to the factors discussed above.

     General and administrative expenses were $5.2 million in 1999, $5.0 million in 1998 and $3.8 million in 1997. As a percentage of net sales, general and administrative expenses were 2.3% in 1999, 2.0% in 1998 and 1.5% in 1997. In 1999 and 1998, general and administrative costs increased due to increased costs relating to higher sales volumes. These higher costs increased as a percentage of sales due to a lower sales price per copper pound as discussed above. Selling expenses, which include freight and sales commissions, were $13.5 million in 1999, $13.0 million in 1998 and $12.4 million in 1997. As a percentage of net sales, selling expenses were 5.9% in 1999, 5.3% in 1998 and 4.9% in 1997. The changes in these items, as a percentage of sales, is due primarily to freight charges remaining relatively constant per copper pound of product shipped while the sales price per copper pound sold decreased as discussed above.

     Interest expense increased to $2,922,000 in 1999 from $1,876,000 in 1998 and $1,367,000 in 1997. The increase is due primarily to the increase in debt relating to capital expenditures during these periods including the construction of the Company's copper rod fabrication facility and PVC manufacturing facility. In addition, the Company used debt to finance common stock repurchases in 1998 and 1999. The Company capitalized interest expense relating to the construction of assets in the amounts of $330,000 in 1999, $570,000 in 1998 and $374,000 in
1997.

     The Company's effective tax rate decreased in 1999 to 37.0% as a result of an entity restructuring. It remained constant at 39.5% in 1998 and 1997.

     As a result of the foregoing factors, the Company's net income was $6.6 million in 1999, $17.6 million in 1998 and $21.7 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash flow activities.

                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1999        1998        1997
                                                 --------    --------    --------
                                                          (In thousands)

Net income ...................................   $  6,594    $ 17,567    $ 21,693

Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
    Depreciation and amortization ............      8,088       5,937       4,060
    Other non-cash items .....................      2,993       2,760         469
    Increase in accounts receivable,
     inventory and other assets ..............    (24,964)     (2,226)    (14,709)
    Increase in trade accounts payable,
     accrued liabilities and other
     liabilities .............................      2,085      (8,580)     10,225
Net cash provided by (used in) operating         --------    --------    --------
 activities ..................................     (5,206)     15,458      21,738

Investing activities:
    Purchases of property, plant and
    equipment (net) ..........................     (8,744)    (33,068)    (26,952)

Financing activities:
    Increase in indebtedness, net ............     16,600      21,800       3,700
    Issuances of common stock ................         65         635       1,517
    Purchase of treasury stock ...............     (2,891)     (4,558)        (99)
                                                 --------    --------    --------
Net cash provided by financing
 activities ...................................    13,774      17,877       5,118
                                                 --------    --------    --------
Net increase (decrease) in cash ..............   $   (176)   $    267    $    (96)
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

     Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 1999, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 1999. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At December 31, 1999, the balance outstanding under the Financing Agreement was $60.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

     In March 1995, the Board of Directors authorized the Company to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Purchases made pursuant to this common stock authorization were made in the open market or through privately negotiated transactions. As of December 31, 1999, the Company had repurchased an aggregate of 1,006,000 shares of its common stock in the open market pursuant to this program and subsequent Board authorization. The weighted average cost of these shares was $9.00 per share. The Company purchased an aggregate of 303,425 shares under this authorization during 1999.

     Cash used in operations was $5.2 million in 1999 compared to cash provided by operations of $15.5 million in 1999 and $21.7 million in 1998. The changes from 1998 to 1999 were due primarily to changes in the Company's net income and increases in accounts receivable and inventory. Cash used in investing activities decreased to $8.7 million in 1999 from $33.1 million in 1999 and $26.9 million in 1998. These funds were used primarily to increase the Company's production capacity, including the construction of the Company's new copper rod fabrication facility, PVC manufacturing facility and distribution center. The cash provided by financing activities was primarily due to increases in the amount of indebtedness provided by additional borrowings on the Company's loan facility. Cash provided by financing activities was reduced by $2.9 million in 1999, $4.6 million in 1998 and $99,000 in 1997, as a result of the purchase of treasury stock. Cash provided by financing activities was increased by $65,000 in 1999, $635,000 in 1998, and $1.5 million in 1997 as the result of the issuance of common stock.

     During 1999, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The total capital expenditures associated with these capital expenditures are estimated not to exceed $7.5 million. The Company also expects its working capital requirements to increase during 2000 as a result of continued increases in sales and potential increases in the cost of copper. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks will satisfy working capital and capital expenditure requirements for the next twelve months.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of these planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes its systems successfully responded to the Year 2000 date change. The Company expensed less than $50,000 during 1999 directly in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     The Company purchases copper cathode and copper rod primarily from producers and merchants at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company's financial results.

     Interest rate risk is attributable to the Company's long-term debt. Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The amounts outstanding under the Financing Agreement are payable on May 31, 2001, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election. At December 31, 1999, the balance outstanding under the Financing Agreement was $60.6 million, and the average interest rate was 6.993%. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

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

                         Report of Independent Auditors


Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

Dallas, Texas
January 28, 2000

                             Encore Wire Corporation

                           Consolidated Balance Sheets

                                                                                DECEMBER 31
                                                                            1999            1998
                                                                       -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,255,915    $   1,431,536
   Accounts receivable, net of allowance for losses of $485,156 and
     $500,000 in 1999 and 1998, respectively                              46,592,413       37,945,765
   Inventories (Note 2)                                                   54,638,357       37,859,917
   Prepaid expenses and other                                                367,690          246,899
   Current taxes receivable                                                       --          581,783
                                                                       -------------    -------------
Total current assets                                                     102,854,375       78,065,900

Property, plant, and equipment - at cost:
   Land                                                                    3,583,329        3,568,329
   Construction-in-progress                                                2,190,627       12,296,115
   Buildings and improvements                                             26,003,321       25,363,242
   Machinery and equipment                                                74,051,866       56,873,800
   Furniture and fixtures                                                  1,865,323        1,212,235
                                                                       -------------    -------------
                                                                         107,694,466       99,313,721

   Accumulated depreciation and amortization                             (28,304,905)     (20,653,774)
                                                                       -------------    -------------
                                                                          79,389,561       78,659,947

Other assets                                                                 145,035          222,535
                                                                       -------------    -------------
Total assets                                                           $ 182,388,971    $ 156,948,382
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  18,081,545    $  16,847,937
   Accrued liabilities (Note 3)                                            8,212,761        7,876,908
   Current income taxes payable                                              514,366               --
   Current deferred income taxes (Note 5)                                  1,818,057          516,000
                                                                       -------------    -------------
Total current liabilities                                                 28,626,729       25,240,845

Noncurrent deferred income taxes (Note 5)                                  5,739,550        4,052,934
Long-term note payable (Note 4)                                           60,600,000       44,000,000

Stockholders' equity (Note 4 and 6):
   Convertible preferred stock, $.01 par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares -16,337,922 in 1999 and
       16,304,129 in 1998                                                    163,379          163,041
   Additional paid-in capital                                             30,655,663       30,591,061
   Treasury Stock, at cost - 1,006,000 in 1999 and 702,575 in 1998        (9,057,353)      (6,166,525)
   Retained earnings                                                      65,661,003       59,067,026
                                                                       -------------    -------------
Total stockholders' equity                                                87,422,692       83,654,603
                                                                       -------------    -------------
Total liabilities and stockholders' equity                             $ 182,388,971    $ 156,948,382
                                                                       =============    =============

See accompanying notes.

                             Encore Wire Corporation

                        Consolidated Statements of Income


                                                                 YEAR ENDED DECEMBER 31
                                                         1999             1998            1997
                                                    -------------    -------------    -------------
Net sales                                           $ 229,669,808    $ 244,044,135    $ 254,639,993
Cost of goods sold                                    197,635,985      195,059,722      201,323,137
                                                    -------------    -------------    -------------
Gross profit                                           32,033,823       48,984,413       53,316,856

Selling, general, and administrative expenses          18,741,589       18,083,414       16,235,787
                                                    -------------    -------------    -------------
Operating income                                       13,292,234       30,900,999       37,081,069

Other income (expense):
   Interest and other income                              103,605          145,056          141,836
   Interest expense                                    (2,921,762)      (1,876,315)      (1,367,068)
                                                    -------------    -------------    -------------
Income before income taxes                             10,474,077       29,169,740       35,855,837
Income tax expense (Note 5)                             3,880,100       11,602,400       14,163,062
                                                    -------------    -------------    -------------
Net income                                          $   6,593,977    $  17,567,340    $  21,692,775
                                                    =============    =============    =============

Weighted average common shares - basic (Note 7)        15,468,107       15,843,591       15,791,856
                                                    =============    =============    =============

Basic earnings per common share                     $        0.43    $        1.11    $        1.37
                                                    =============    =============    =============

Weighted average common shares - diluted (Note 7)      15,713,491       16,388,259       16,481,925
                                                    =============    =============    =============

Diluted earnings per common share                   $        0.42    $        1.07    $        1.32
                                                    =============    =============    =============


See accompanying notes.

                             Encore Wire Corporation

                 Consolidated Statements of Stockholders' Equity


                                                                    ADDITIONAL
                                              COMMON STOCK            PAID-IN         TREASURY        RETAINED
                                         SHARES         AMOUNT        CAPITAL          STOCK          EARNINGS         TOTAL
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1996             7,112,917   $     71,129   $ 28,528,910    $ (1,509,011)   $ 19,807,985    $ 46,899,013
   Proceeds from exercise of stock
     options                                98,520            985        810,547              --              --         811,532
   Purchase of treasury stock                   --             --             --         (99,379)             --         (99,379)
   Tax benefit on exercise of stock
     options                                    --             --        706,463              --              --         706,463
   Stock split                           3,586,948         35,869        (35,869)             --            (336)           (336)
   Net income                                   --             --             --              --      21,692,775      21,692,775
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1997            10,798,385        107,983     30,010,051      (1,608,390)     41,500,424      70,010,068
   Proceeds from exercise of stock          80,425            804        412,983              --              --         413,787
     options
   Purchase of treasury stock                   --             --             --      (4,558,135)             --      (4,558,135)
   Tax benefit on exercise of stock
     options                                    --             --        222,281              --              --         222,281
   Stock split                           5,425,319         54,254        (54,254)             --            (738)           (738)
   Net income                                   --             --             --              --      17,567,340      17,567,340
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1998            16,304,129        163,041     30,591,061      (6,166,525)     59,067,026      83,654,603
   Proceeds from exercise of stock
     options                                33,793            338         42,977              --              --          43,315
   Purchase of treasury stock                   --             --             --      (2,890,828)             --      (2,890,828)
   Tax benefit on exercise of stock
     options                                    --             --         21,625              --              --          21,625
   Net income                                   --             --             --              --       6,593,977       6,593,977
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1999            16,337,922   $    163,379   $ 30,655,663    $ (9,057,353)   $ 65,661,003    $ 87,422,692
                                      ============   ============   ============    ============    ============    ============


See accompanying notes.

                             Encore Wire Corporation

                      Consolidated Statements of Cash Flows


                                                                         YEAR ENDED DECEMBER 31
                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES
Net income                                                    $  6,593,977    $ 17,567,340    $ 21,692,775
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               8,088,037       5,937,397       4,060,125
     Provision for bad debts                                            --         650,000         340,869
     Deferred income taxes                                       2,988,673       2,122,090         127,844
     (Gain) loss on disposal of assets                               3,904         (11,942)          2,154
     Changes in operating assets and liabilities:
       Accounts receivable                                      (8,646,648)      5,706,342     (11,411,105)
       Inventories                                             (16,778,440)     (7,263,186)     (3,348,802)
       Prepaid expenses and other                                 (120,791)        (87,996)         50,821
       Current income taxes receivable                             581,783        (581,783)             --
       Trade accounts payable                                    1,233,608      (6,531,734)      7,822,083
       Accrued liabilities                                         335,853        (371,108)      2,082,636
       Current income taxes payable                                514,366      (1,677,402)        318,539
                                                              ------------    ------------    ------------
Net cash (used in) provided by operating activities             (5,205,678)     15,458,018      21,737,939

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                     (8,939,393)    (33,302,363)    (26,621,051)
Increase in long term investments                                    4,500              --          (4,180)
(Increase) decrease in deposits                                     73,000         188,560        (343,415)
Proceeds from sale of equipment                                    117,838          45,450          16,000
                                                              ------------    ------------    ------------
Net cash used in investing activities                           (8,744,055)    (33,068,353)    (26,952,646)

FINANCING ACTIVITIES
Increase in long-term note payable                              16,600,000      21,800,000       3,700,000
Proceeds from issuance of common stock, net                         64,940         635,330       1,517,659
Purchase of treasury stock                                      (2,890,828)     (4,558,135)        (99,379)
                                                              ------------    ------------    ------------
Net cash provided by financing activities                       13,774,112      17,877,195       5,118,280
                                                              ------------    ------------    ------------

Net increase (decrease) in cash                                   (175,621)        266,860         (96,427)
Cash at beginning of year                                        1,431,536       1,164,676       1,261,103
                                                              ------------    ------------    ------------
Cash at end of year                                           $  1,255,915    $  1,431,536    $  1,164,676
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

Copper, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper accounted for approximately 60.6%, 66.2%, and 73.8% of its cost of goods sold during 1999, 1998, and 1997, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record an additional lower of cost or market adjustment against the related inventory balance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been reclassed to conform to current year presentation.

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

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company charged off accounts receivable of $27,343 and $859,830 in 1999 and 1998, respectively.

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

REVENUE RECOGNITION

Revenue from the sale of the Company's products is recognized upon shipment to the customer.

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

2. INVENTORIES

Inventories consist of the following at December 31:

                                         1999            1998
                                     ------------    ------------
Raw materials                        $  9,014,495    $  6,152,026
Work-in-process                         5,961,346       4,339,609
Finished goods                         36,545,571      23,355,863
                                     ------------    ------------
                                       51,521,412      33,847,498
Adjust to LIFO cost                     3,276,378       6,637,212
Lower of cost or market adjustment       (159,433)     (2,624,793)
                                     ------------    ------------
                                     $ 54,638,357    $ 37,859,917
                                     ============    ============

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                          1999            1998
                                     ------------    ------------
Sales volume discounts payable       $  4,800,813    $  5,073,488
Property taxes payable                  1,643,402       1,015,951
Commissions payable                       693,547         349,297
Other accrued liabilities               1,074,999       1,438,172
                                     ------------    ------------
                                     $  8,212,761    $  7,876,908
                                     ============    ============

4. LONG-TERM NOTE PAYABLE

On August 31, 1999, the Company signed a new Financing Agreement with a bank to provide for a maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials inventories as defined in the Financing Agreement (approximately $68.2 million at December 31, 1999). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 1999, the balance outstanding under the revolving credit facility was $60.6 million. Amounts outstanding under the facility are payable on May 31, 2001, with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election (average interest rate at December 31, 1999 was 6.993%). Each of the interest rate options includes a premium dependent upon the Company's financial performance.

The Company paid interest totaling $2,831,275, $1,957,269, and $1,761,660 in 1999, 1998, and 1997, respectively. The Company capitalized $329,738 and $570,136 of interest in 1999 and 1998, respectively, relating to the construction of the distribution center, rod mill, and plastics mill.

5. INCOME TAXES

The provisions for income tax expense are summarized as follows:

                                          1999          1998          1997
                                       -----------   -----------   -----------
Current:
   Federal                             $   802,604   $ 8,181,896   $12,108,230
   State                                    88,823     1,298,414     1,926,988
Deferred                                 2,988,673     2,122,090       127,844
                                       -----------   -----------   -----------
                                       $ 3,880,100   $11,602,400   $14,163,062
                                       ===========   ===========   ===========

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:

                                           1999         1998           1997
                                       -----------   -----------   -----------
Amount computed using the
   statutory rate                      $ 3,661,526   $10,209,409   $12,549,543
State income taxes, net of federal
   tax benefit                             145,395     1,011,677     1,497,702
Change in tax rate                              --            --        68,000
Other items                                 73,179       381,314        47,817
                                       -----------   -----------   -----------
                                       $ 3,880,100   $11,602,400   $14,163,062
                                       ===========   ===========   ===========

The tax effect of each type of temporary difference giving rise to the deferred tax liability at December 31, 1999 and 1998, is as follows:

                                              DEFERRED TAX ASSET (LIABILITY)
                                            1999                          1998
                                  --------------------------------------------------------
                                    CURRENT      NONCURRENT       CURRENT      NONCURRENT
                                  -----------    -----------    -----------    -----------
Depreciation and amortization     $        --    $(5,739,550)   $        --    $(4,052,934)
Inventory                          (2,472,617)            --     (1,009,000)            --
Allowance for doubtful accounts       186,785             --        193,000             --
Accrued expenses                      124,269             --        196,000             --
Uniform capitalization rules          400,115             --        146,000             --
Other                                 (56,609)            --        (42,000)            --
                                  -----------    -----------    -----------    -----------
                                  $(1,818,057)   $(5,739,550)   $  (516,000)   $(4,052,934)
                                  ===========    ===========    ===========    ===========

The Company made income tax payments (refunds) of $(227,000) in 1999, $11,521,000 in 1998, and $13,010,000 in 1997.

6. STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 1,741,500 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 1999, 1998, and 1997:

                                           SHARES UNDER        PRICE PER       AGGREGATE OPTION
                                             OPTIONS             SHARE              PRICE
                                           ------------       ------------     ----------------
Options outstanding at December 31, 1996     1,042,200        $  0.33-6.22       $ 4,728,614
   Options granted                             178,500          8.33-17.00         1,945,500
   Options exercised                          (193,545)          0.33-6.22          (811,517)
   Options canceled                            (89,820)          3.06-8.45          (537,850)
                                           -----------        ------------       -----------
Options outstanding at December 31, 1997       937,335          0.33-17.00         5,324,747
   Options granted                             109,100          9.00-17.33         1,156,748
   Options exercised                          (106,585)          0.33-8.33          (621,746)
   Options canceled                            (14,050)         6.22-17.00            (4,590)
                                           -----------        ------------       -----------
Options outstanding at December 31, 1998       925,800          0.33-17.33         5,855,159
   OPTIONS GRANTED                             116,500           6.50-9.25           775,125
   OPTIONS EXERCISED                           (33,793)          0.33-4.50          (197,126)
   OPTIONS CANCELED                            (33,555)         4.17-10.00           (10,961)
                                           -----------        ------------       -----------
OPTIONS OUTSTANDING AT DECEMBER 31, 1999       974,952        $ 0.33-17.33       $ 6,422,197
                                           ===========        ============       ===========

At December 31, 1999, 674,592 options are currently exercisable and 974,952 common shares are reserved for future issuance.

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

As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), pro forma information regarding net income and income per share has been determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994, under the fair value method provided for under FAS 123. The fair value for the stock options granted to directors, officers, and key employees of the Company on or after January 1, 1995, was estimated at the date of the grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

6. STOCK OPTIONS (CONTINUED)

                                  1999              1998             1997
                               ----------        ----------       ----------
Risk-free interest rate             6.43%             4.73%            6.17%
Expected dividend yield             0.00%             0.00%            0.00%
Expected volatility                   54%               51%              45%
Expected lives                  5.0 YEARS         5.0 years        5.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The weighted-average fair value of stock options granted during the years ended December 31, 1999, 1998, and 1997, was $3.57, $5.16 and $5.22, respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

                                                          1999          1998          1997
                                                         ------       -------       -------

Net income                          As reported          $6,594       $17,567       $21,693
                                    Pro forma            $6,436       $17,434       $21,616
Basic earnings per common share     As reported           $0.43         $1.11         $1.37
                                    Pro forma             $0.42         $1.10         $1.37
Diluted earnings per common share   As reported           $0.42         $1.07         $1.32
                                    Pro forma             $0.41         $1.06         $1.31

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        1999          1998          1997
                                    -----------   -----------   -----------
Numerator:
   Net income                       $ 6,593,977   $17,567,340   $21,692,775
                                    ===========   ===========   ===========

Denominator:
   Denominator for basic earnings
     per share - weighted average
     shares                          15,468,107    15,843,591    15,791,856

Effect of dilutive securities:
   Employee stock options               245,384       544,668       690,609
                                    -----------   -----------   -----------

Denominator for diluted earnings
   per share -weighted average
   shares                            15,713,491    16,388,259    16,481,925
                                    ===========   ===========   ===========

8. CONTINGENCIES

The Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters can not be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
              1999                      MARCH 31    JUNE 30  SEPTEMBER 30    DECEMBER 31
                                        --------   --------  ------------    -----------
Net sales                               $ 63,524   $ 55,442   $ 53,063       $ 57,641
Gross profit                               9,182      6,063      8,054          8,735
Net income                                 2,258        586      1,909          1,841
Net income per common share - basic         0.14        .04       0.12           0.12
Net income per common share - diluted       0.14        .04       0.12           0.12

                                                     THREE MONTHS ENDED
              1998                      MARCH 31   JUNE 30   SEPTEMBER 30    DECEMBER 31
                                        --------   --------  ------------    -----------
Net sales                               $ 62,927   $ 63,905   $ 69,556       $ 47,654
Gross profit                              15,449     12,460     15,337          5,738
Net income                                 6,436      4,565      5,902            664
Net income per common share - basic          .41        .29        .37            .04
Net income per common share - diluted        .39        .27        .36            .04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2000 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2000 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 2000 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Not Applicable

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements included in Item 8 herein:

               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997
               Notes to Consolidated Financial Statements

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

     (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENCORE WIRE CORPORATION
Date:  March 27, 2000



                                             By:        /s/ VINCENT A. REGO
                                                --------------------------------
                                                          Vincent A. Rego
                                                      Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                                                  TITLE                                  DATE
      ---------                                                  -----                                  ----
      /s/ VINCENT A. REGO                                Chairman of the Board                     March 27, 2000
---------------------------------------------            of Directors and Chief
      Vincent A. Rego                                      Executive Officer



      /s/ DANIEL L. JONES                            President and Chief Operating                 March 27, 2000
---------------------------------------------                 Officer
      Daniel L. Jones



      /s/ SCOTT D. WEAVER                              Vice President-- Finance,                   March 27, 2000
---------------------------------------------          Secretary and Treasurer
      Scott D. Weaver                                  (Principal Financial
                                                       and Accounting Officer)

      /s/ DONALD E. COURTNEY                             Vice-Chairman of the                      March 27, 2000
---------------------------------------------             Board of Directors
      Donald E. Courtney




      /s/ JOSEPH M. BRITO                                      Director                            March 27, 2000
---------------------------------------------
      Joseph M. Brito




      /s/ JOHN H. WILSON                                       Director                            March 27, 2000
---------------------------------------------
      John H. Wilson




      /s/ JOHN P. PRINGLE                                      Director                            March 27, 2000
---------------------------------------------
      John P. Pringle




      /s/ WILLIAM R. THOMAS                                    Director                            March 27, 2000
---------------------------------------------
      William R. Thomas

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

10.14 1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference).

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

10.25     Financing Agreement by and among Encore Wire Limited, as Borrower,
          Bank of America, National Association, as Agent, and Bank of America,
          National Association, and Comerica Bank-Texas, as Lenders, dated
          August 31, 1999 (filed as exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

21.1      Subsidiary.

23.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule

*         Management contract or compensatory plan