Form 10-Q
period 2000-03-31
ENCORE WIRE CORP /DE/
filed 2000-05-12
CIK 850460

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

                                 MARCH 31, 2000
                              FOR THE QUARTER ENDED


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


[X] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


  Number of shares of Common Stock outstanding as of April 30, 2000: 15,172,522




                    Page 1 of 16 Sequentially Numbered Pages
                          Index to Exhibits on Page 15




================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                                                             Page No.
                                                                                                             --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                           March 31, 2000 (Unaudited) and December 31, 1999 ......................................3

                  Consolidated Statements of Income (Unaudited)
                           Quarters ended March 31, 2000 and
                           March 31, 1999.........................................................................5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Quarters ended March 31, 2000 and March 31, 1999.......................................6

                  Notes to Consolidated Financial Statements......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13

Signatures.......................................................................................................14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,    December 31,
In Thousands of Dollars                                       2000           1999
                                                           (Unaudited)    See Note 1
                                                          ------------   ------------
                                  ASSETS

Current assets:
         Cash..........................................   $      1,126   $      1,256
         Accounts receivable (net of allowance of
             $482 and $485)............................         53,795         46,592
         Inventories (Note 2)..........................         49,143         54,638
         Prepaid expenses and other assets.............            215            368
                                                          ------------   ------------
             Total current assets......................        104,279        102,854
Property, plant and equipment-on the basis of cost:
         Land..........................................          3,583          3,583
         Construction in Progress......................          2,921          2,191
         Buildings and improvements....................         26,028         26,004
         Machinery and equipment.......................         74,140         74,052
         Furniture and fixtures........................          1,888          1,865
                                                          ------------   ------------
             Total property, plant, and equipment......        108,560        107,695
             Accumulated depreciation and
                 amortization..........................         30,519         28,305
                                                          ------------   ------------
                                                                78,041         79,390
Other assets...........................................            162            145
                                                          ------------   ------------
Total assets...........................................   $    182,482   $    182,389
                                                          ============   ============


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                      March 31,       December 31,
In Thousands of Dollars, Except Share Data                              2000              1999
                                                                     (Unaudited)        See Note 1
                                                                    --------------    --------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Trade accounts payable ................................... $       20,167    $       18,082
         Accrued liabilities ......................................          5,191             8,213
         Current income taxes payable .............................          1,800               514
         Current deferred income taxes ............................          1,818             1,818
                                                                    --------------    --------------
         Total current liabilities ................................         28,976            28,627
Non-current deferred income taxes .................................          5,739             5,739
Long term notes payable ...........................................         59,600            60,600

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,337,922
                at March 31, 2000 and at
                December 31, 1999) ................................            163               163
Additional paid-in capital ........................................         30,656            30,656
Treasury stock - 1,116,400 at March 31, 2000 and 1,006,000 at
         December 31, 1999 ........................................         (9,844)           (9,057)
Retained earnings .................................................         67,192            65,661
                                                                    --------------    --------------

         Total stockholders' equity ...............................         88,167            87,423
                                                                    --------------    --------------

Total liabilities and stockholders' equity ........................ $      182,482    $      182,389
                                                                    ==============    ==============


Note: The consolidated balance sheet at December 31, 1999, as presented, is derived from the audited consolidated financial statements at that date.



                             See accompanying notes

                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)





                                                                         Quarter Ended
                                                                           March 31,
In Thousands of Dollars, Except Per Share Data                         2000          1999
                                                                    ----------   ----------

Net sales ......................................................... $   67,049   $   63,524

Cost of goods sold ................................................     57,862       53,498

Lower of cost or market reserve ...................................         --          844
                                                                    ----------   ----------
Gross profit ......................................................      9,187        9,182

Selling, general, and administrative expenses .....................      5,780        4,993
                                                                    ----------   ----------
Operating income ..................................................      3,407        4,189

Net interest expense ..............................................      1,015          518
                                                                    ----------   ----------
Income before income taxes ........................................      2,392        3,671

Provision for income taxes ........................................        861        1,413
                                                                    ----------   ----------

Net income ........................................................ $    1,531   $    2,258
                                                                    ==========   ==========
Net income per common and common equivalent share - basic ......... $     0.10   $     0.14
                                                                    ==========   ==========
Weighted average common and common equivalent shares - basic ......     15,300       15,623
                                                                    ==========   ==========
Net income per common and common equivalent share - diluted ....... $     0.10   $     0.14
                                                                    ==========   ==========
Weighted average common and common equivalent shares - diluted ....     15,538       15,966
                                                                    ==========   ==========
Cash dividends declared per share ................................. $       --   $       --
                                                                    ==========   ==========




                             See accompanying notes

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Quarter Ended
                                                                                           March 31,
In Thousands of Dollars                                                                2000         1999
                                                                                     --------    --------

OPERATING ACTIVITIES
    Net income ...................................................................   $  1,531    $  2,258
    Adjustments to reconcile net income to cash provided by
      (used) in operating activities:
            Depreciation and amortization ........................................      2,230       1,874
            Provision for bad debts ..............................................         --          --
        Changes in operating assets and liabilities:
            Accounts receivable ..................................................     (7,202)    (11,898)
            Inventory ............................................................      5,495       1,216
            Accounts payable and accrued liabilities .............................       (936)     (3,587)
            Other assets and liabilities .........................................        144          59
            Current income taxes receivable/payable ..............................      1,285       3,549
                                                                                     --------    --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................      2,547      (6,529)
                                                                                     --------    --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ...................................       (903)     (2,983)
    Increase in long-term investments ............................................        (18)         --
    Proceeds from sale of equipment ..............................................         31          28
                                                                                     --------    --------
            NET CASH USED IN INVESTING ACTIVITIES ................................       (890)     (2,955)
                                                                                     --------    --------
FINANCING ACTIVITIES
    Increase (decrease) in long-term note payable ................................     (1,000)      9,200
    Proceeds from issuance of common stock .......................................         --          21
    Purchase of treasury stock ...................................................       (787)         --
                                                                                     --------    --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................     (1,787)      9,221
                                                                                     --------    --------
Net decrease in cash .............................................................       (130)       (263)
Cash at beginning of period ......................................................      1,256       1,431
                                                                                     --------    --------
Cash at end of period ............................................................   $  1,126    $  1,168
                                                                                     ========    ========



                             See accompanying notes

                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:


                                            March 31,        December 31,
                                              2000              1999
                                         --------------    --------------

Raw materials ........................   $        6,416    $        9,015
Work-in-process ......................            3,141             5,961
Finished goods .......................           37,755            36,545
                                         --------------    --------------

                                                 47,312            51,521

Increase to LIFO cost ................            1,990             3,276
                                         --------------    --------------

                                                 49,302            54,797

Lower of Cost or Market Adjustment ...             (159)             (159)
                                         --------------    --------------

                                         $       49,143    $       54,638
                                         ==============    ==============

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                     Quarter Ending   Quarter Ending
                                                                        3/31/00           3/31/99

Numerator:
         Net Income                                                 $     1,531,000   $     2,258,000
                                                                    ===============   ===============

Denominator:
         Denominator for basic earnings per share - weighted
         average shares                                                  15,300,343        15,622,543

Effect of dilutive securities:
         Employee stock options                                             237,381           343,160
                                                                    ---------------   ---------------

Denominator for diluted earnings per share - weighted
average shares                                                           15,537,724        15,965,703
                                                                    ===============   ===============



NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2000, the balance outstanding under the Financing Agreement was $59.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of March 31, 2000, the Company had repurchased an aggregate of 1,116,400 shares of its common stock in the open market, completing this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 60.6%, 66.2%, 73.8%, 77.4% and 76.8% of the Company's cost of goods sold during fiscal 1999, 1998, 1997, 1996 and 1995, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month period ended March 31, 2000 and 1999. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         Net sales for the first quarter of 2000 amounted to $67.0 million compared with net sales of $63.5 million for the first quarter of 1999. This increase was due to an increase in the selling price per copper pound for the Company's products offset in part by a sales volume decrease of 10.8%. The higher selling price per copper pound of product sold was primarily due to a significant increase in the price of copper in the first quarter of 2000 compared to the first quarter of 1999. Sales volume decreased primarily as a result of the Company's election to reduce shipments during the quarter, primarily in February, to support announced price increases. The average sales price per copper pound of product sold was $1.53 in the first quarter of 2000, compared to $1.29 in the first quarter of 1999. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

         Cost of goods sold was $57.9 million in the first quarter of 2000, compared to $54.3 million in the first quarter of 1999. Copper costs increased to $35.8 million in the first quarter of 2000 compared to $34.7 million in the first quarter of 1999. This increase was due to the higher price of copper in the first quarter of 2000 compared to the first quarter of 1999, offset in part by the decreased pounds of copper sold. The average cost per copper pound purchased increased to $.85 in the first quarter of 2000 from $.67 in the first quarter of 1999. Copper costs as a percentage of net sales decreased to 53.4% in the first quarter of 2000 from 54.7% in the first quarter of 1999. This decrease as a percentage of net sales in the first quarter of 2000 from the comparable quarter in 1999 was primarily due to an increased differential between what the Company paid per pound of copper purchased and the Company's net sales price per copper pound sold. This differential increased in the first quarter of 2000 due to improved competitive pricing for the Company's products. Other raw material costs as a percentage of net sales decreased to 15.0% in the first quarter of 2000, compared with 16.7% in the first quarter of 1999. This decrease as a percentage of sales was a result of other raw material costs per copper pound increasing slightly offset by an increase in the sales price per copper pound (the denominator) as discussed above. Depreciation, labor and overhead costs as a percentage of net sales decreased to 15.9% in the first quarter of 2000 from 16.5% in the first quarter of 1999. This decrease was due to an increase in depreciation, labor and overhead per pound of copper sold relating to the Company's expansion projects, offset by a higher sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of increases in the price of copper during the first quarter of 2000, the value of all inventory at March 31, 2000 using the LIFO method was greater than its FIFO value by approximately $2.0 million, resulting in a corresponding increase in the cost of goods sold of $1.3 million. At March 31, 2000, LIFO value exceeded the market value of the inventory by $159,000. At December 31, 1999 there was a reserve in the amount of $159,000 for this excess. Thus, at March 31, 2000 no addition was made to this reserve. As a result of decreases in the price of copper during the first quarter of 1999, the value of all inventory at March 31, 1999 using the LIFO method was greater than its FIFO value by approximately $8.9 million, resulting in a corresponding decrease in the cost of goods sold of $2.3 million. At March 31, 1999, LIFO value exceeded the market value of the inventory by approximately $3.5 million. At December 31, 1998 there was a reserve in the amount of $2.6 million for this excess. Thus, at March 31, 1999 an addition was made to this reserve in the amount of $844,000 which decreased the cost of inventory to market and increased the cost of goods sold. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Gross profit remained constant at $9.2 million, or 13.7% of net sales, for the first quarter of 2000 and 14.5% of net sales for the first quarter of 1999. The decrease in gross profit as a percentage of net sales was due primarily to decreased sales volume in the first quarter of 2000, as discussed above, partially offset by improved pricing for the Company's products.

         General and administrative expenses increased to $1.5 million, or 2.2% of net sales, in the first quarter of 2000 compared to $1.2 million, or 1.9% of net sales, in the first quarter of 1999. This increase was due primarily to increased costs relating to the Company's information systems upgrade and infrastructure put in place for increased sales volume. Selling expenses for the first quarter of 2000 were $4.3 million, or 6.4% of net sales, compared to $3.8 million, or 6.0% of net sales, in the first quarter of 1999. The increase was due primarily to the increase in freight costs resulting from increased energy costs and higher commissions relating to a higher sales price per copper pound as described above.

         Net interest expense was $1.0 million in the first quarter of 2000 compared to $518,000 in the first quarter of 1999. The increase was due to a higher average debt balance outstanding during the first quarter of 2000 than the comparable period during 1999, reduced by the capitalization of interest related to the Company's construction during the first quarter of 1999. This increase in average debt funded capital expenditures and additional working capital in prior quarters. The amount of working capital increased due to increased inventory and an increased accounts receivable balance.
                                                                              11

         The Company's effective tax rate decreased to 36.0% in the first quarter of 2000 from 38.5% in the first quarter of 1999. The lower effective tax rate in 2000 resulted in part from a subsidiary restructuring completed in the third quarter of 1999.

         As a result of the foregoing factors, the Company's net income decreased to $1.5 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999.

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

         Effective August 31, 1999, the Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2000, the balance outstanding under the Financing Agreement was $59.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2001 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         Cash provided by operations was $2.5 million in the first quarter of 2000 compared to cash used by operations in the amount of $6.5 million in the first quarter of 1999. This increase in cash provided by operations primarily resulted from a decrease in net income offset by a smaller increase in accounts receivable during the first quarter of 2000 compared to 1999 and a larger decrease in inventory in the first quarter of 2000 compared to the same period in 1999. Cash used in investing activities decreased from $3.0 million in the first quarter of 1999 to $890,000 in the first quarter of 2000. In both quarters, these funds were used primarily to increase the Company's production capacity and, in the case of the first quarter of 1999, for the Company's vertical integration projects. Cash provided by financing activities in the first quarter of 1999 was due primarily to borrowings under the Company's line of credit. Cash used by financing activities in the first quarter of 2000 was used to repay borrowings under the Company's line of credit ($1.0 million) and to purchase treasury stock ($787,000).

         During 2000, the Company expects its capital expenditures will consist of additional manufacturing equipment for its residential and commercial wire operations. The total capital expenditures in 2000 are estimated to be less than $7.5 million. The Company also expects its working capital requirements to increase during 2000 as a result of expected continued increases in sales. Moreover, the Company expects that the inventory levels necessary to support sales of additional wire products will continue to grow. The price of copper will impact these working capital requirements. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains various "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         None

  (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

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


                                           ENCORE WIRE CORPORATION
                                   ------------------------------------------
                                               (Registrant)


Date: May 12, 2000                            /s/ VINCENT A. REGO
                                   ------------------------------------------
                                   Vincent A. Rego, Chairman of the Board and
                                            Chief Executive Officer


Date: May 12, 2000                            /s/ DANIEL L. JONES
                                   ------------------------------------------
                                        Daniel L. Jones, President and
                                           Chief Operating Officer


Date: May 12, 2000                           /s/ SCOTT D. WEAVER
                                   ------------------------------------------
                                    Scott D. Weaver, Vice President - Finance,
                                           Treasurer and Secretary
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

  27                 Financial Data Schedule