Form 10-Q
period 2000-06-30
ENCORE WIRE CORP /DE/
filed 2000-08-11
CIK 850460

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

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of Common Stock outstanding as of July 31, 2000: 15,193,709


================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                    June 30, 2000 (Unaudited) and December 31, 1999

                  Consolidated Statements of Income (Unaudited)...................................................5
                    Quarters and six months ended June 30, 2000 and June 30, 1999

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                    Six months ended June 30, 2000 and June 30, 1999

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................15

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................15

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................16

Signatures.......................................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
In Thousands of Dollars                                          2000            1999
                                                              (Unaudited)     (See Note 1)
                                                              -----------     ------------
                                   ASSETS
Current assets:
         Cash ..........................................        $  1,334        $  1,256
         Accounts receivable (net of allowance of
             $486 and $485) ............................          60,028          46,592
         Inventories (Note 2) ..........................          44,246          54,638
         Prepaid expenses and other assets .............             816             368
         Current taxes receivable ......................              --              --
                                                                --------        --------
             Total current assets ......................         106,424         102,854

Property, plant and equipment-on the basis of cost:
         Land ..........................................           3,583           3,583
         Construction in Progress ......................           1,864           2,191
         Buildings and improvements ....................          26,086          26,004
         Machinery and equipment .......................          76,594          74,052
         Furniture and fixtures ........................           1,973           1,865
                                                                --------        --------
             Total property, plant, and equipment ......         110,100         107,695

             Accumulated depreciation and
                 Amortization ..........................          32,779          28,305
                                                                --------        --------
                                                                  77,321          79,390

Other assets ...........................................             169             145
                                                                --------        --------
Total assets ...........................................        $183,914        $182,389
                                                                ========        ========

                             See accompanying notes

                             ENCORE WIRE CORPORATION

                                                                         June 30,       December 31,
In Thousands of Dollars, Except Share Data                                2000              1999
                                                                       (Unaudited)      (See Note 1)
                                                                       -----------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable ................................        $  24,873         $  18,082
         Accrued liabilities ...................................            6,222             8,213
         Current income taxes payable ..........................              550               514
         Current deferred income taxes .........................            1,818             1,818
                                                                        ---------         ---------
         Total current liabilities .............................           33,463            28,627

Non-current deferred income taxes ..............................            5,740             5,739
Long term notes payable ........................................           55,000            60,600

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,637,509
                at June 30, 2000 and 16,337,922 at .............              166               163
                December 31, 1999)
Additional paid-in capital .....................................           32,162            30,656
Treasury stock -1,377,300 at June 30, 2000 and 1,006,000 at
         December 31, 1999 .....................................          (11,517)           (9,057)
Retained earnings ..............................................           68,900            65,661
                                                                        ---------         ---------

         Total stockholders' equity ............................           89,711            87,423
                                                                        ---------         ---------

Total liabilities and stockholders' equity .....................        $ 183,914         $ 182,389
                                                                        =========         =========

Note: The consolidated balance sheet at December 31, 1999, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                            Quarter Ended            Six Months Ended
                                                               June 30,                  June 30,
                                                         ---------------------     ---------------------
In Thousands of Dollars, Except Per Share Data             2000         1999         2000         1999
                                                         --------     --------     --------     --------
   Net sales .......................................     $ 73,027     $ 55,442     $140,076     $118,966
   Cost of goods sold ..............................       63,243       49,379      121,105      103,721
                                                         --------     --------     --------     --------

   Gross profit ....................................        9,784        6,063       18,971       15,245

   Selling, general, and administrative expense ....        6,060        4,483       11,840        9,476
                                                         --------     --------     --------     --------

   Operating income ................................        3,724        1,580        7,131        5,769

   Interest expense (net) ..........................        1,057          630        2,071        1,148
                                                         --------     --------     --------     --------

   Income before income taxes ......................        2,667          950        5,060        4,621

   Provision for income taxes ......................          959          364        1,821        1,777
                                                         --------     --------     --------     --------

   Net income ......................................     $  1,708     $    586     $  3,239     $  2,844
                                                         ========     ========     ========     ========

   Net income per common and common
      equivalent share - basic .....................     $    .11     $    .04     $    .21     $    .18
                                                         ========     ========     ========     ========

   Weighted average common and common
      equivalent shares - basic ....................       15,264       15,530       15,282       15,576
                                                         ========     ========     ========     ========

   Net income per common and common
      equivalent share - diluted ...................     $    .11     $    .04     $    .21     $    .18
                                                         ========     ========     ========     ========

   Weighted average common and common
      equivalent shares - diluted ..................       15,475       15,871       15,606       15,923
                                                         ========     ========     ========     ========

   Cash dividends declared per share ...............     $     --     $     --     $     --     $     --
                                                         ========     ========     ========     ========

                             See accompanying notes

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,

In Thousands of Dollars                                                      2000           1999
                                                                            --------      --------
OPERATING ACTIVITIES
    Net income ........................................................     $  3,239      $  2,844
    Adjustments to reconcile net income to cash provided by
        (used in) operating activities:
            Depreciation and amortization .............................        4,508         3,812
            Provision for bad debts ...................................           50            --
            Changes in operating assets and liabilities:
                Accounts receivable ...................................      (13,486)      (10,384)
                Inventory .............................................       10,392          (687)
                Accounts payable and accrued liabilities ..............        4,800         1,512
                Other assets and liabilities ..........................         (460)         (433)
                Current income taxes payable ..........................           36         2,594
                                                                            --------      --------

                   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...        9,079          (742)
                                                                            --------      --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ........................       (2,481)       (5,978)
    Increase (decrease) in Long Term Investments ......................          (24)            5
    Proceeds from Sale of Equipment ...................................           55            89
                                                                            --------      --------

        NET CASH USED IN INVESTING ACTIVITIES .........................       (2,450)       (5,884)

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable .......................       (5,600)        8,700
    Purchases of Treasury Stock .......................................       (2,460)       (2,377)
    Proceeds from issuance of common stock ............................        1,509            33
                                                                            --------      --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES .....................       (6,551)        6,356
                                                                            --------      --------

NET INCREASE (DECREASE) IN CASH .......................................           78          (270)
Cash at beginning of period ...........................................        1,256         1,431
                                                                            --------      --------
Cash at end of period .................................................     $  1,334      $  1,161
                                                                            ========      ========

                             See accompanying notes

                             ENCORE WIRE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                             JUNE 30,     DECEMBER 31,
                                               2000          1999
                                             --------     ------------
Raw materials ..........................     $  4,320      $  9,015
Work-in-process ........................        4,409         5,961
Finished goods .........................       33,675        36,545
                                             --------      --------

                                               42,404        51,521

Increase to LIFO cost ..................        2,212         3,276
                                             --------      --------

                                               44,616        54,797

Lower of Cost or Market Adjustment .....         (370)         (159)
                                             --------      --------

                                             $ 44,246      $ 54,638
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Quarter Ending           Quarter Ending
                                                               June 30, 2000            June 30, 1999
Numerator:
         Net Income                                             $ 1,708,000              $   586,000
                                                                ===========              ===========

Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                 15,263,652               15,529,901

Effect of dilutive securities:
         Employee stock options                                     211,262                  340,908
                                                                -----------              -----------
Denominator for diluted earnings per share -
         weighted average shares                                 15,474,914               15,870,809
                                                                ===========              ===========

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Six Months Ending        Six Months Ending
                                                               June 30, 2000            June 30, 1999
Numerator:
         Net Income                                            $ 3,239,000               $ 2,844,000
                                                               ===========               ===========

Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                15,281,997                15,575,987

Effect of dilutive securities:
         Employee stock options                                    323,744                   347,214
                                                               -----------               -----------
Denominator for diluted earnings per share -
         weighted average shares                                15,605,742                15,923,201
                                                               ===========               ===========

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the contract term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2000, the balance outstanding under the Financing Agreement was $55.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of July 31, 2000, the Company had repurchased an aggregate of 1,443,800 shares of its common stock in the open market.

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

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 60.6%, 66.2%, 73.8%, 77.4% and 76.8% of the Company's cost of goods sold during fiscal 1999, 1998, 1997, 1996 and 1995 respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and six month periods ended June 30, 2000 and 1999. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

         Net sales for the second quarter of 2000 amounted to $73.0 million compared with net sales of $55.4 million for the second quarter of 1999. This increase was due to a increase in the average sales price per copper pound of the Company's products, together with a 16% increase in the pounds of copper shipped during the period. The increase in the average sales price per copper pound of the Company's products was due to a 20% increase in the average cost of copper from the second quarter of 1999 to the same period in 2000, offset somewhat by competitive pricing pressure for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. The average sales price per copper pound of product sold was $1.46 in the second quarter of 2000, compared to $1.28 in the second quarter of 1999. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold increased to $63.2 million in the second quarter of 2000 from $49.4 million in the second quarter of 1999. Copper costs increased to $40.8 million in the second quarter of 2000 from $28.7 million in the second quarter of 1999. The average cost per copper pound purchased increased to $.83 in the second quarter of 2000 from $.69 in the second quarter of 1999. Copper costs as a percentage of net sales increased to 55.9% in the second quarter of 2000 from 51.8% in the second quarter of 1999. This increase as a percentage of net sales in the second quarter of 2000 from the comparable quarter in 1999 was due primarily to higher copper costs per pound of product sold partially offset by a increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential increased in the second quarter of 2000 because the average cost per copper pound purchased increased less than the sales price per copper pound. Other raw material costs as a percentage of net sales decreased to 14.8% in the second quarter of 2000, compared with 17.6% in the second quarter of 1999. This decrease is due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold increased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales decreased to 16% in the second quarter of 2000, compared with 19.2% in the second quarter of 1999 due to the higher sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the second quarter of 2000 (as compared to the first quarter of 2000), necessitating an increase in the LIFO reserve of $222,000 and a corresponding decrease in cost of goods sold. In the second quarter of 1999, the price of copper increased necessitating an decrease in the LIFO reserve that resulted in an decrease to the inventory value and a increase to the cost of goods sold of $1,586,000. At June 30, 2000, LIFO cost exceeded the market value of the inventory. The amount in which the June 30, 2000 LIFO cost exceeded the market value of the inventory was more than the amount established at March 31, 2000. Therefore, there was a increase in the lower of cost or market reserve and a increase in the cost of goods sold in the amount of $210,000. The resulting lower of cost or market reserve at June 30, 2000 was $370,000

         Due to the items discussed above, gross profit increased to $9.8 million, or 13.4% of net sales, for the second quarter of 2000 compared to $6.1 million, or 10.9% of net sales, for the second quarter of 1999.

         General and administrative expenses were $1.5 million, or 2.1% of net sales, in the second quarter of 2000 compared to $1.3 million, or 2.3% of net sales, in the second quarter of 1999. The percentage to sales decreased. The increase in general and administrative dollar expenses was due primarily to expenses related to the Company's new ERP (sales, distribution and accounting) system. The provision for bad debts in the second quarter of 2000 was $50,000 compared to zero in the second quarter of 1999. Selling expenses for the second quarter of 2000 were $4.5 million, or 6.2% of net sales, compared to $3.2 million, or 5.8% of net sales, in the second quarter of 1999. This increase is due to the mix of products sold shifting to items with higher commissions in 2000.

         Net interest expense was $1.1 million in the second quarter of 2000 compared to $631,000 in the second quarter of 1999. The increase was due to a higher average debt balance outstanding during the second quarter of 2000 than the comparable period during 1999, and higher floating interest rates on the debt in 2000 versus 1999. This increase in average debt outstanding was primarily the result of additional working capital. Inventory levels were higher at the beginning of the second quarter of 2000 versus the same quarter of 1999 and although the level of inventory was reduced by strong sales, those dollars moved into accounts receivable. Inventory levels are higher at the end of the second quarter of 2000 versus the second quarter of 1999, due in part to the need to support higher levels of sales volume.

         The Company's effective tax rate decreased to 36.0% in the second quarter of 2000 compared to 38.3% in the second quarter of 1999. The lower effective tax rate in 2000 is the result of a lower state tax rate due to a subsidiary restructuring completed in the third quarter of 1999.

         As a result of the foregoing factors, the Company's net income was $1.7 million in the second quarter of 2000 compared to $586,000 in the second quarter of 1999.


Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

         Net sales for the first six months of 2000 amounted to $140.1 million compared with net sales of $118.9 million for the first six months of 1999. This increase was due to an increase in the average sales price per copper pound of the Company's products and an increase in the pounds of copper shipped during the period. The increase in the average sales price per copper pound of the Company's products was caused by a 23% increase in the average cost of copper from the first six months of 1999 to the same period in 2000, offset somewhat by competitive pricing pressure on the Company's products in the first six months of 2000. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of the Company's residential and commercial products increased during the first six months of 2000 compared to the first six months of 1999. The average sales price per copper pound of product sold was $1.49 in the first six months of 2000, compared to $1.29 in the first six months of 1999. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $121.1 million in the first six months of 2000, compared to $103.7 million in the first six months of 1999. Copper costs increased to $76.7 million in the first six months of 2000 from $63.4 million in the first six months of 1999. The average cost per copper pound purchased increased to $.84 in the first six months of 2000 from $.68 in the first six months of 1999. Copper costs as a percentage of net sales increased to 54.7% in the first six months of 2000 compared to 53.3% in the first six months of 1999. The higher copper cost per pound of product sold in the first six months of 2000 as compared to the same period of 1999 did not adversely affect margins. The differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound increased in the first half of 2000 compared to the first half of 1999. Other raw material costs as a percentage of net sales decreased to 14.9% in the first six months of 2000, compared with 17.6% in the first six months of 1999. This decrease is due to the increase in the sales price per copper pound sold, as discussed above. Depreciation, labor and overhead costs as a percentage of net sales decreased to 15.9% in the first six months of 2000 compared to 17.7% in the first six months of 1999. This decrease is due to an increase in volume resulting in economies of scale as well as the higher sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper was relatively stable during the first six months of 2000. The inventory level, however, decreased by $9.1 million. This resulted in a decrease in the LIFO reserve of $1.1 million that resulted in an decrease to the inventory value and a increase in cost of goods sold. In the first six months of 1999, the price of copper decreased, necessitating a decrease in the LIFO reserve that resulted in an increase to the inventory value and a decrease to the cost of goods sold of $731,000. At June 30, 2000, LIFO cost exceeded the market value of the inventory. The amount in which the June 30, 2000 LIFO cost exceeded the market value of the inventory was less than the amount established at December 31, 1999. Therefore, there was an increase in the lower of cost or market reserve and an increase in the cost of goods sold in the amount of $211,000. The resulting lower of cost or market reserve at June 30, 2000 was $370,000. At June 30, 1999, LIFO cost exceeded the market value of the inventory. This resulted in a reduction of the lower of cost or market reserve and a reduction of cost of sales in the first half of 1999. Future reductions in the price of copper could require the Company to record lower of cost or market adjustments against the related inventory balance which would result in a negative impact on net income. In addition, if the quantity of inventory decreases in any period, copper that is carried in inventory at a cost different from the cost of copper in the period in which the reduction occurs will be included in cost of goods sold at the different price.

         Due to the items discussed above, gross profit increased to $19.0 million, or 13.5% of net sales, for the first six months of 2000 compared to $15.2 million, or 12.8% of net sales, for the first six months of 1999.

         General and administrative expenses were $3.0 million, or 2.2% of net sales, in the first six months of 2000 compared to $2.4 million, or 2.1% of net sales, in the first six months of 1999. This increase in general and administrative expenses was due primarily to the Company's new ERP system. There was a $50,000 provision for bad debts in the first six months of 2000 compared to zero in the first six months of 1999. Selling expenses for the first six months of 2000 were $8.8 million, or 6.3% of net sales, compared to $7.0 million, or 5.9% of net sales, in the first six months of 1999. As explained in the quarterly review, this increase is due to the mix of products sold shifting to items with higher commissions in 2000.

         Net interest expense increased to $2.1 million in the first six months of 2000 compared to $1.1 million in the first six months of 1999. The increase was due to a higher average debt balance outstanding during the first six months of 2000 than the comparable period during 1999, due primarily to the higher working capital required to grow the business and higher floating interest rates in 2000 versus 1999, as discussed in the quarterly review above.

         The Company's effective tax rate decreased to 36% in the first six months of 2000 compared to 38.5% in the first six months of 1999. The lower effective tax rate is the result of a lower state tax rate due to a subsidiary restructuring completed in the third quarter of 1999.

         As a result of the foregoing factors, the Company's net income increased to $3.2 million in the first six months of 2000 from $2.8 million in the first six months of 1999.

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

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the contract term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2000, the balance outstanding under the Financing Agreement was $55.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

         Cash provided by operations was $9.1 million in the first six months of 2000 compared to cash used by operations of $742,000 in the first six months of 1999. This increase of $9.8 million in cash provided by operations is primarily the result of a $10.3 million reduction of inventory in the first half of 2000. Cash used in investing activities decreased from $5.9 million in the first six months of 1999 to $2.5 million in the first six months of 2000. In both periods, these funds were used primarily to increase the Company's production capacity and to purchase equipment for use in the Company's vertical integration projects that are discussed in the following paragraph. The $6.5 million decrease in cash provided by financing activities was due primarily to the $5.6 million of debt the Company was able to pay down in the first six months of 2000.

         During 2000, the Company expects to expend less capital for additional manufacturing equipment than it spent in 1999. During 2000, the Company expects its capital expenditures will consist of additional manufacturing equipment for its wire operations. The Company expects to continue to manage its working capital requirements during 2000. These requirements may increase as a result of expected continued sales increases. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of July 31, 2000, the Company had repurchased an aggregate of 1,443,800 shares of its common stock in the open market.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in
Item 7.A. of the Company's Annual Report on Form 10-K for the year ended December 31,1999.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         On July 19, 1999, a lawsuit styled Jose Delgado et al v. Encore Wire Corporation, was filed in the District Court of Collin County, Texas against the Company. The plaintiffs are former employees of the Company who allege that they were discharged in retaliation for seeking workers' compensation benefits in violation of chapter 451 of the Texas Labor Code. The plaintiffs also claim intentional infliction of emotional distress. The Company denies the allegations and will contest the claims vigorously. The plaintiffs claim that they are entitled to recover over $50 million. The Company believes the plaintiffs' claims are without merit. On May 22, 2000, the district court granted the Company's motion to sever the case into eight separate cases.

         In addition, the Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies including the above described cases, would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to the results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 8, 2000.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 15,227,122 shares of the Company's common stock outstanding and entitled to vote, 13,724,137 shares were present in person or by proxy, representing approximately 90 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting was the election of Donald E. Courtney, Joseph M. Brito, Daniel L. Jones, John P. Pringle, Vincent A. Rego, William R. Thomas and John Wilson as directors of the Company. No nominee received less than 99% of the shares voted.

         The second matter voted on by the stockholders was a resolution to approve the Company's 1999 Stock Option Plan. The resolution was adopted with 13,260,213 shares voting in favor of the resolution and 418,860 voting against. Holders of 45,064 shares abstained from voting.

         The third matter voted on by the stockholders was a resolution to approve Ernst & Young as the auditor of the Company's financial statements for the year ending December 31, 2000. The resolution was adopted with the holders of 13,706,425 shares voting in favor of the resolution and 9,980 voting against. Holders of 7,732 abstained from voting.

(d)      Inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 First Amendment to Financing Agreement dated as of June 27, 2000 by and among Encore Wire Limited, NationsBank of Texas, N.A. and Comerica Bank - Texas.

         27       Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

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


                                            ENCORE WIRE CORPORATION
                                     ------------------------------------------
                                                (Registrant)


Date: August 10, 2000                           /s/ Vincent A. Rego
                                     ------------------------------------------
                                                 Vincent A. Rego,
                                               Chief Executive Officer


Date: August 10, 2000                           /s/ Daniel L. Jones
                                     ------------------------------------------
                                               Daniel L. Jones, President
                                                Chief Operating Officer


Date: August 10, 2000                           /s/ Frank J. Bilban
                                     ------------------------------------------
                                     Frank J. Bilban, Vice President - Finance,
                                            Treasurer and Secretary
                                            (Chief Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                            Exhibit
-------                           -------
10.1     First Amendment to Financing Agreement dated as of June 27, 2000 by and among Encore Wire Limited, NationsBank of Texas, N.A. and Comerica Bank
         - Texas


27      Financial Data Schedule