Form 10-Q
period 2000-09-30
ENCORE WIRE CORP /DE/
filed 2000-11-14
CIK 850460

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

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

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

               Number of shares of Common Stock outstanding as of
                          October 31, 2000: 15,129,409


================================================================================

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                    September 30, 2000 (Unaudited) and December 31, 1999

                  Consolidated Statements of Income (Unaudited)...................................................5
                    Quarters and nine months ended September 30, 2000 and
                  September 30, 1999

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                    Nine months ended September 30, 2000 and September 30, 1999

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................15

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................15

Signatures.......................................................................................................16

                                                                       FORM 10-Q


                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,       December 31,
                                                                             2000                1999
In Thousands of Dollars                                                   (Unaudited)        (See Note 1)
-----------------------                                                  -------------       ------------

                                  ASSETS

Current assets:
         Cash ...................................................          $     499          $   1,256
         Accounts receivable (net of allowance of
             $492 and $485) .....................................             59,730             46,592
         Inventories (Note 2) ...................................             40,525             54,638
         Prepaid expenses and other assets ......................                649                368
         Current taxes receivable ...............................               --                 --
                                                                           ---------          ---------

             Total current assets ...............................            101,403            102,854


Property, plant and equipment-on the basis of cost:
         Land ...................................................              3,583              3,583
         Construction in Progress ...............................              2,474              2,191
         Buildings and improvements .............................             26,086             26,004
         Machinery and equipment ................................             76,944             74,052
         Furniture and fixtures .................................              2,016              1,865
                                                                           ---------          ---------

             Total property, plant, and equipment ...............            111,103            107,695

             Accumulated depreciation and
                 Amortization ...................................             35,103             28,305
                                                                           ---------          ---------

                                                                              76,000             79,390

Other assets ....................................................                275                145
                                                                           ---------          ---------

Total assets ....................................................          $ 177,678          $ 182,389
                                                                           =========          =========



                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                Sept. 30,        December 31,
                                                                                  2000               1999
In Thousands of Dollars, Except Share Data                                     (Unaudited)       (See Note 1)
------------------------------------------                                     -----------       ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable ......................................          $  24,563           $  18,082
         Accrued liabilities .........................................              7,621               8,213
         Current income taxes payable ................................                554                 514
         Current deferred income taxes ...............................              1,818               1,818
                                                                                ---------           ---------

         Total current liabilities ...................................             34,556              28,627

Non-current deferred income taxes ....................................              5,740               5,739
Long term notes payable ..............................................             46,200              60,600

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,637,509
                at September 30, 2000 and 16,337,922 at ..............                166                 163
                December 31, 1999)
Additional paid-in capital ...........................................             32,162              30,656
Treasury stock -1,488,100 at  September 30, 2000 and 1,006,000 at
         December 31, 1999 ...........................................            (12,221)             (9,057)
Retained earnings ....................................................             71,075              65,661
                                                                                ---------           ---------

         Total stockholders' equity ..................................             91,182              87,423
                                                                                ---------           ---------

Total liabilities and stockholders' equity ...........................          $ 177,678           $ 182,389
                                                                                =========           =========


Note: The consolidated balance sheet at December 31, 1999, as presented, is derived from the audited consolidated financial statements at that date.



                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Quarter Ended           Nine Months Ended
                                                               September 30,             September 30,
                                                           ----------------------    ----------------------

In Thousands of Dollars, Except Per Share Data                2000         1999         2000        1999
----------------------------------------------             ---------    ---------    ---------    ---------

Net sales .............................................    $  70,387    $  53,063    $ 210,463    $ 172,029
Cost of goods sold ....................................       59,963       45,009      181,068      148,730
                                                           ---------    ---------    ---------    ---------

Gross profit ..........................................       10,424        8,054       29,395       23,299

Selling, general, and administrative expense ..........        6,040        4,366       17,880       13,842
                                                           ---------    ---------    ---------    ---------

Operating income ......................................        4,384        3,688       11,515        9,457

Interest expense (net) ................................          985          705        3,056        1,854
                                                           ---------    ---------    ---------    ---------

Income before income taxes ............................        3,399        2,983        8,459        7,603

Provision for income taxes ............................        1,224        1,074        3,045        2,851
                                                           ---------    ---------    ---------    ---------

Net income ............................................    $   2,175    $   1,909    $   5,414    $   4,752
                                                           =========    =========    =========    =========

Net income per common and common
   equivalent share - basic ...........................    $     .14    $     .12    $     .36    $     .31
                                                           =========    =========    =========    =========

Weighted average common and common
   equivalent shares - basic ..........................       15,182       15,380       15,247       15,510
                                                           =========    =========    =========    =========

Net income per common and common
   equivalent share - diluted .........................    $     .14    $     .12    $     .35    $     .30
                                                           =========    =========    =========    =========

Weighted average common and common
   equivalent shares - diluted ........................       15,282       15,718       15,496       15,857
                                                           =========    =========    =========    =========

Cash dividends declared per share .....................    $    --      $    --      $    --      $    --
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


                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           ------------------------
In Thousands of Dollars                                                                      2000            1999
-----------------------                                                                    --------       ---------

OPERATING ACTIVITIES
    Net income ......................................................................      $  5,414       $  4,752
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
            Depreciation and amortization ...........................................         6,845          5,895
            Provision for bad debts .................................................            50           --
            Changes in operating assets and liabilities:
                Accounts receivable .................................................       (13,187)        (6,751)
                Inventory ...........................................................        14,113        (10,434)
                Accounts payable and accrued liabilities ............................         5,890          2,089
                Other assets and liabilities ........................................          (309)          (235)
                Current income taxes payable ........................................            40          3,086
                                                                                           --------       --------

                   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .................        18,856         (1,598)
                                                                                           --------       --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ......................................        (3,484)        (7,378)
    Increase (decrease) in Long Term Investments ....................................          (130)             5
    Proceeds from Sale of Equipment .................................................            55            132
                                                                                           --------       --------

        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES ............................        (3,559)        (7,241)
                                                                                           --------       --------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable .....................................       (14,400)        11,300
    Purchases of Treasury Stock .....................................................        (3,164)        (2,665)
    Proceeds from issuance of common stock ..........................................         1,510             43
                                                                                           --------       --------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ............................       (16,054)         8,678
                                                                                           --------       --------

NET INCREASE (DECREASE) IN CASH .....................................................          (757)          (161)
Cash at beginning of period .........................................................         1,256          1,431
                                                                                           --------       --------
Cash at end of period ...............................................................      $    499       $  1,270
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


NOTE 1 -- BASIS OF PRESENTATION

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


NOTE 2 -- INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000           1999
                                                     -------------   ------------

         Raw materials ..........................      $  8,413       $  9,015
         Work-in-process ........................         3,767          5,961
         Finished goods .........................        27,583         36,545
                                                       --------       --------

                                                         39,763         51,521

         Increase to LIFO cost ..................           800          3,276
                                                       --------       --------

                                                         40,563         54,797

         Lower of Cost or Market Adjustment .....           (38)          (159)
                                                       --------       --------

                                                       $ 40,525       $ 54,638
                                                       ========       ========

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to

                                                                       FORM 10-Q


many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 3 -- INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Quarter Ending        Quarter Ending
                                                                   September 30, 2000    September 30, 1999

Numerator:
         Net Income                                                   $  2,175,000          $  1,909,000
                                                                      ============          ============

Denominator:
         Denominator for basic earnings per share --
         weighted average shares                                        15,181,520            15,380,148

Effect of dilutive securities:
         Employee stock options                                            100,409               337,981
                                                                      ------------          ------------

Denominator for diluted earnings per share --
         weighted average shares                                        15,281,929            15,718,129
                                                                      ============          ============

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Nine Months Ending             Nine Months Ending
                                                              September 30, 2000             September 30, 1999

Numerator:
         Net Income                                               $  5,414,000                  $  4,752,000
                                                                  ============                  ============

Denominator:
         Denominator for basic earnings per share --
         weighted average shares                                    15,246,874                    15,509,990

Effect of dilutive securities:
         Employee stock options                                        249,146                       347,412
                                                                  ------------                  ------------
Denominator for diluted earnings per share --
         weighted average shares                                    15,496,020                    15,857,402
                                                                  ============                  ============

                                                                       FORM 10-Q


NOTE 4 -- LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2000, the balance outstanding under the Financing Agreement was $46.2 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 -- STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions have increased this authorization. As of September 30, 2000, the Company had repurchased an aggregate of 1,488,100 shares of its common stock in the open market.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarter and nine month periods ended September 30, 2000 and 1999. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

         Net sales for the third quarter of 2000 amounted to $70.4 million compared with net sales of $53.1 million for the third quarter of 1999. This increase was due to an increase in the average sales price per copper pound of the Company's products, together with a 24% increase in the pounds of copper shipped during the period. The increase in the average sales price per copper pound of the Company's products was due to a 11% increase in the average cost of copper from the third quarter of 1999 to the same period in 2000, offset somewhat by competitive pricing pressure of the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. The average sales price per copper pound of product sold was $1.55 in the third quarter of 2000, compared to $1.45 in the third quarter of 1999. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

                                                                       FORM 10-Q


         Cost of goods sold increased to $60.0 million in the third quarter of 2000 from $45.0 million in the third quarter of 1999. Copper costs increased to $36.9 million in the third quarter of 2000 from $25.4 million in the third quarter of 1999. The average cost per copper pound purchased increased to $.88 in the third quarter of 2000 from $.79 in the third quarter of 1999. Copper costs as a percentage of net sales increased to 52.4% in the third quarter of 2000 from 47.9% in the third quarter of 1999. This increase as a percentage of net sales in the third quarter of 2000 versus the comparable quarter in 1999 was primarily due to higher copper costs per pound of product sold partially offset by an increased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential increased in the third quarter of 2000 because the average cost per copper pound purchased increased less than the average price per copper pound sold. Other raw material costs as a percentage of net sales decreased to 13.8% in the third quarter of 2000, compared with 15.7% in the third quarter of 1999. This decrease was due to raw materials per pound of copper sold remaining relatively constant while the sales price per copper pound of product sold increased as discussed above. Depreciation, labor and overhead costs as a percentage of net sales increased slightly to 17.4% in the third quarter of 2000, compared with 17.0% in the third quarter of 1999 due to an increase in depreciation and overhead associated with the company's expansion projects completed over the last year.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper increased during the third quarter of 2000 (as compared to the second quarter of 2000), which would necessitate an increase in the LIFO reserve and a corresponding decrease in cost of goods sold, if inventory levels increased or remained constant. In the third quarter of 2000, however, inventory levels dropped $2.6 million, drawing down lower cost LIFO layers and pulling $1.4 million of expense into cost of goods sold out of the LIFO reserve. Also, at September 30, 2000, the market value of the inventory exceeded the LIFO cost. Therefore, there was a decrease in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $332,000. The resulting lower of cost or market reserve at September 30, 2000 was $38,000

         Due to the items discussed above, gross profit in 2000 increased to $10.4 million, or 14.8% of net sales, for the quarter compared to $8.1 million, or 15.2% of net sales, for the third quarter of 1999.

         General and administrative expenses in 2000 were $1.6 million, or 2.2% of net sales in the quarter, compared to $1.3 million, or 2.5% of net sales in the third quarter of 1999. General and administrative expenses as a percentage of sales decreased. General and administrative dollar expenses increased primarily due to expenses related to the Company's new ERP (sales, distribution and accounting) system. Selling expenses for the third quarter of 2000 were $4.5 million, or 6.3% of net sales, compared to $3.0 million, or 5.7% of net sales, in the third quarter of 1999. The dollar increase in selling expenses was due to the increase in sales volumes driving gross commissions higher, while the percentage increase was due to the mix of products sold shifting to items with higher commissions in 2000.

         Net interest expense was $1.0 million in the third quarter of 2000 compared to $737,000 in the third quarter of 1999. The increase was due to higher floating interest rates on the debt in 2000 versus 1999.

         The Company's effective tax rate remained constant at 36.0% in the third quarter of 2000 versus the same period in 1999.

                                                                       FORM 10-Q


         As a result of the aforementioned factors, the Company's net income was $2.2 million in the third quarter of 2000 compared to $1.9 million in the third quarter of 1999.


Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

         Net sales for the first nine months of 2000 amounted to $210.5 million compared with net sales of $172.0 million for the first nine months of 1999. This increase was due to an increase in the average sales price per copper pound of the Company's products and an increase in the pounds of copper shipped during the period. The increase in the average sales price per copper pound of the Company's products resulted from a 20% increase in the average cost of copper from the first nine months of 1999 to the same period in 2000, offset somewhat by competitive pricing pressure on the Company's products in the first nine months of 2000. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Sales volume of the Company's residential and commercial products increased during the first nine months of 2000 compared to the first nine months of 1999. The average sales price per copper pound of product sold was $1.51 in the first nine months of 2000, compared to $1.33 in the first nine months of 1999. Fluctuations in sales prices were primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold was $181.1 million in the first nine months of 2000, compared to $148.7 million in the first nine months of 1999. Copper costs increased to $113.5 million in the first nine months of 2000 from $88.9 million in the first nine months of 1999. The average cost per copper pound purchased increased to $.85 in the first nine months of 2000 from $.71 in the first nine months of 1999. Copper costs as a percentage of net sales increased to 54.0% in the first nine months of 2000 compared to 51.7% in the first nine months of 1999. The higher copper cost per pound of product sold in the first nine months of 2000 as compared to the same period of 1999 did not adversely affect margins. The differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound increased in the first nine months of 2000 compared to the same period in 1999. Other raw material costs as a percentage of net sales decreased to 14.5% in the first nine months of 2000, from 16.7% in the first nine months of 1999. This decrease was due to the increase in the sales price per copper pound sold, as discussed above. Depreciation, labor and overhead costs as a percentage of net sales decreased to 16.4% in the first nine months of 2000 compared to 17.5% in the first nine months of 1999. This decrease was due to an increase in volume resulting in economies of scale as well as the higher sales price per copper pound of product sold as discussed above.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. The price of copper was relatively stable during the first eight months of 2000 with an increase in September. The inventory level, however, decreased by $14.1 million. This resulted in a decrease in the LIFO reserve of $2.5 million that resulted in a decrease to the inventory value and an increase in cost of goods sold. In the first nine months of 1999, inventory levels and the LIFO reserve increased resulting in an increase to the inventory value and a decrease to the cost of goods sold of $1.3 million. Also, at September 30, 2000, LIFO cost exceeded the market value of the inventory. Therefore, there was a decrease in the lower of cost or market reserve and a decrease in the cost of goods sold in the amount of $121,000.

                                                                       FORM 10-Q


         Due to the items discussed above, gross profit increased to $29.4 million, or 14.0% of net sales, for the first nine months of 2000 compared to $23.3 million, or 13.5% of net sales, for the first nine months of 1999.

         General and administrative expenses were $4.6 million, or 2.2% of net sales, in the first nine months of 2000 compared to $3.8 million, or 2.2% of net sales, in the first nine months of 1999. This increase in general and administrative expenses was due primarily to the Company's new ERP system. The Company added $50,000 to the provision for bad debts in the first nine months of 2000 compared to zero in the first nine months of 1999. Selling expenses for the first nine months of 2000 were $13.2 million, or 6.3% of net sales, compared to $10.1 million, or 5.9% of net sales, in the first nine months of 1999. As explained in the quarterly review, this percentage increase was due to the mix of products sold shifting to items with higher commissions in 2000.

         Net interest expense increased to $3.1 million in the first nine months of 2000 compared to $1.9 million in the first nine months of 1999. The increase was due to a higher average debt balance outstanding during the first nine months of 2000 than the comparable period during 1999, due primarily to the higher working capital required to grow the business and higher floating interest rates in 2000 versus 1999, as discussed in the quarterly review above.

         The Company's effective tax rate decreased to 36% in the first nine months of 2000 compared to 37.5% in the first nine months of 1999. The lower effective tax rate is the result of a lower state tax rate due to a subsidiary restructuring completed in the third quarter of 1999.

         As a result of the aforementioned factors, the Company's net income increased to $5.4 million in the first nine months of 2000 from $4.8 million in the first nine months of 1999.


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

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of

                                                                       FORM 10-Q


September 30, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2000, the balance outstanding under the Financing Agreement was $46.2 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's disgression.

         Cash provided by operations was $18.9 million in the first nine months of 2000 compared to cash used by operations of $1.6 million in the first nine months of 1999. This increase of $20.5 million in cash provided by operations was primarily the result of a $14.1 million reduction of inventory in the first three quarters of 2000. Cash used in investing activities decreased from $7.2 million in the first nine months of 1999 to $3.6 million in the first nine months of 2000. In both periods, these funds were used primarily to increase the Company's production capacity. The $16.1 million of cash used by financing activities was due primarily to the $14.4 million of debt the Company was able to pay down in the first nine months of 2000.

         During 2000, the Company expects to expend less capital for additional manufacturing equipment than it spent in 1999. During 2000, the Company expects its capital expenditures will consist of additional manufacturing equipment for its wire operations. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of September 30, 2000, the Company had repurchased an aggregate of 1,488,100 shares of its common stock in the open market.

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

                                                                       FORM 10-Q


PART II. OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

         On July 19, 1999, a lawsuit styled Jose Delgado et al v. Encore Wire Corporation was filed in the District Court of Collin County, Texas against the Company. The plaintiffs are former employees of the Company who allege that they were discharged in retaliation for seeking workers' compensation benefits in violation of chapter 451 of the Texas Labor Code. The plaintiffs also claim intentional infliction of emotional distress. The Company denies the allegations and will contest the claims vigorously. The plaintiffs claim that they are entitled to recover over $50 million. The Company believes the plaintiffs' claims are without merit. On May 22, 2000, the district court granted the Company's motion to sever the case into eight separate cases.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENCORE WIRE CORPORATION
                               ------------------------------------------------
                                                 (Registrant)


Date: November 13, 2000                       /s/ VINCENT A. REGO
                               ------------------------------------------------
                                               Vincent A. Rego,
                                       Chairman of the Board of Directors
                                            Chief Executive Officer


Date: November 13, 2000                       /s/ DANIEL L. JONES
                               ------------------------------------------------
                                          Daniel L. Jones, President
                                           Chief Operating Officer


Date: November 13, 2000                       /s/ FRANK J. BILBAN
                               ------------------------------------------------
                                  Frank J. Bilban, Vice President - Finance,
                                           Treasurer and Secretary,
                                            Chief Financial Officer

                                                                       FORM 10-Q


                                INDEX TO EXHIBIT


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27                         Financial Data Schedule