Form 10-K405
period 2000-12-31
ENCORE WIRE CORP /DE/
filed 2001-03-29
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                  For the fiscal year ended December 31, 2000

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                 For the transition period from ______ to ____

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

     Yes  [ X ]     No   [   ]

Aggregate market value of Common Stock held by nonaffiliates as of March 14, 2001: $ 92,646,374

Number of shares of Common Stock outstanding as of March 14, 2001: 15,067,772

                      DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

    (1)  Proxy statement for the 2001 annual meeting of stockholders -- Part III

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                          NUMBER


PART I.......................................................................  1
   ITEM 1.    BUSINESS.......................................................  1
              General........................................................  1
              Strategy.......................................................  1
              Products.......................................................  2
              Manufacturing..................................................  2
              Customers......................................................  3
              Marketing and Distribution.....................................  3
              Employees......................................................  4
              Raw Materials..................................................  4
              Competition....................................................  4
              Patent and Trademark Matters...................................  5
   ITEM 2.    PROPERTIES.....................................................  5
   ITEM 3.    LEGAL PROCEEDINGS..............................................  5
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  5
   EXECUTIVE OFFICERS OF THE COMPANY.........................................  5

PART II......................................................................  7
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................  7
   ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...........................  8
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................  9
              General........................................................  9
              Results of Operations..........................................  9
              Liquidity and Capital Resources................................ 11
              Information Regarding Forward Looking Statements............... 12
   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 13
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 13
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE...................................... 29

PART III..................................................................... 29
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................. 29
   ITEM 11. EXECUTIVE COMPENSATION........................................... 29
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 29
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............. 29

PART IV...................................................................... 29
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K........................................................ 29


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Encore Wire Corporation is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, as well as building wire for electrical distribution in commercial and industrial buildings. Based upon the latest available U.S. Department of Commerce data, the Company's share of the market for residential wire was approximately 15% in 1999. Based on the same information, the Company's share of the market for the commercial wire that it manufactures was approximately 11% in 1999. Although the Department of Commerce has not released the 2000 data, the Company believes its market share rankings are substantially similar to those in 1999.

     The principal customers for Encore's wire are wholesale electrical distributors, which serve both the residential and commercial wire markets. The Company sells its products primarily through manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.

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

     The Company is a Delaware corporation with its principal executive offices and plant located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms "Company" and "Encore" refer to Encore Wire Corporation and its consolidated entities, including Encore Wire Limited, a Texas limited partnership ("Encore Wire Limited") through which the Company's operations are conducted.

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

PRODUCTS

     Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Its commercial product line consists primarily of THHN, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company's NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock keeping units (SKUs) of residential wire and between 4,500 and 5,000 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

     The manufacturing process for the Company's products involves up to six steps: casting, drawing, stranding, blending, insulating and jacketing.

     Rod Casting. Rod casting is the process of melting sheets of copper cathode and copper scrap and casting the hot copper into a 5/16 inch copper rod to be drawn into copper wire.

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

     PVC Blending. PVC blending is the process of mixing the various raw materials that are required to produce the PVC necessary to meet UL specifications for the insulation and jacket requirements for the wire that is manufactured.

     Insulating. Insulating is the process of extruding first PVC and then nylon (where applicable) over the solid or stranded wire.

     Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company's jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap.

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

CUSTOMERS

     Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to more than 70% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the June 2000 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2000.

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

     Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at the warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At
December 31, 2000, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Norcross, Georgia; Orlando, Florida; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

     Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

     The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The

Company determines customers' credit limits. The Company's bad debt experience was .05%, .01%, and .35% of net sales in 2000, 1999 and 1998, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

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

     As of December 31, 2000, Encore had 474 employees, of whom 406 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

     The principal raw materials used by Encore in manufacturing its products are copper cathode, copper rod, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials primarily include PVC resin, clay and plasticiser.

     The Company began production from its copper rod fabrication facility in June 1998. Prior to completion of the new copper rod fabrication facility, the Company used copper rod purchased from others to manufacture its wire and cable products. In 2000, the copper rod fabrication facility manufactured all of the Company's copper rod requirements. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others.

     In 1999, the Company completed a new facility to manufacture PVC. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company's wire and cable products. The raw materials include PVC resin, clay and plasticiser. During 2000, this facility attained the capacity to produce all of the Company's PVC requirements.

COMPETITION

     The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, which have substantially greater resources than the Company and offer more complete lines of electrical wire and cable products. The Company's competitors include Southwire Corporation, Essex Wire and Cable (a subsidiary of Superior Telecom, Inc.) and General Cable Corporation. These competitors are vertically integrated insofar as they possess rod fabrication facilities and plastic compounding operations.

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

PATENT AND TRADEMARK MATTERS

     On April 17, 2000, Encore Wire filed for a patent for a Conductor Insulation Material developed by Encore that does not contain lead. That application is currently pending. The U.S. Patent & Trademark Office has approved for publication the trademark "NONLEDEX" for use in connection with the Conductor Insulation Material. The Company also owns 2 registered trademarks, U.S. Registration numbers 1,900,498 and 2,263,692 for the Encore Wire "LOGO" Design and "HANDY MAN'S CHOICE," respectively. The Company also has a pending application for registration of the trademark "ENCORE WIRE," filed on August 24, 1999.

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

ITEM 3.  LEGAL PROCEEDINGS

     On July 19,1999, a lawsuit styled Jose Delgado et al v. Encore Wire Corporation was filed in the District Court of Collin County, Texas against the Company. The plaintiffs are former employees of the Company who allege that they were discharged in retaliation for seeking workers' compensation benefits in violation of chapter 451 of the Texas Labor Code. The plaintiffs also claim intentional infliction of emotional distress. The Company denies the allegations and will contest the claims vigorously. The plaintiffs claim that they are entitled to recover over $50 million. The Company believes the plaintiffs' claims are without merit. On May 22, 2000, the district court granted the Company's motion to sever the case into eight separate cases.

     In addition, the Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding Encore's executive officers including their respective ages at March 19, 2001 is set forth below.



NAME                          AGE           POSITION WITH COMPANY
----                          ---           ---------------------
Vincent A. Rego               77            Chairman of the Board of Directors,
                                            and Chief Executive Officer


NAME                          AGE           POSITION WITH COMPANY
----                          ---           ---------------------

Daniel L. Jones               37            President, Chief Operating Officer,
                                            and Member of the Board of Directors

David K. Smith                41            Vice President -- Operations

Frank J. Bilban               44            Vice President -- Finance, Treasurer
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

     Mr. Smith has been Vice President -- Operations of Encore since 1992. From 1984 until joining the Company in 1990 Mr. Smith was employed by General Cable Corporation.

     Mr. Bilban has been Vice President -- Finance, Treasurer and Secretary of Encore since June 2000. From 1998 until joining the Company in June 2000, Mr. Bilban was Executive Vice President and Chief Financial Officer of Alpha Holdings Inc., a plastics manufacturing concern with three subsidiaries based in Dallas. From 1996 until 1998, Mr. Bilban was Vice President and Chief financial Officer of Wedge Dia-Log Inc., an oil field services company based in Grand Prairie, Texas. From 1991 until 1996, Mr. Bilban held financial positions including Division Controller with the CT Film Division of Rexene Corporation. From 1978 until 1991 he was employed in various financial capacities with several divisions of Outboard Marine Corporation.

     All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board or until their respective successors are chosen and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted in the NASDAQ Stock Market's National Market under the symbol "WIRE." The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the NASDAQ Stock Market's National Market for the periods indicated. The reported prices have been adjusted to reflect two 3-for-2 splits of the Common Stock effective August 18, 1997 and June 15, 1998, respectively.


                                                            High           Low
                                                            ----           ---
2000
 First Quarter..........................................   9  1/32       6 9/16
 Second Quarter.........................................   7             5 3/8
 Third Quarter..........................................   7 13/16       5 1/2
 Fourth Quarter.........................................   8             5 3/8

1999
 First Quarter..........................................  12 13/16       7 3/4
 Second Quarter.........................................  12             7 7/8
 Third Quarter..........................................  12             9
 Fourth Quarter.........................................   9 1/4         6 1/2


     On March 14, 2001, the last reported sale price of the Common Stock was $8.84 per share. As of March 14, 2001, there were 131 record holders of the Common Stock. The Company estimates that there were approximately 4,000 beneficial holders of the Common Stock.

     The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          2000        1999        1998        1997        1996
                                                        ---------   ---------   ---------   ---------   ---------
                                                              (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Net sales..........................................    $283,689    $229,670    $244,044    $254,640    $179,132
  Cost of goods sold.................................     243,132     197,636     195,060     201,323     153,448
                                                         --------    --------    --------    --------    --------
    Gross profit.....................................      40,557      32,034      48,984      53,317      25,684
  Selling, general and administrative expenses.......      24,027      18,742      18,083      16,236      12,413
                                                         --------    --------    --------    --------    --------
  Operating income...................................      16,530      13,292      30,901      37,081      13,271

  Other income (expense):
    Interest and other income........................         128         104         145         142          92
    Interest expense.................................      (4,080)     (2,922)     (1,876)     (1,367)     (1,722)
                                                        ---------    --------    --------    --------    --------
  Income before income taxes.........................      12,578      10,474      29,170      35,856      11,641

  Income tax expense.................................       4,528       3,880      11,602      14,163       4,482
                                                        ---------    --------    --------    --------    --------
  Net income.........................................   $   8,050    $  6,594    $ 17,568    $ 21,693    $  7,159
                                                        =========    ========    ========    ========    ========
  Net income per common and common
    equivalent share -- diluted......................   $    0.52    $   0.42    $   1.07    $   1.32    $   0.45
                                                        =========    ========    ========    ========    ========
  Weighted average common and common
    equivalent shares -- diluted.....................      15,383      15,713      16,388      16,482      15,867



                                                                            DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          2000        1999        1998        1997        1996
                                                        ---------   ---------   ---------   ---------   ---------
                                                                             (In thousands)
BALANCE SHEET DATA:

  Working capital....................................   $ 68,547    $ 74,228    $ 52,825    $ 43,710     $39,137
  Total assets.......................................    171,839     182,389     156,948     128,755      91,068
  Long-term debt, net of current portion.............     42,600      60,600      44,000      22,200      18,500
  Stockholders' equity...............................     93,546      87,423      83,655      70,010      46,899

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 63.9%, 60.6%, 66.2%, 73.8%, and 77.4% of the Company's cost of goods sold during fiscal 2000, 1999, 1998, 1997, and 1996, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

     The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                       2000      1999      1998
                                                       ----      ----      ----
Net sales.........................................    100.0%    100.0%    100.0%
Cost of goods sold:
    Copper........................................     54.8      52.1      52.9
    Other raw materials...........................     14.0      15.7      14.3
    Depreciation..................................      3.0       3.3       2.3
    Labor and overhead............................     13.3      14.5      11.5
    LIFO adjustment...............................      0.7       1.5      (1.6)
    Lower of cost or market adjustment............     (0.1)     (1.1)      0.6
                                                      -----     -----      ----
 ..................................................     85.7      86.0      80.0
                                                      -----     -----     -----
Gross profit......................................     14.3      14.0      20.0
Selling, general and administrative expenses......      8.5       8.2       7.4
                                                      -----     -----     -----
Operating income..................................      5.8       5.8      12.6
Interest expense, net.............................      1.4       1.2       0.7
                                                      -----     -----     -----
Income before income taxes........................      4.4       4.6      11.9
Income tax expense................................      1.6       1.7       4.7
                                                      -----     -----     -----
Net income........................................      2.8%      2.9%      7.2%
                                                      =====     =====     =====

     The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2000, 1999, and 1998. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

     Net sales were $283.7 million in 2000, compared to $229.7 million in 1999 and $244.0 million in 1998. The increase in Net Sales in 2000 over 1999, resulted from an 11.0% increase in sales volume, and a 12% increase in the price of copper. The decrease from 1998 to 1999, which was partially offset by a 9.5% increase in sales volume, was due primarily to an 8.6% decrease in the average cost of copper, which resulted in a decrease in the average sales price per copper pound of the Company's products. Sales volume increases were due to several factors, including increases in customer acceptance and product availability. In 2000, the Company continued to expand sales to some existing customers and increased the number of customers to which it sold its products. The Company currently sells its products to more than 60% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the June 2000 issue of Electrical Wholesaling magazine. The average sales price per copper pound of product sold was $1.53 in 2000 compared to $1.37 in 1999 and $1.60 in 1998. The changes each year are primarily a result of price competition and fluctuating copper prices. The average price per copper pound paid by the Company in 2000, 1999 and 1998 was $.86, $.74, and $.81,
respectively.

     Cost of goods sold was $243.1 million in 2000, compared to $197.6 million in 1999 and $195.0 million in 1998. Copper costs increased to $155.4 million in 2000 from $119.8 million in 1999 and $129.3 million in 1998. The average cost per copper pound purchased was $.86, in 2000, $.74 in 1999, and $.81 in 1998. Copper costs as a percentage of net sales increased to 54.8% in 2000 from 52.1% in 1999 and 52.9% in 1998. The increase as a percentage of net sales was due primarily to the significant increase in copper cost over 1999, while other costs remained more constant. Other raw material costs as a percentage of net sales were 14.0%, 15.7%, and 14.3% in 2000, 1999, and 1998, respectively. The decrease is due primarily to the Company's sales price per copper pound sold increasing (as discussed above) while the cost of other raw materials per pound of copper sold remained relatively constant. Depreciation, labor and overhead costs as a percentage of net sales were 16.3% in 2000, compared to 17.8% in 1999 and 13.8% in 1998. The decrease in 2000 was due primarily to increased efficiencies relating to increased production capacity and vertical integration projects (copper rod fabrication facility and PVC manufacturing facility) that were completed in the prior year. Additionally, these expense items decreased as a percentage of sales, due to an increase in the sales price per copper pound sold (as discussed above) partially offset with an increase in the overhead and depreciation per copper pound sold.

     Inventories are stated at the lower of cost, using the last in, first out
(LIFO) method or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the cost of copper during 1998, the value of all inventories at December 31, 1998 using the LIFO method was greater than its FIFO value by approximately $6,637,000, resulting in an additional decrease in the cost of goods sold of $4,008,000. At December 31, 1998, LIFO value exceeded the market value of the inventory by $2,625,000, thereby necessitating an additional $1,347,000 lower of cost or market decrease in the value of inventory and a corresponding increase in the cost of goods sold. The net of these two adjustments decreased cost of goods sold by $2,661,000. Although average copper costs during 1999 were lower than 1998, the cost at the end of 1999 was higher than the cost at the end of 1998. As a result of increases in the cost of copper during 1999 (specifically at the end of 1999), the value of all inventory at December 31, 1999 using the LIFO method was greater than its FIFO value by approximately $3,276,000, resulting in a corresponding increase in the cost of goods sold of $3,360,833. At December 31, 1999, LIFO value exceeded the market value of the inventory by $159,000, thereby necessitating a reversal of the previously established lower of cost or market reserve in the amount of $2,465,000 and a corresponding decrease in the cost of goods sold. The net of these two adjustments increased cost of goods sold by $263,000. Although copper prices were relatively stable in 2000, the price at the end of 2000 was higher than at the end of 1999 and the copper pounds in inventory were reduced. As a result of the increase in the cost of copper in 2000, the value of all inventories at December 31, 2000 using the LIFO method was greater than the FIFO value by approximately $1,348,000 resulting in a corresponding increase in the cost of goods sold of $1,928,315. At December 31, 2000, LIFO value was less than the market value of the inventory, thereby requiring a reversal of the previously established lower of cost or market reserve of $159,433 and a corresponding decrease in the cost of goods sold. The net of the two above adjustments increased cost of good sold by $1,768,882. Future reductions in the price of copper could require the Company to record additional lower of cost or market adjustments against the related inventory balance. Additionally, a reduction in the quantity of inventory could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period at the different price.

     Gross profit increased to $40.6 million, or 14.3% of net sales, in 2000 from $32.0 million, or 14.0% of net sales, in 1999 and $48.9 million, or 20.0% of net sales, in 1998. The changes in gross profit were due to the factors discussed above.

     General and administrative expenses were $6.4 million in 2000, $5.2 million in 1999 and $5.0 million in 1998. As a percentage of net sales, general and administrative expenses were 2.3% in 2000, 2.3% in 1999 and 2.0% in 1998. In 2000 and 1999, general and administrative costs increased due to increased costs relating to higher sales volumes. These costs remained constant as a percentage of sales due to a higher sales price per copper pound as discussed above. Selling expenses, which include freight and sales commissions, were $17.6 million in 2000, $13.5 million in 1999 and $13.0 million in 1998. As a percentage of net sales, selling expenses were 6.2% in 2000, 5.9% in 1999 and 5.3% in 1998. The increase, as a percentage of sales, is due primarily to increased sales commissions stemming from a change in the mix of products sold.

     Interest expense increased to $4,080,000 in 2000 from $2,922,000 in 1999 and $1,876,000 in 1998. The increase is due to a higher average debt level during 2000, coupled with the market wide increase in interest rates. These factors were partially offset by an $18.0 million reduction in debt during 2000. In addition, the Company used debt to finance common stock repurchases in 1998, 1999 and 2000. The Company capitalized interest expense relating to the construction of assets in the amounts of $0 in 2000, $330,000 in 1999, and $570,000 in 1998.

     The Company's effective tax rate decreased in 2000 to 36.0% from 37.0% in 1999 as a result of an entity restructuring in mid 1999. The effective rate was 39.5% in 1998.

     As a result of the foregoing factors, the Company's net income was $8.0 million in 2000, $6.6 million in 1999, and $17.6 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash flow activities.

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (In thousands)
Net income...................................... $  8,050   $  6,594   $ 17,567
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
    Depreciation and amortization...............    9,187      8,088      5,937
    Other non-cash items........................      402      2,993      2,760
    Increase(decrease) in accounts receivable,
    Inventory and other assets..................    4,179    (24,966)    (2,226)
    Increase in trade accounts payable,
    Accrued liabilities and other liabilities...    1,071      2,085     (8,850)
                                                 --------   --------   --------
Net cash provided by (used in) operating
 Activities.....................................   22,889     (5,206)    15,458

Investing activities:
    Purchases of property, plant and
    Equipment (net).............................   (4,163)    (8,744)   (33,068)

Financing activities:
    (Decrease) increase in indebtedness, net....  (18,000)    16,600     21,800
    Issuances of common stock...................    1,510         65        635
    Purchase of treasury stock..................   (3,436)    (2,891)    (4,558)
                                                 --------   --------   --------

Net cash (used in) provided by financing
    Activities..................................  (19,926)    13,774     17,877
                                                 --------   --------   --------
Net increase (decrease) in cash................. $ (1,200)  $   (176)  $    267
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

     Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2000, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2000. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At December 31, 2000, the balance outstanding under the Financing Agreement was $42.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

     On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of December 31, 2000, the Company had repurchased an aggregate of 1,528,100 shares of its common stock in the open market pursuant to this program and subsequent Board authorizations. The average cost of these shares was $8.18 per share. The Company purchased an aggregate of 522,100 shares under this authorization during 2000 at an average cost of $6.58.

     Cash provided by operations was $22.9 million in 2000 compared to cash used by operations of $5.2 million in 1999 and $15.5 million provided in 1998. The increase of $28.1 million from 1999 to 2000 was primarily the result of an $11.8 million reduction in inventory in 2000 versus a $16.8 million increase in inventory in 1999. Cash used in investing activities decreased to $4.2 million in 2000 from $8.7 million in 1999 and $33.0 million in 1998. During 2000, capital expenditures returned to a maintenance level after large investments were made the previous two years to expand capacity by constructing a copper rod fabrication facility, a PVC manufacturing facility and a distribution center. The cash consumed by financing activities in 2000 was primarily used to decrease borrowings on the Company's loan facility by $18.0 million. Cash provided by financing activities was reduced by $3.4 million in 2000, $2.9 million in 1999 and $4.6 million in 1998, as a result of the purchase of treasury stock. Cash provided by financing activities was increased by $1.5 million in 2000, $65,000 in 1999, and $635,000 in 1998 as the result of the issuance of common stock.

     During 2001, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The total capital expenditures associated with these capital expenditures are estimated not to exceed $10.0 million in 2001. The Company also expects its working capital requirements to increase during 2001 as a result of continued increases in sales and potential increases in the cost of copper. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing available from it's revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

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

     Interest rate risk is attributable to the Company's long-term debt under the Financing Agreement. The amounts outstanding under the Financing Agreement are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election. At December 31, 2000, the balance outstanding under the Financing Agreement was $42.6 million, and the average interest rate was 7.428%. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A 1% increase in the interest rate for the year 2000 would have increased the Company's interest expense by $527,500.

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

                         Report of Independent Auditors

Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/Ernst & Young LLP
Dallas, Texas
January 27, 2001

                             Encore Wire Corporation

                           Consolidated Balance Sheets


                                                                                    DECEMBER 31
                                                                         ---------------------------------
                                                                             2000                1999
                                                                        -------------       -------------
ASSETS
Current assets:

     Cash and cash equivalents                                           $    55,979       $  1,255,915
     Accounts receivable, net of allowance for losses of  $413,648
       and $485,156 in 2000 and 1999, respectively                        54,002,608         46,592,413
     Inventories (Note 2)                                                 42,867,516         54,638,357
     Prepaid expenses and other                                              460,543            367,690
                                                                         -----------       ------------
Total current assets                                                      97,386,646        102,854,375

Property, plant, and equipment - at cost:

     Land                                                                  3,583,329          3,583,329
     Construction-in-progress                                              2,977,463          2,190,627
     Buildings and improvements                                           26,086,303         26,003,321
     Machinery and equipment                                              77,013,253         74,051,866
     Furniture and fixtures                                                2,020,454          1,865,323
                                                                        ------------       ------------
                                                                         111,680,802        107,694,466

     Accumulated depreciation and amortization                           (37,419,640)       (28,304,905)
                                                                        ------------       ------------
                                                                          74,261,162         79,389,561

Other assets                                                                 191,121            145,035
                                                                        ------------       ------------
Total assets                                                            $171,838,929       $182,388,971
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                             $ 18,487,044       $ 18,081,545
     Accrued liabilities (Note 3)                                          8,654,745          8,212,761
     Current income taxes payable                                            737,674            514,366
     Current deferred income taxes (Note 5)                                  960,465          1,818,057
                                                                        ------------       ------------
Total current liabilities                                                 28,839,928         28,626,729

Non-current deferred income taxes (Note 5)                                 6,852,848          5,739,550
Long-term note payable (Note 4)                                           42,600,000         60,600,000

Contingencies (Note 8)

Stockholders' equity (Note 6 and 7):
     Convertible preferred stock, $.01 par value:
       Authorized shares - 2,000,000
       Issued and outstanding shares -- none
     Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 16,637,509 in 2000 and
       16,337,922 in 1999                                                    166,375            163,379
     Additional paid-in capital                                           32,162,267         30,655,663
     Treasury Stock, at cost - 1,528,100 in 2000 and 1,006,000 in 1999   (12,493,338)        (9,057,353)
     Retained earnings                                                    73,710,849         65,661,003
                                                                        ------------       ------------
Total stockholders' equity                                                93,546,153         87,422,692
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $171,838,929       $182,388,971
                                                                        ============       ============

See accompanying notes.

                             Encore Wire Corporation

                        Consolidated Statements of Income

                                                                      YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               2000              1999             1998
                                                           ------------      ------------      ------------
Net sales                                                  $283,689,096      $229,669,808      $244,044,135
Cost of goods sold                                          243,132,019       197,635,985       195,059,722
                                                           ------------      ------------      ------------
Gross profit                                                 40,557,077        32,033,823        48,984,413

Selling, general, and administrative expenses                24,027,034        18,741,589        18,083,414
                                                           ------------      ------------      ------------
Operating income                                             16,530,043        13,292,234        30,900,999

Other income (expense):
 Interest and other income                                      127,831           103,605           145,056
 Interest expense                                            (4,079,928)       (2,921,762)       (1,876,315)
                                                           ------------      ------------      ------------
Income before income taxes                                   12,577,946        10,474,077        29,169,740
Income tax expense (Note 5)                                   4,528,100         3,880,100        11,602,400
                                                           ------------      ------------      ------------
Net income                                                 $  8,049,846      $  6,593,977      $ 17,567,340
                                                           ============      ============      ============

Weighted average common shares - basic (Note 7)              15,216,650        15,468,107        15,843,591
                                                           ============      ============      ============

Basic earnings per common share                            $       0.53      $       0.43      $       1.11
                                                           ============      ============      ============

Weighted average common shares - diluted (Note 7)            15,382,870        15,713,491        16,388,259
                                                           ============      ============      ============

Diluted earnings per common share                          $       0.52      $       0.42      $       1.07
                                                           ============      ============      ============

See accompanying notes.

                             Encore Wire Corporation

                 Consolidated Statements of Stockholders' Equity


                                                                     ADDITIONAL
                                               COMMON STOCK            PAID-IN       TREASURY        RETAINED
                                            SHARES        AMOUNT       CAPITAL        STOCK          EARNINGS          TOTAL
                                          ----------     --------    -----------   ------------    -----------       ----------
Balance at December 31, 1997               10,798,385    $107,983    $30,010,051   $ (1,608,390)    $41,500,424      $70,010,068
   Proceeds from exercise of stock
     options                                   80,425         804        412,983             --              --          413,787
   Purchase of treasury stock                      --          --             --     (4,558,135)             --       (4,558,135)
   Tax benefit on exercise of stock
     options                                       --          --        222,281             --              --          222,281
   Stock split                              5,425,319      54,254        (54,254)            --            (738)            (738)
   Net income                                      --          --             --             --      17,567,340       17,567,340
                                           ----------    --------    -----------   ------------     -----------      -----------
Balance at December 31, 1998               16,304,129     163,041     30,591,061     (6,166,525)     59,067,026       83,654,603
   Proceeds from exercise of stock
     options                                   33,793         338         42,977             --              --           43,315
   Purchase of treasury stock                      --          --             --     (2,890,828)             --       (2,890,828)
   Tax benefit on exercise of stock
     options                                       --          --         21,625             --              --           21,625
   Net income                                      --          --             --             --       6,593,977        6,593,977
                                           ----------    --------    -----------   ------------     -----------      -----------
Balance at December 31, 1999               16,337,922     163,379     30,655,663      (9,057,353)    65,661,003       87,422,692
   Proceeds from exercise of stock
     options                                  299,587       2,996      1,506,604              --             --        1,509,600
   Purchase of treasury stock                      --          --             --      (3,435,985)            --       (3,435,985)
   Tax benefit on exercise of stock
     options                                       --          --             --              --             --               --
   Net income                                      --          --             --              --      8,049,846        8,049,846
                                           ----------    --------    -----------    ------------    -----------      -----------

Balance at December 31, 2000               16,637,509    $166,375    $32,162,267    $(12,493,338)   $73,710,849      $93,546,153
                                           ==========    ========    ===========    ============    ===========      ===========

See accompanying notes.

                             Encore Wire Corporation

                      Consolidated Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                  2000             1999           1998
                                                             ------------     ------------     -----------
OPERATING ACTIVITIES

Net income                                                   $  8,049,846     $  6,593,977     $17,567,340
Adjustments to reconcile net income to net cash provided
 by operating activities:
      Depreciation and amortization                             9,187,014        8,088,037       5,937,397
      Provision for bad debts                                      87,500               --         650,000
      Deferred income taxes                                       255,706        2,988,673       2,122,090
      (Gain) loss on disposal of assets                            58,587            3,904         (11,942)
      Changes in operating assets and liabilities:
        Accounts receivable                                    (7,497,695)      (8,646,648)      5,706,342
        Inventories                                            11,770,841      (16,778,440)     (7,263,186)
        Prepaid expenses and other                                (92,853)        (120,791)        (87,996)
        Current income taxes receivable                                --          581,783        (581,783)
        Trade accounts payable                                    405,499        1,233,608      (6,531,734)
        Accrued liabilities                                       441,984          335,853        (371,108)
        Current income taxes payable                              223,308          514,366      (1,677,402)
                                                             ------------     ------------     -----------
Net cash provided by (used in) operating activities            22,889,737       (5,205,678)     15,458,018

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                    (4,169,203)      (8,939,393)    (33,302,363)
Increase in long term investments                                      --            4,500              --
(Increase) decrease in deposits                                   (46,085)          73,000         188,560
Proceeds from sale of equipment                                    52,000          117,838          45,450
                                                             ------------     ------------     -----------
Net cash used in investing activities                          (4,163,288)      (8,744,055)    (33,068,353)

FINANCING ACTIVITIES
(Decrease) increase in long-term note payable, net            (18,000,000)      16,600,000      21,800,000
Proceeds from issuance of common stock, net                     1,509,600           64,940         635,330
Purchase of treasury stock                                     (3,435,985)      (2,890,828)     (4,558,135)
                                                             ------------     ------------     -----------
Net cash (used in) provided by financing activities           (19,926,385)      13,774,112      17,877,195
                                                             ------------     ------------     -----------
Net (decrease) increase in cash                                (1,199,936)        (175,621)        266,860
Cash at beginning of year                                       1,255,915        1,431,536       1,164,676
                                                             ------------     ------------     -----------
Cash at end of year                                          $     55,979     $  1,255,915     $ 1,431,536
                                                             ============     ============     ===========

See accompanying notes.

                            Encore Wire Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Encore Wire Corporation (the Company) conducts its business in one segment -- the manufacture of copper electrical wire, principally NM cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN cable, for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 30 manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore's commercial and residential wire are wholesale electrical distributors.

Copper, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper accounted for approximately 63.9%, 60.6%, and 66.2% of its cost of goods sold during 2000, 1999, and 1998, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been reclassified to conform to current year presentation.

                            Encore Wire Corporation

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has evaluated the impact of SFAS 133 and determined that its adoption on January 1, 2001 had no material impact on the Company's financial condition, results of operations or cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Cash, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at expected settlement amounts which approximate fair value.

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company charged off accounts receivable of $169,591, $27,343 and $859,830 in 2000, 1999 and 1998,
respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

                            Encore Wire Corporation

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

FREIGHT EXPENSES

Costs incurred related to freight on customer shipments were $8,571,000, $6,841,000 and $6,550,000 in 2000, 1999 and 1998, respectively, and are classified as a component of Selling, general and administrative expenses.

EARNINGS PER SHARE

Earnings per common and common equivalent shares are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.

INCOME TAXES

Deferred income taxes reported using the liability method reflect the net tax effects of the temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                            Encore Wire Corporation

2.  INVENTORIES

Inventories consist of the following at December 31:

                                                  2000                 1999
                                               -----------         -----------
     Raw materials                             $13,421,656         $ 9,014,495
     Work-in-process                             3,403,708           5,961,346
     Finished goods                             24,694,088          36,545,571
                                               -----------         -----------
                                                41,519,452          51,521,412
     Adjust to LIFO cost                         1,348,064           3,276,378
     Lower of cost or market adjustment                 --            (159,433)
                                               -----------         -----------
                                               $42,867,516         $54,638,357
                                               ===========         ===========

3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:


                                                  2000                 1999
                                               -----------          -----------

     Sales volume discounts payable            $ 4,749,635         $ 4,800,813
     Property taxes payable                      1,729,478           1,643,402
     Commissions payable                           686,521             693,547
     Other accrued liabilities                   1,489,111           1,074,999
                                               -----------         -----------
                                               $ 8,654,745         $ 8,212,761
                                               ===========         ===========

4.  LONG-TERM NOTE PAYABLE

On August 31, 1999, the Company signed a new Financing Agreement (Facility) with a bank to provide for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials inventories as defined in the Financing Agreement (approximately $69.3 million at December 31, 2000). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

                            Encore Wire Corporation

4.  LONG-TERM NOTE PAYABLE (CONTINUED)

The Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 2000, the balance outstanding under the Facility was $46.2 million. Amounts outstanding under the Facility are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate, LIBOR or CD Rate options, at the Company's election (average interest rate at December 31, 2000 was 7.428%). Each of the interest rate options includes a premium dependent upon the Company's financial performance.

The Company paid interest totaling $4,021,313, $2,831,275, and $1,957,269 in 2000, 1999, and 1998, respectively. The Company capitalized $0, $329,738 and $570,136 of interest in 2000, 1999 and 1998, respectively, relating to the construction of the distribution center, rod mill, and plastics mill.

5. INCOME TAXES

The provisions for income tax expense are summarized as follows:



                                       2000             1999            1998
                                    ----------       ----------      -----------

      Current:
       Federal                      $3,986,658       $  802,604      $ 8,181,896
       State                           285,736           88,823        1,298,414
      Deferred                         255,706        2,988,673        2,122,090
                                    ----------       ----------      -----------
                                    $4,528,100       $3,880,100      $11,602,400
                                    ==========       ==========      ===========


The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:


                                       2000              1999            1998
                                    ----------       ----------      -----------

      Amount computed using
       the statutory rate           $4,402,281       $3,661,526      $10,209,409
      State income taxes, net
       of federal tax benefit          221,556          145,395        1,011,677
      Change in tax rate              (153,324)              --               --
      Other items                       57,587           73,179          381,314
                                    ----------       ----------      -----------
                                    $4,528,100       $3,880,100      $11,602,400
                                    ==========       ==========      ===========

                            Encore Wire Corporation

5. INCOME TAXES (CONTINUED)

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2000 and 1999, is as follows:


                                                       DEFERRED TAX ASSET (LIABILITY)
                                     --------------------------------------------------------------------
                                                    2000                                1999
                                    ---------------------------------   ---------------------------------
                                        CURRENT         NON-CURRENT         CURRENT         NON-CURRENT
                                    ---------------   ---------------   --------------    ---------------

Depreciation and amortization       $        --        $(6,852,848)     $        --        $(5,739,550)

Inventory                            (1,603,384)                --       (2,472,617)               --
Allowance for doubtful accounts         151,974                 --          186,785                --
Accrued expenses                         (9,079)                --          124,269                --
Uniform capitalization rules            251,043                 --          400,115                --
AMT Credit                              348,007                 --               --                --
Other                                   (99,026)                --          (56,609)               --
                                    -----------        -----------      -----------       -----------
                                    $  (960,465)       $(6,852,848)     $(1,818,057)      $(5,739,550)
                                    ===========        ===========      ===========       ===========


The Company made income tax payments (refunds) of $3,618,512 in 2000, $(227,000) in 1999, and $11,521,000 in 1998.

                            Encore Wire Corporation

6.  STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 2,041,500 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2000, 1999, and 1998:


                                                   SHARES UNDER          PRICE PER          AGGREGATE
                                                     OPTIONS               SHARE           OPTION PRICE
                                                   ------------        -------------       -------------
Options outstanding at December 31, 1997              937,335          $0.33 - 17.00        $ 5,324,747
   Options granted                                    109,100           9.00 - 17.33          1,156,748
   Options exercised                                 (106,585)          0.33 -  8.33           (621,746)
   Options canceled                                   (14,050)          6.22 - 17.00             (4,590)
                                                     --------           ------------        -----------
Options outstanding at December 31, 1998              925,800           0.33 - 17.33          5,855,159
   Options granted                                    116,500           6.50 -  9.25            775,125
   Options exercised                                  (33,793)          0.33 -  4.50           (197,126)
   Options canceled                                   (33,555)          4.17 - 10.00            (10,961)
                                                     --------           ------------        -----------
Options outstanding at December 31, 1999              974,952           0.33 - 17.33          6,422,197
   Options granted                                     87,000           5.63 -  7.00            565,500
   Options exercised                                 (299,587)          0.33 -  5.84         (1,509,665)
   Options canceled                                   (28,850)          6.22 - 10.00           (240,191)
                                                     --------           ------------        -----------
Options outstanding at December 31, 2000              733,515          $0.33 - 17.33        $ 5,237,841
                                                     ========          =============        ===========


At December 31, 2000, 440,710 options are currently exercisable and 733,515 common shares are reserved for future issuance.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), pro-forma information regarding net income and earnings per common share has been determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994, under the fair value method provided for under FAS 123. The fair value for the stock options granted to directors, officers, and key

                            Encore Wire Corporation

6.  STOCK OPTIONS (CONTINUED)

employees of the Company on or after January 1, 1995, was estimated at the date of the grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

                                                   2000            1999              1998
                                                ---------       ----------        ----------

           Risk-free interest rate              5.54%            6.43%             4.73%
           Expected dividend yield              0.00%            0.00%             0.00%
           Expected volatility                  55%              54%               51%
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

The weighted-average fair value of stock options granted during the years ended December 31, 2000, 1999, and 1998, was $3.43, $3.57 and $5.16, respectively. For purposes of the pro-forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company's pro-forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

                                                                 2000           1999          1998
                                                                ------         ------       -------

Net income                                 As reported          $8,050         $6,594       $17,567
                                           Pro-forma            $7,863         $6,436       $17,434

Basic earnings per common share            As reported           $0.53          $0.43         $1.11
                                           Pro-forma             $0.52          $0.42         $1.10

Diluted earnings per common share          As reported           $0.52          $0.42         $1.07
                                           Pro-forma             $0.51          $0.41         $1.06


                            Encore Wire Corporation

7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                2000          1999          1998
                                            -----------    -----------   -----------


      Numerator:
       Net income                           $ 8,049,846    $ 6,593,977   $17,567,340
                                            -----------    -----------   -----------
      Denominator:
       Denominator for basic
        earnings per share --
        weighted average shares              15,216,650     15,468,107    15,843,591

       Effect of dilutive securities:
        Employee stock options                  166,220        245,384       544,668
                                            -----------    -----------   -----------
       Denominator for diluted
        earnings per share --
        weighted average shares              15,382,870     15,713,491    16,388,259
                                            ===========    ===========   ===========


8.  CONTINGENCIES

On July 19, 1999, a lawsuit styled Jose Delgado et al v. Encore Wire Corporation was filed in the district Court of Collin county, Texas against the Company. The plaintiffs are former employees of the Company who allege that they were discharged in retaliation for seeking workers' compensation benefits in violation of chapter 451 of the Texas Labor Code. The plaintiffs also claim intentional infliction of emotional distress. The Company denies the allegations and will contest the claims vigorously. The plaintiffs claim that they are entitled to recover over $50 million. The Company believes the plaintiff's claims are without merit. On May 22, 2000, the district court granted the Company's motion to sever the case into eight separate cases.

In addition, the Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

                            Encore Wire Corporation

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2000 and 1999 (in thousands, except per share amounts):


                                                                 THREE MONTHS ENDED
               2000                            MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
----------------------------------             --------       -------      ------------    -----------

Net sales                                      $67,049        $73,027        $70,387         $73,226
Gross profit                                     9,187          9,784         10,424          11,162
Net income                                       1,531          1,708          2,175           2,636
Earnings per common share -- basic                0.10           0.11           0.14            0.17
Earnings per common share -- diluted              0.10           0.11           0.14            0.17



                                                                 THREE MONTHS ENDED
               1999                            MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
----------------------------------            ---------       -------      ------------    -----------


Net sales                                      $63,524        $55,442        $53,063         $57,641
Gross profit                                     9,182          6,063          8,054           8,735
Net income                                       2,258            586          1,909           1,841
Earnings per common share -- basic                0.14            .04           0.12            0.12
Earnings per common share -- diluted              0.14            .04           0.12            0.12


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The sections entitled "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2001 set forth certain information with respect to the directors of the Company and with respect to Section 16 (a) reporting obligations of directors and officers, respectively, and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2001 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2001 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          Not applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)   Financial Statements included in Item 8 herein:

                Report of Independent Auditors
                Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998
                Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998
                Notes to Consolidated Financial Statements

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

     (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ENCORE WIRE CORPORATION
Date:  March 26, 2001



                                               By:    /s/ VINCENT A. REGO
                                                   ----------------------------
                                                          Vincent A. Rego
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----

      /s/ VINCENT A. REGO          Chairman of the Board        March 26, 2001
-----------------------------     of Directors and Chief
      Vincent A. Rego                Executive Officer


      /s/ DANIEL L. JONES              President and            March 26, 2001
-----------------------------         chief Operating
      Daniel L. Jones                    Officer
                                         Director

      /s/ FRANK J. BILBAN        Vice President-- Finance,      March 26, 2001
-----------------------------     Secretary and Treasurer
      Frank J. Bilban               (Principal Financial
                                   and Accounting Officer)


                                         30


          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----

    /s/ DONALD E. COURTNEY         Vice-Chairman of the         March 26, 2001
-------------------------------    Board of Directors
    Donald E. Courtney


    /s/ JOSEPH M. BRITO                Director                 March 26, 2001
-------------------------------
    Joseph M. Brito


    /s/ JOHN H. WILSON                 Director                 March 26, 2001
-------------------------------
    John H. Wilson


    /s/ JOHN P. PRINGLE                Director                 March 26, 2001
-------------------------------
    John P. Pringle


    /s/ WILLIAM R. THOMAS              Director                 March 26, 2001
-------------------------------
    William R. Thomas


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

10.1*     Amended and Restated  Agreement Not to Compete dated March 8,
          1994, between Encore Wire Corporation and Vincent A. Rego (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.2*     Amended and Restated  Agreement Not to Compete dated March 8,
          1994, between Encore Wire Corporation and Donald M. Spurgin (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (No. 33-76216), and incorporated herein by reference).

10.3*     Employment Agreement dated as of October 1, 1996 between the
          Company and Donald M. Spurgin (filed as exhibit 10.20 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.4      Financing Agreement by and among Encore Wire Limited, as Borrower,
          Bank of America, National Association, as Agent, and Bank of America,
          National Association, and Comerica Bank-Texas, as Lenders, dated
          August 31, 1999 (filed as exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.5      First amendment to Financing Agreement of August 31, 1999, dated
          June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of
          America, National Association, as Agent, and Bank of America, National
          Association, and Comerica Bank-Texas, as Lenders, as Agent and Bank of
          America, National Association and Comerica Bank -- Texas as Lenders
          (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

21.1      Subsidiary (included herein).

23.1      Consent of Ernst & Young LLP (included herein).

*         Management contract or compensatory plan