Form 10-K405/A
period 2000-12-31
ENCORE WIRE CORP /DE/
filed 2001-04-12
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                 For the transition period from        to
                                               --------  -------

                         Commission File Number: 020278

                             ENCORE WIRE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                75-2274963
         (State of incorporation)           (I.R.S. Employer Identification No.)

            1410 MILLWOOD ROAD
              MCKINNEY, TEXAS                               75069
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


Number of shares of Common Stock outstanding as of March 14, 2001: 15,067,772

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

    (1) Proxy statement for the 2001 annual meeting of stockholders --  Part III

         The following item of Encore Wire Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is hereby amended. Such item is set forth herein in its entirety, as amended. No exhibits are filed with this Amendment.


PART III

                                                                                     Page
                                                                                     ----

Item 13.  Certain Relationships and Related Party Transactions.......................29

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2001 sets forth certain information regarding certain relationships and related party transactions and is incorporated herein by reference.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ENCORE WIRE CORPORATION
Date:  April 11, 2001



                                               By: /s/ VINCENT A. REGO
                                                   ----------------------------
                                                       Vincent A. Rego
                                                   Chief Executive Officer