Form 10-Q
period 2001-03-31
ENCORE WIRE CORP /DE/
filed 2001-05-15
CIK 850460

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

                                 MARCH 31, 2001
                              FOR THE QUARTER ENDED


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


[X]               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]


  Number of shares of Common Stock outstanding as of April 30, 2001: 15,057,472




                    Page 1 of 14 Sequentially Numbered Pages
                          Index to Exhibits on Page 14



================================================================================

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                           March 31, 2001 (Unaudited) and December 31, 2000 ......................................3

                  Consolidated Statements of Income (Unaudited)
                           Quarters ended March 31, 2001 and
                           March 31, 2000.........................................................................5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Quarters ended March 31, 2001 and March 31, 2000.......................................6

                  Notes to Consolidated Financial Statements......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..................................................9

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................12

Signatures.......................................................................................................13

                                                                       FORM 10-Q




                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,  December 31,
In Thousands of Dollars                                     2001        2000
                                                         (Unaudited) See Note 1
                                                         ----------- ------------
                                  ASSETS
Current assets:
         Cash ..........................................   $  1,224   $     56
         Accounts receivable (net of allowance of
             $450 and $414) ............................     49,357     54,003
         Inventories (Note 2) ..........................     42,830     42,867
         Prepaid expenses and other assets .............        317        461
                                                           --------   --------
             Total current assets ......................     93,728     97,387

Property, plant and equipment-on the basis of cost:
         Land ..........................................      3,583      3,583
         Construction in Progress ......................      3,543      2,978
         Buildings and improvements ....................     26,135     26,086
         Machinery and equipment .......................     77,042     77,013
         Furniture and fixtures ........................      2,073      2,021
                                                           --------   --------
             Total property, plant, and equipment ......    112,376    111,681

             Accumulated depreciation and
                 amortization ..........................     39,618     37,420
                                                           --------   --------

                                                             72,758     74,261
Other assets ...........................................        820        191
                                                           --------   --------

Total assets ...........................................   $167,306   $171,839
                                                           ========   ========


                             See accompanying notes

                             ENCORE WIRE CORPORATION

In Thousands of Dollars, Except Share Data                           March 31,  December 31,
                                                                       2001         2000
                                                                    (Unaudited)  See Note 1
                                                                    -----------  ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable ..................................   $  19,550    $  18,487
         Accrued liabilities .....................................       5,142        8,655
         Current income taxes payable ............................       1,871          738
         Current deferred income taxes ...........................         961          960
                                                                     ---------    ---------
         Total current liabilities ...............................      27,524       28,840

Non-current deferred income taxes ................................       6,853        6,853
Long term notes payable ..........................................      38,000       42,600

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - (16,678,572
                at March 31, 2001 and 16,637,509 at
                December 31, 2000) ...............................         167          166
Additional paid-in capital .......................................      32,175       32,162
Treasury stock - 1,615,800 at March 31, 2001 and 1,528,100 at
         December 31, 2000 .......................................     (13,156)     (12,493)
Retained earnings ................................................      75,743       73,711
                                                                     ---------    ---------
         Total stockholders' equity ..............................      94,929       93,546
                                                                     ---------    ---------
Total liabilities and stockholders' equity .......................   $ 167,306    $ 171,839
                                                                     =========    =========


Note: The consolidated balance sheet at December 31, 2000, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Quarter Ended
                                                                                March 31,

In Thousands of Dollars, Except Per Share Data                               2001     2000
                                                                           -------   -------
Net sales ..............................................................   $69,757   $67,049
Cost of goods sold .....................................................    58,927    57,862
Lower of cost or market reserve ........................................     1,000        --
                                                                           -------   -------
Gross profit ...........................................................     9,830     9,187

Selling, general, and administrative expenses ..........................     5,994     5,780
                                                                           -------   -------
Operating income .......................................................     3,836     3,407

Net interest expense ...................................................       661     1,015
                                                                           -------   -------

Income before income taxes .............................................     3,175     2,392

Provision for income taxes .............................................     1,143       861
                                                                           -------   -------

Net income .............................................................   $ 2,032   $ 1,531
                                                                           =======   =======

Net income per common and common equivalent share - basic ..............   $  0.13   $  0.10
                                                                           =======   =======

Weighted average common and common equivalent shares - basic ...........    15,079    15,300
                                                                           =======   =======

Net income per common and common equivalent share - diluted ............   $  0.13   $  0.10
                                                                           =======   =======

Weighted average common and common equivalent shares - diluted .........    15,223    15,538
                                                                           =======   =======

Cash dividends declared per share ......................................   $    --   $    --
                                                                           =======   =======


                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Quarter Ended
                                                                                      March 31,

In Thousands of Dollars                                                            2001       2000
                                                                                  -------    -------
OPERATING ACTIVITIES
    Net income ................................................................   $ 2,032    $ 1,531
    Adjustments to reconcile net income to cash provided by (used) in operating activities:
            Depreciation and amortization .....................................     2,350      2,230
            Provision for bad debts ...........................................        37         --
        Changes in operating assets and liabilities:
            Accounts receivable ...............................................     4,608     (7,202)
            Inventory .........................................................        37      5,495
            Accounts payable and accrued liabilities ..........................    (2,449)      (936)
            Other assets and liabilities ......................................      (473)       144
            Current income taxes receivable/payable ...........................     1,134      1,285
                                                                                  -------    -------

            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...............     7,276      2,547
                                                                                  -------    -------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ................................      (931)      (903)
    Increase in long-term investments .........................................         0        (18)
    Proceeds from sale of equipment ...........................................        72         31
                                                                                  -------    -------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............      (859)      (890)
                                                                                  -------    -------

FINANCING ACTIVITIES
    Increase (decrease) in long-term note payable .............................    (4,600)    (1,000)
    Proceeds from issuance of common stock ....................................        13         --
    Purchase of treasury stock ................................................      (662)      (787)
                                                                                  -------    -------

            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............    (5,249)    (1,787)
                                                                                  -------    -------

Net increase (decrease) in cash ...............................................     1,168       (130)
Cash at beginning of period ...................................................        56      1,256
                                                                                  -------    -------

Cash at end of period .........................................................   $ 1,224    $ 1,126
                                                                                  =======    =======


                             See accompanying notes

                                                                        FORM 10Q

                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:

                                               March 31,  December 31,
                                                 2001        2000
                                               --------   -----------
Raw materials ..............................   $  9,651    $ 13,421
Work-in-process ............................      2,792       3,404
Finished goods .............................     27,420      24,694
                                               --------    --------

                                                 39,863      41,519

Increase to LIFO cost ......................      3,967       1,348
                                               --------    --------

                                                 43,830      42,867

Lower of Cost or Market Adjustment .........     (1,000)         --
                                               --------    --------

                                               $ 42,830    $ 42,867
                                               ========    ========

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company did, however, set up a $1,000,000 lower of cost or market reserve to

                                                                        FORM 10Q

reflect the fact that the LIFO cost basis as currently calculated, exceeded the current market value by that amount at the end of the first quarter of 2001.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Quarter Ending Quarter Ending
                                                                      3/31/01       3/31/00
Numerator:
         Net Income                                                 $ 2,032,000   $ 1,531,000
                                                                    ===========   ===========
Denominator:
         Denominator for basic earnings per share - weighted
         average shares                                              15,079,187    15,300,343

Effect of dilutive securities:
         Employee stock options                                         143,818       237,381
                                                                    -----------   -----------
Denominator for diluted earnings per share -
          weighted average shares                                    15,223,005    15,537,724
                                                                    ===========   ===========

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2001, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2001. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2001, the balance outstanding under the Financing Agreement was $38.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

                                                                        FORM 10Q


NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of March 31, 2001, the Company had repurchased an aggregate of 1,615,800 shares of its common stock in the open market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

         Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 63.9%, 60.6%, 66.2%, 73.8% and 77.4% of the Company's cost of goods sold during fiscal 2000, 1999, 1998, 1997 and 1996, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month period ended March 31, 2001 and 2000. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         Net sales for the first quarter of 2001 amounted to $69.8 million compared with net sales of $67.0 million for the first quarter of 2000. This dollar increase was due to an increase in the volume of product shipped. Sales volume increased primarily as a result of market share gains. The average sales price per copper pound of product sold was down in the first quarter of 2001, compared to the first quarter of 2000. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

         The cost of goods sold was $59.9 million in the first quarter of 2001, compared to $57.9 million in the first quarter of 2000. Copper costs increased to $41.1 million in the first quarter of 2001 compared to $35.8 million in the first quarter of 2000. This increase was due to the higher volume of copper in the first quarter of 2001 compared to the first quarter of 2000. The average cost per copper pound purchased remained constant at $.85 in the first quarter of 2000 versus the first quarter of 2000. Copper costs as a percentage of net sales increased to 58.9% in the first quarter of 2001 from 53.4% in the first quarter of 2000. This increase as a percentage of net sales in the first quarter of 2001 from the comparable quarter in 2000 was primarily due to a decreased differential between what the Company paid per pound of copper purchased and the Company's net sales price per copper pound sold. This differential decreased in the first quarter of 2001 due to intense

                                                                        FORM 10Q


competitive pricing for the Company's products. Other raw material costs as a percentage of net sales decreased to 13.3% in the first quarter of 2001, compared with 15.0% in the first quarter of 2000. This decrease as a percentage of sales was a result of other raw material costs per copper pound decreasing due to market conditions, volume rebates and cost saving programs.

         Depreciation, labor and overhead costs as a percentage of net sales remained constant at 16.0% in the first quarter of 2001 versus the first quarter of 2000. This was due to tight cost controls and the increased volume offsetting the lower pricing prevalent in the marketplace.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the first quarter of 2001 versus existing LIFO inventory layers and the reduction of current inventory value, the value of all inventory at March 31, 2001 using the LIFO method was greater than its FIFO value by approximately $4.0 million, resulting in a corresponding decrease in the cost of goods sold of $2.6 million. At March 31, 2001, the LIFO cost basis of the inventory exceeded the market value by $1,000,000. Thus, at March 31, 2001 a $1,000,000 addition was made to the LCM reserve. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Gross profit increased to $9.8 million, or 14.1% of net sales, for the first quarter of 2001 versus $9.2 million, or 13.7% of net sales, for the first quarter of 2000. The increase in gross profit as a percentage of net sales was due primarily to increased sales volume and the cost of goods sold factors in the first quarter of 2001, as discussed above, partially offset by an increasingly competitive pricing environment for the Company's products.

         Selling expenses for the first quarter of 2001 were $4.3 million, or 6.1% of net sales, compared to $4.3 million, or 6.4% of net sales, in the first quarter of 2000. The percentage decrease was due to a lower percentage of sales paid out in commissions due to a change in the mix of product sold. General and administrative expenses increased to $1.7 million, or 2.4% of net sales, in the first quarter of 2000 compared to $1.5 million, or 2.2% of net sales, in the first quarter of 2000. This increase was due primarily to increased costs relating to the Company's information systems upgrade and infrastructure put in place for increased sales volume.

        Net interest expense was $660,000 in the first quarter of 2001 compared to $1,015,000 in the first quarter of 2000. The decrease was due to a lower average debt balance outstanding during the first quarter of 2001 than the comparable period during 2000, coupled with lower interest rates. The lower rates are a result of general interest rate declines and a decline in the Company's interest rate due to balance sheet ratios reaching trigger points in the debt agreements.

         As a result of the foregoing factors, the Company's net income increased to $2.0 million in the first quarter of 2001 from $1.5 million in the first quarter of 2000.

                                                                        FORM 10Q



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

         Note 4 of the Notes to Consolidated Financial Statements in Part I is incorporated herein by reference as if fully restated herein.

         Cash provided by operations was $7.3 million in the first quarter of 2001 compared to $2.5 million in the first quarter of 2000. This increase in cash provided by operations primarily resulted from a reduction in accounts receivable in the first quarter of 2001 versus an increase in the first quarter of 2000. Cash used in investing activities remained constant at $900,000 in the first quarter of 2001 and 2000. In both quarters, these funds were used primarily for routine production capacity projects. The $5.2 million of cash used by financing activities in the first quarter of 2001 was used to repay borrowings under the Company's line of credit ($4.6 million) and to purchase treasury stock ($662,000).

         During 2001, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in
Item 7.A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                                                        FORM 10Q


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

     (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                                                        FORM 10Q


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


                                               ENCORE WIRE CORPORATION
                                     ------------------------------------------
                                                    (Registrant)


Date: May 14, 2001                               /s/ VINCENT A. REGO
                                     ------------------------------------------
                                     Vincent A. Rego, Chairman of the Board and
                                               Chief Executive Officer


Date: May 14, 2001                               /s/ DANIEL L. JONES
                                     ------------------------------------------
                                           Daniel L. Jones, President and
                                              Chief Operating Officer


Date: May 14, 2001                               /s/ Frank J. Bilban
                                     ------------------------------------------
                                     Frank J. Bilban, Vice President - Finance,
                                               Treasurer and Secretary
                                            (Principal Financial Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
3.1      Certificate of Incorporation of Encore Wire Corporation, as amended
         (filed as Exhibit 3/1 to the Company's Registration Statement on Form
         S-1, as amended (No. 33-47696), and incorporated herein by reference).

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

10.3* Employment Agreement dated as of October 1, 1996 between the Company and Spurgin (filed as Exhibit 10.20 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997 and incorporated reference).

10.4 Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America,
         National Association, and Comerica Bank-Texas, as Lenders, dated August
         31, 1999 (filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10.5     First amendment to Financing Agreement of August 31, 1999, dated June
         27, 2000 by and among Encore Wire Limited, as Borrower, Bank of
         America, National Association, as Agent, and Bank of America, National
         Association, and Comerica Bank-Texas, as Lenders, as Agent and Bank of
         America, National Association and Comerica Bank - Texas as Lenders
         (files as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

21.1     Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on
         Form 10-K For the year ended December 31, 2000, and incorporated herein by reference).

*        Management contract or compensatory plan.