Form 10-Q
period 2001-06-30
ENCORE WIRE CORP /DE/
filed 2001-08-13
CIK 850460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001

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

  Number of shares of Common Stock outstanding as of July 31, 2001: 15,025,472

\                                                                      FORM 10-Q






                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                               Page No.
                                                                                              --------
PART I. FINANCIAL INFORMATION

        ITEM 1. Consolidated Financial Statements

                Consolidated Balance Sheets ...............................................       3
                  June 30, 2001 (Unaudited) and December 31, 2000

                Consolidated Statements of Income (Unaudited) .............................       5
                  Quarters and six months ended June 30, 2001 and June 30, 2000

                Consolidated Statements of Cash Flows (Unaudited) .........................       6
                  Six months ended June 30, 2001 and June 30, 2000

                Notes to Consolidated Financial Statements (Unaudited) ....................       7

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................................      10

PART II. OTHER INFORMATION

        ITEM 4. Submission of Matters to a Vote of Security Holders .......................      14

        ITEM 6. Exhibits and Reports on Form 8-K ..........................................      14

Signatures ................................................................................      15

                                                                       FORM 10-Q



                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
In Thousands of Dollars                                               2001                  2000
                                                                   (Unaudited)          (See Note 1)
----------------------------------------------------------------------------------------------------


                            ASSETS

Current assets:
        Cash..................................................    $         405         $          56
        Accounts receivable (net of allowance of
           $482 and $414).....................................           54,614                54,003
        Inventories (Note 2)..................................           37,138                42,867
        Prepaid expenses and other assets.....................            1,247                   461
        Current taxes receivable..............................               --                    --
                                                                  -------------        ---------------

           Total current assets...............................           93,404                97,387


Property, plant and equipment-on the basis of cost:
        Land..................................................            3,583                 3,583
        Construction in Progress..............................            1,345                 2,978
        Buildings and improvements............................           26,159                26,086
        Machinery and equipment...............................           79,922                77,013
        Furniture and fixtures................................            2,238                 2,021
                                                                  -------------        ---------------
           Total property, plant, and equipment...............          113,247               111,681

           Accumulated depreciation and
              Amortization....................................           41,977                37,420
                                                                  -------------        ---------------
                                                                         71,270                74,261

Other assets..................................................              984                   191
                                                                  -------------        ---------------
Total assets..................................................    $     165,658         $     171,839
                                                                  =============         =============



                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)




                                                                        June 30,          December 31,
                                                                          2001               2000
In Thousands of Dollars, Except Share Data                             (Unaudited)         (See Note 1)
-------------------------------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Trade accounts payable.....................................    $    18,961       $     18,487
        Accrued liabilities........................................          6,202              8,655
        Current income taxes payable...............................          1,884                738
        Current deferred income taxes..............................            960                960
                                                                       -----------       ------------
        Total current liabilities..................................         28,007             28,840

Non-current deferred income taxes..................................          6,852              6,853
Long term notes payable............................................         34,000             42,600

Stockholders' equity:
Common stock, $.01 par value:
        Authorized shares - 20,000,000
        Issued shares - (16,678,572
             at June 30, 2001 and 16,637,509 at
             December 31, 2000)....................................            167                166
Additional paid-in capital.........................................         32,175             32,162
Treasury stock  - 1,653,100 at June 30, 2001 and 1,528,100 at
        December 31, 2000..........................................       (13,514)           (12,493)
Retained earnings..................................................         77,971             73,711
                                                                       -----------       ------------
        Total stockholders' equity.................................         96,799             93,546
                                                                       -----------       ------------
Total liabilities and stockholders' equity.........................    $   165,658       $    171,839
                                                                       ===========       ============



Note: The consolidated balance sheet at December 31, 2000, as presented, is derived from the audited consolidated financial statements at that date.


                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Quarter Ended          Six Months Ended
                                                                       June 30,                June 30,
                                                                       --------                --------

In Thousands of Dollars, Except Per Share Data                     2001       2000         2001       2000
-----------------------------------------------------------------------------------------------------------
   Net sales..................................................  $ 75,007   $  73,027   $ 144,764   $140,076
   Cost of goods sold.........................................    64,765      63,243     124,692    121,105
                                                                --------    --------    --------   --------

   Gross profit...............................................    10,242       9,784      20,072     18,971

   Selling, general, and administrative expense...............     6,273       6,060      12,267     11,840
                                                                --------    --------    --------   --------

   Operating income...........................................     3,969       3,724       7,805      7,131

   Interest expense (net).....................................       488       1,057       1,149      2,071
                                                                --------    --------    --------   --------

   Income before income taxes.................................     3,481       2,667       6,656      5,060

   Provision for income taxes.................................     1,253         959       2,396      1,821
                                                                --------    --------    --------   --------

   Net income.................................................  $  2,228   $   1,708   $   4,260  $   3,239
                                                                ========   =========   =========  =========

   Net income per common and common
      equivalent share - basic................................  $    .15   $     .11   $     .28  $     .21
                                                                ========   =========   =========  =========

   Weighted average common and common
      equivalent shares - basic...............................    15,042      15,264      15,060     15,282
                                                                ========    ========    ========   ========

   Net income per common and common
      equivalent share - diluted..............................  $    .15   $     .11   $     .28  $     .21
                                                                ========   =========   =========  =========

   Weighted average common and common
      equivalent shares - diluted.............................    15,254      15,475      15,236     15,606
                                                                ========    ========    ========   ========

   Cash dividends declared per share..........................  $    --    $     --    $      --  $      --
                                                                ========   =========   =========  =========


                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,

In Thousands of Dollars                                                                 2001          2001
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income......................................................................   $ 4,260      $  3,239
    Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
          Depreciation and amortization.............................................     4,756         4,508
          Provision for bad debts...................................................        75            50
          Changes in operating assets and liabilities:
             Accounts receivable....................................................      (686)      (13,486)
             Inventory..............................................................     5,729        10,392
             Accounts payable and accrued liabilities...............................    (1,979)        4,800
             Other assets and liabilities...........................................      (740)         (460)
             Current income taxes payable...........................................     1,146            36
                                                                                       -------      --------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES....................    12,561         9,079
                                                                                       -------      --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment......................................    (1,931)       (2,481)
    Increase (decrease) in Long Term Investments....................................      (793)          (24)
    Proceeds from Sale of Equipment.................................................       119            55
                                                                                       -------      --------

       NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES.............................    (2,605)       (2,450)
                                                                                       --------     ---------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable.....................................    (8,600)       (5,600)
    Purchases of Treasury Stock.....................................................    (1,020)       (2,460)
    Proceeds from issuance of common stock..........................................        13         1,509
                                                                                       -------      --------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.............................    (9,607)       (6,551)
                                                                                       --------     ---------

NET INCREASE (DECREASE) IN CASH.....................................................       349            78
Cash at beginning of period.........................................................        56         1,256
                                                                                       -------      --------
Cash at end of period...............................................................   $   405      $  1,334
                                                                                       =======      ========



                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2 - INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

        Inventories (in thousands) consisted of the following:

                                                     JUNE 30,            DECEMBER 31,
                                                       2001                  2000
                                                       ----                  ----
        Raw materials........................      $      6,542          $     13,421
        Work-in-process......................             3,101                 3,404
        Finished goods.......................            23,283                24,694
                                                   ------------          ------------

                                                         32,926                41,519

        Increase to LIFO cost................             5,985                 1,348
                                                   ------------          ------------

                                                         38,912                42,867

        Lower of Cost or Market Adjustment...           (1,773)                    --
                                                   ------------          ------------

                                                   $     37,138          $     42,867
                                                   ============          ============

        An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many

                                                                       FORM 10-Q

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Quarter Ending          Quarter Ending
                                                            June 30, 2001          June 30, 2000
Numerator:
        Net Income                                            $2,227,663            $1,708,000
                                                              ================================

Denominator:
        Denominator for basic earnings per share -
        weighted average shares                               15,041,560            15,263,652

Effect of dilutive securities:
        Employee stock options                                   212,386               211,262
                                                              --------------------------------
Denominator for diluted earnings per share -
weighted average shares                                       15,253,946            15,474,914
                                                              ================================


The following table sets forth the computation of basic and diluted earnings per share:

                                                         Six Months Ending      Six Months Ending
                                                          June 30, 2001           June 30, 2000
Numerator:
        Net Income                                            $4,259,989            $3,239,000
                                                              ================================

Denominator:
        Denominator for basic earnings per share -
        weighted average shares                               15,060,270            15,281,997

Effect of dilutive securities:
        Employee stock options                                   175,300               323,744
                                                              --------------------------------

Denominator for diluted earnings per share -
weighted average shares                                       15,235,570            15,605,742
                                                              ================================

                                                                       FORM 10-Q



NOTE 4 - LONG TERM NOTE PAYABLE

        Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the contract term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2001, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2001. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2001, the balance outstanding under the Financing Agreement was $34.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

        On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of July 31, 2001, the Company had repurchased an aggregate of 1,653,100 shares of its common stock in the open market.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



GENERAL

        The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

        Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 63.9%, 60.6%, 66.2%, 73.8% and 77.4% of the Company's cost of goods sold during fiscal 2000, 1999, 1998, 1997 and 1996 respectively. The price of copper fluctuates with general economic conditions and in relation to supply and demand, causing monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

        The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and six month periods ended June 30, 2001 and 2000. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

        Net sales for the second quarter of 2001 amounted to $75.0 million compared with net sales of $73.0 million for the second quarter of 2000. This increase was due to a 9.5% increase in the pounds of copper shipped during the period offset by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was due to a 6% decrease in the average cost of copper from the second quarter of 2000 to the same period in 2001, in addition to competitive pricing pressure for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

                                                                       FORM 10-Q


        Cost of goods sold increased to $64.8 million in the second quarter of 2001 from $63.2 million in the second quarter of 2000. Copper costs as a percentage of net sales increased to 59.5% in the second quarter of 2001 from 55.9% in the second quarter of 2000. This increase as a percentage of net sales in the second quarter of 2001 from the comparable quarter in 2000 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the second quarter of 2001 because the average cost per copper pound purchased decreased less than the sales price per copper pound. Other raw material costs as a percentage of net sales decreased to 12.3% in the second quarter of 2001, compared with 14.8% in the second quarter of 2000. This decrease is due to the other raw material cost per pound of copper sold decreasing more than the sales price per copper pound of product sold. Depreciation, labor and overhead costs as a percentage of net sales increased to 16.2% in the second quarter of 2001, compared with 16.0% in the second quarter of 2000 due to the lower sales price per copper pound of product sold as discussed above.

        Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the second quarter of 2001 versus existing LIFO inventory layers and the reduction of current inventory value, the value of all inventory at June 30, 2001 using the LIFO method was greater than its FIFO value by approximately $6.0 million, resulting in a corresponding decrease in the cost of goods sold of $2.0 million. At June 30, 2001, the LIFO cost basis of the inventory exceeded the market value by $1,773,000, resulting in a $773,000 addition being made to the lower of cost or market (LCM) reserve at June 30, 2001. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

        As a result of the items discussed above, gross profit increased to $10.2 million, or 13.7% of net sales, for the second quarter of 2001 compared to $9.8 million, or 13.4% of net sales, for the second quarter of 2000.

        Selling expenses for the second quarter of 2001 were $4.5 million, or 6.0% of net sales, compared to $4.5 million, or 6.2% of net sales, in the second quarter of 2000. General and administrative expenses were $1.7 million, or 2.3% of net sales, in the second quarter of 2001 compared to $1.5 million, or 2.1% of net sales, in the second quarter of 2000. The provision for bad debts in the second quarter of 2001 was $37,500 compared to $50,000 in the second quarter of 2000.

        Net interest expense was $500,000 in the second quarter of 2001 compared to $1.1 million in the second quarter of 2000. The decrease was due to a lower average debt balance outstanding during the second quarter of 2001 than the comparable period during 2000, and lower floating interest rates on the debt in 2001 versus 2000.

        As a result of the foregoing factors, the Company's net income was $2.2 million in the second quarter of 2001 compared to $1.7 million in the second quarter of 2000.

                                                                       FORM 10-Q

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

        Net sales for the first six months of 2001 amounted to $144.8 million compared with net sales of $140.1 million for the first six months of 2000. This increase was due to a 9.6% increase in the pounds of copper shipped during the period offset by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was caused by a 3.2% decrease in the average cost of copper from the first six months of 2000 to the same period in 2001, in addition to competitive pricing pressure on the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

        Cost of goods sold was $124.7 million in the first six months of 2001, compared to $121.1 million in the first six months of 2000. Copper costs as a percentage of net sales increased to 59.2% in the first six months of 2001 compared to 54.7% in the first six months of 2000. This increase as a percentage of net sales in the first six months of 2001 from the comparable period in 2000 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the first six months of 2001 because the average cost per copper pound purchased decreased less than the sales price per copper pound. Other raw material costs as a percentage of net sales decreased to 12.8% in the first six months of 2001, compared with 14.9% in the first six months of 2000. This decrease is due to raw materials per pound of copper sold decreasing more than the sales price per copper pound of product sold. Depreciation, labor and overhead costs as a percentage of net sales decreased to 16.2% in the first six months of 2001 compared to 15.9% in the first six months of 2000 due to the lower sales price per copper pound of product sold as discussed above.

        Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the first six months of 2001 versus existing LIFO inventory layers and the reduction of current inventory value, the value of all inventory at June 30, 2001 using the LIFO method was greater than its FIFO value by approximately $6.0 million, resulting in a corresponding decrease in the cost of goods sold of $4.6 million. At June 30, 2001, the LIFO cost basis of the inventory exceeded the market value by $1,773,000. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

        Due to the items discussed above, gross profit increased to $20.1 million, or 13.9% of net sales, for the first six months of 2001 compared to $19.0 million, or 13.5% of net sales, for the first six months of 2000.

        Selling expenses for the first six months of 2001 were $8.8 million, or 6.1% of net sales, compared to $8.8 million, or 6.3% of net sales, in the first six months of 2000. General and administrative expenses were $3.4 million, or 2.4% of net sales, in the first six months of 2001 compared to $3.0 million, or 2.2% of net sales, in the first six months of 2000. There was a $37,500 provision for bad debts in the first six months of 2001 compared to $50,000 in the first six months of 2000.

        Net interest expense decreased to $1.1 million in the first six months of 2001 compared to $2.1 million in the first six months of 2000. The decrease was due to a lower average debt balance outstanding during the

                                                                       FORM 10-Q

first six months of 2001 than the comparable period during 2000, and lower floating interest rates on the debt in 2001 versus 2000.

        As a result of the foregoing factors, the Company's net income increased to $4.3 million in the first six months of 2001 from $3.2 million in the first six months of 2000.

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

        Cash provided by operations was $12.6 million in the first six months of 2001 compared to $9.1 million in the first six months of 2000. This increase of $3.5 million in cash provided by operations is primarily the result of a $5.7 million reduction of inventory in the first half of 2001. This dollar reduction is due to a reduction in inventory levels and the drop in copper prices over that period as previously discussed. Cash used in investing activities increased slightly from $2.5 million in the first six months of 2000 to $2.6 million in the first six months of 2001. In both periods, these funds were used primarily to increase the Company's production capacity. The $9.6 million decrease in cash provided by financing activities was due primarily to the $8.6 million of debt the Company was able to pay down in the first six months of 2001.

        During 2001, the Company expects to expend more capital for additional manufacturing equipment than it spent in 2000. During 2001, the Company expects its capital expenditures will consist of additional building space and manufacturing equipment for its wire operations. The Company expects to continue to manage its working capital requirements during 2001. These requirements may increase as a result of expected continued sales increases. These requirements will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

        On March 24, 1995, the Company announced that its Board of Directors had authorized it to purchase up to 900,000 shares, or approximately 5.6%, of its outstanding common stock dependent upon market conditions. Subsequent Board actions increased this authorization. As of July 31, 2001, the Company had repurchased an aggregate of 1,653,100 shares of its common stock in the open market.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the information provided in
Item 7.A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                                       FORM 10-Q


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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 7, 2001.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the election of directors and the approval of Ernst and Young as auditors. There was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 15,067,772 shares of the Company's common stock outstanding and entitled to vote, 14,156,149 shares were present in person or by proxy, representing approximately 94 percent of the outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election Donald E. Courtney, Joseph M. Brito, Daniel L. Jones, John P. Pringle, Vincent A. Rego, William R. Thomas and John Wilson as directors of the Company. No nominee received less than 98% of the shares voted.

         The second matter voted on by the stockholders was a resolution to approve Ernst & Young as the auditor of the Company's financial statements for the year ending December 31, 2001. The resolution was adopted with the holders of 14,144,366 shares voting in favor of the resolution and 6,475 voting against. Holders of 5,308 abstained from voting.

(d)      Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

(b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

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


                                              ENCORE WIRE CORPORATION
                                    -----------------------------------------
                                                 (Registrant)


Date: August 10, 2001                         /s/ Vincent A. Rego
                                    -----------------------------------------
                                                Vincent A. Rego,
                                             Chief Executive Officer


Date: August 10, 2001                         /s/ Daniel L. Jones
                                    -----------------------------------------
                                             Daniel L. Jones, President
                                             Chief Operating Officer


Date: August 10, 2001                         /s/ Frank J. Bilban
                                    -----------------------------------------
                                    Frank J. Bilban, Vice President - Finance,
                                            Treasurer and Secretary
                                           (Chief Financial Officer)

                                                                       FORM 10-Q


                                INDEX TO EXHIBITS

Exhibit
Number   Description
------   -----------

3.1 Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3/1 to the Company's Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2      Amended and Restated Bylaws of Encore Wire Corporation (filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

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

10.3* Employment Agreement dated as of October 1, 1996 between the Company and Spurgin (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated reference).

10.4 Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10.5 First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, as Agent and Bank of America, National Association and Comerica Bank - Texas as Lenders (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

21.1 Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

*        Management contract or compensatory plan.