Form 10-Q
period 2001-09-30
ENCORE WIRE CORP /DE/
filed 2001-11-13
CIK 850460

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

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of September 30, 2001:
15,014,672


================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                    September 30, 2001 (Unaudited) and December 31, 2000

                  Consolidated Statements of Income (Unaudited)...................................................5
                    Quarters and nine months ended September 30, 2001 and
                    September 30, 2000

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                    Nine months ended September 30, 2001 and September 30, 2000

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................14

         ITEM 5.  Other Information..............................................................................14

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................14

Signatures.......................................................................................................15

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,     December 31,
In Thousands of Dollars                                        2001              2000
                                                            (Unaudited)      (See Note 1)
                                                           -------------     ------------
                                  ASSETS

Current assets:
         Cash ........................................     $         534     $         56
         Accounts receivable (net of allowance of
             $518 and $414) ..........................            54,501           54,003
         Inventories (Note 2) ........................            33,660           42,867
         Prepaid expenses and other assets ...........               894              461
         Current taxes receivable ....................                --               --
                                                           -------------     ------------

             Total current assets ....................            89,589           97,387


Property, plant and equipment-on the basis of cost:
         Land ........................................             3,457            3,583
         Construction in progress ....................             5,639            2,978
         Buildings and improvements ..................            24,673           26,086
         Machinery and equipment .....................            80,208           77,013
         Furniture and fixtures ......................             2,254            2,021
                                                           -------------     ------------
             Total property, plant, and equipment ....           116,231          111,681

             Accumulated depreciation and
                 amortization ........................            44,156           37,420
                                                           -------------     ------------

                                                                  72,075           74,261

Other assets .........................................               864              191
                                                           -------------     ------------
Total assets .........................................     $     162,528     $    171,839
                                                           =============     ============


                             See accompanying notes

                             ENCORE WIRE CORPORATION

                                                                                      Sept. 30,        December 31,
                                                                                         2001              2000
In Thousands of Dollars, Except Share Data                                           (Unaudited)       (See Note 1)
                                                                                     ------------      ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable ................................................     $     18,913      $     18,487
         Accrued liabilities ...................................................            6,521             8,655
         Current income taxes payable ..........................................            3,002               738
         Current deferred income taxes .........................................              960               960
                                                                                     ------------      ------------
         Total current liabilities .............................................           29,396            28,840

Non-current deferred income taxes ..............................................            6,853             6,853
Long term note payable (Note 4) ................................................           27,500            42,600

Stockholders' equity:
Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued shares - (16,703,772
                at September 30, 2001 and 16,637,509 at
                December 31, 2000) .............................................              167               166
Additional paid-in capital .....................................................           32,366            32,162
Treasury stock -1,689,100 shares at September 30, 2001 and 1,528,100 shares
                at December 31, 2000 ...........................................          (13,859)          (12,493)
Retained earnings ..............................................................           80,105            73,711
                                                                                     ------------      ------------
         Total stockholders' equity ............................................           98,779            93,546
                                                                                     ------------      ------------
Total liabilities and stockholders' equity .....................................     $    162,528      $    171,839
                                                                                     ============      ============

Note 1: The consolidated balance sheet at December 31, 2000, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                              Quarter Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                       -------------------------     -------------------------
In Thousands of Dollars, Except Per Share Data            2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------
Net sales ........................................     $   73,020     $   70,387     $  217,784     $  210,463
Cost of goods sold ...............................         63,110         59,963        187,802        181,068
                                                       ----------     ----------     ----------     ----------

Gross profit .....................................          9,910         10,424         29,982         29,395

Selling, general, and administrative expense .....          6,199          6,040         18,466         17,880
                                                       ----------     ----------     ----------     ----------

Operating income .................................          3,711          4,384         11,516         11,515

Interest expense (net) ...........................            376            985          1,524          3,056
                                                       ----------     ----------     ----------     ----------

Income before income taxes .......................          3,335          3,399          9,992          8,459

Provision for income taxes .......................          1,200          1,224          3,597          3,045
                                                       ----------     ----------     ----------     ----------

Net income .......................................     $    2,135     $    2,175     $    6,395     $    5,414
                                                       ==========     ==========     ==========     ==========

Net income per common and common
   equivalent share - basic ......................     $      .14     $      .14     $      .42     $      .36
                                                       ==========     ==========     ==========     ==========

Weighted average common and common
   equivalent shares - basic (Note 3) ............         15,038         15,182         15,053         15,247
                                                       ==========     ==========     ==========     ==========

Net income per common and common
   equivalent share - diluted ....................     $      .14     $      .14     $      .42     $      .35
                                                       ==========     ==========     ==========     ==========

Weighted average common and common
   equivalent shares - diluted (Note 3) ..........         15,339         15,282         15,295         15,496
                                                       ==========     ==========     ==========     ==========

Cash dividends declared per share ................     $       --     $       --     $       --     $       --
                                                       ==========     ==========     ==========     ==========


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                    September 30,

In Thousands of Dollars                                                           2001          2000
                                                                                --------      --------
OPERATING ACTIVITIES
    Net income ............................................................     $  6,395      $  5,414
    Adjustments to reconcile net income to cash provided by
        (used in) operating activities:
            Depreciation and amortization .................................        7,190         6,845
            Provision for bad debts .......................................          112            50
            Changes in operating assets and liabilities:
                Accounts receivable .......................................         (610)      (13,187)
                Inventory .................................................        9,208        14,113
                Accounts payable and accrued liabilities ..................       (1,708)        5,890
                Other assets and liabilities ..............................         (379)         (309)
                Current income taxes payable ..............................        2,264            40
                                                                                --------      --------

                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....       22,472        18,856
                                                                                --------      --------

INVESTING ACTIVITIES
    Purchases of property, plant and equipment ............................       (5,266)       (3,484)
    Increase (decrease) in long-term investments ..........................         (673)         (130)
    Proceeds from sale of equipment .......................................          207            55
                                                                                --------      --------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............       (5,732)       (3,559)
                                                                                --------      --------

FINANCING ACTIVITIES
    Borrowings (repayments) under notes payable ...........................      (15,100)      (14,400)
    Purchases of treasury stock (Note 5) ..................................       (1,366)       (3,164)
    Proceeds from issuance of common stock ................................          204         1,510
                                                                                --------      --------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............      (16,262)      (16,054)
                                                                                --------      --------

NET INCREASE (DECREASE) IN CASH ...........................................          478          (757)
Cash at beginning of period ...............................................           56         1,256
                                                                                --------      --------
Cash at end of period .....................................................     $    534      $    499
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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Inventories (in thousands) consisted of the following:

                                             SEPTEMBER 30,      DECEMBER 31,
                                                  2001              2000
                                             -------------      ------------
Raw materials ..........................     $       6,154      $     13,421
Work-in-process ........................             2,721             3,404
Finished goods .........................            19,362            24,694
                                             -------------      ------------

                                                    28,237            41,519

Increase to LIFO cost ..................             7,981             1,348
                                             -------------      ------------

                                                    36,218            42,867

Lower of Cost or Market Adjustment .....            (2,558)               --
                                             -------------      ------------

                                             $      33,660      $     42,867
                                             =============      ============

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                      Quarter Ended             Quarter Ended
                                                                   September 30, 2001        September 30, 2000
Numerator:
         Net Income                                                $        2,134,615        $        2,175,000
                                                                   ==================        ==================

Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                           15,037,793                15,181,520

Effect of dilutive securities:
         Employee stock options                                               300,880                   100,409
                                                                   ------------------        ------------------

Denominator for diluted earnings per share -
         weighted average shares                                           15,338,673                15,281,929
                                                                   ==================        ==================


The following table sets forth the computation of basic and diluted earnings per share:


                                                         Nine Months Ended          Nine Months Ended
                                                         September 30, 2001        September 30, 2000
Numerator:
         Net Income                                      $        6,394,604        $        5,414,000
                                                         ==================        ==================

Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                 15,052,695                15,246,874

Effect of dilutive securities:
         Employee stock options                                     242,474                   249,146
                                                         ------------------        ------------------

Denominator for diluted earnings per share -
         weighted average shares                                 15,295,169                15,496,020
                                                         ==================        ==================

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, in June of 2000, to extend the term to May 31, 2003. The extension of the agreement is the only amendment that has been made to the agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2001, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 2001. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2001, the balance outstanding under the Financing Agreement was $27.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR Rate options, at the Company's election.

NOTE 5 - STOCK REPURCHASE AUTHORIZATIONS

         Pursuant to a 1995 stock repurchase program and extensions thereof, the Company purchased an aggregate of 1,653,000 shares of its common stock during the period from March 24, 1995 through June 30, 2001. All stock repurchases under the program were authorized or ratified by the Board of Directors of the Company and were consummated in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

         Following the attacks of September 11, 2001, the Company purchased an aggregate of 36,000 shares of its common stock during the period from September 19 through September 24, 2001. No other shares were purchased by the Company during the quarter ended September 30, 2001.

         On November 6, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the three month and nine month periods ended September 30, 2001 and 2000. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

         Net sales for the third quarter of 2001 amounted to $73.0 million compared with net sales of $70.4 million for the third quarter of 2000. This increase was due to a 24% increase in the pounds of copper shipped during the period offset by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was due to the decrease in the average cost of copper from the third quarter of 2000 to the same period in 2001, in addition to competitive pricing pressure for the Company's products. Sales volume increased due to several factors, including increases in customer acceptance and product availability. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold increased to $63.1 million in the third quarter of 2001 from $60.0 million in the third quarter of 2000. Gross profit decreased to $9.9 million, or 13.6% of net sales, for the third quarter of 2001 compared to $10.4 million, or 14.8% of net sales, for the third quarter of 2000. The gross profit percentage decrease in the third quarter of 2001 from the comparable quarter in 2000 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased in the third quarter of 2001 because the average cost per copper pound purchased decreased less than the average sales price per copper pound sold.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the third quarter of 2001 and the resulting reduction of current inventory value, and the reduction of inventory levels resulting in the liquidation of previous LIFO layers, a LIFO adjustment was recorded reducing cost of sales by $2.0 million in the quarter. At September 30, 2001, the LIFO cost basis of the inventory exceeded the market value by $2,558,000, resulting in a $784,000 addition being made to the lower of cost or market (LCM) reserve at September 30, 2001. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Selling expenses for the third quarter of 2001 were $4.4 million, or 6.0% of net sales, compared to $4.5 million, or 6.3% of net sales, in the third quarter of 2000. General and administrative expenses were $1.7 million, or 2.4% of net sales, in the third quarter of 2001 compared to $1.6 million, or 2.2% of net sales, in the third quarter of 2000. The provision for bad debts in the third quarter of 2001 was $37,500 compared to zero in the third quarter of 2000.

         Net interest expense was $376,000 in the third quarter of 2001 compared to $985,000 in the third quarter of 2000. The decrease was due to a lower average debt balance outstanding during the third quarter of 2001 than the comparable period of 2000, and lower floating interest rates on the debt in 2001 versus 2000.

         As a result of the foregoing factors, the Company's net income was $2.1 million in the third quarter of 2001 compared to $2.2 million in the third quarter of 2000.


Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

         Net sales for the first nine months of 2001 amounted to $217.8 million compared with net sales of $210.5 million for the first nine months of 2000. This increase was due to a 14.3% increase in the pounds of copper shipped during the period offset by a decrease in the average sales price per copper pound of the Company's products. The decrease in the average sales price per copper pound of the Company's products was caused by a decrease in the average cost of copper from the first nine months of 2000 to the same period in 2001, in addition to competitive pricing pressure on the Company's products. Sales volume increased due to several factors, including increases in product acceptance and availability. Fluctuations in sales prices are primarily a result of price competition and changing copper raw material prices.

         Cost of goods sold increased to $187.8 million in the first nine months of 2001 from $181.1 million in the first nine months of 2000. Gross profit increased to $30.0 million, or 13.8% of net sales, for the third quarter of 2001 compared to $29.4 million, or 14.0% of net sales, for the same period of 2000. The gross profit percentage decrease in the first nine months of 2001 from the comparable period in 2000 was due primarily to a decreased differential between what the Company pays per pound of copper purchased and the Company's net sales price per copper pound. This differential decreased because the average cost per copper pound purchased decreased less than the average sales price per copper pound sold.

         Inventories are stated at the lower of cost, determined by the last in, first out (LIFO) method, or market. As permitted by generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first in, first out (FIFO) basis and makes a quarterly LIFO adjustment to adjust total inventory and cost of goods sold to LIFO. As a result of decreases in the price of copper during the first nine months of 2001 and the resulting reduction of current inventory value, and the reduction of inventory levels resulting in the liquidation of previous LIFO layers, a LIFO adjustment was recorded reducing cost of sales by $6.6 million in the first three quarters. At September 30, 2001, the LIFO cost basis of the inventory exceeded the market value by $2,558,000, resulting in a $2,558,000 addition being made to the lower of cost or market (LCM) reserve during the first three quarters of 2001. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income. Additionally, a reduction in the quantity of inventory in any period could cause copper that is carried in inventory at costs different from the cost of copper in that period to be included at the different price in cost of goods sold for that period.

         Selling expenses for the first nine months of 2001 were $13.2 million, or 6.1% of net sales, compared to $13.2 million, or 6.3% of net sales, in the first nine months of 2000. General and administrative expenses were $5.2 million, or 2.4% of net sales, in the first three quarters of 2001 compared to $4.6 million, or 2.2% of net sales, in the comparable period of 2000. The provision for bad debts in the first three quarters of 2001 was $112,500 versus $50,000 in the first three quarters of 2000.

         Net interest expense was $1,524,000 in the first nine months of 2001 compared to $3,056,000 in the first nine months of 2000. The decrease was due to a lower average debt balance outstanding during 2001 than the comparable period of 2000, and lower floating interest rates in 2001 versus 2000.

         As a result of the foregoing factors, the Company's net income increased to $6.4 million in the first nine months of 2001 from $5.4 million in the first nine months of 2000.

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

         Note 4 of the Notes to Consolidated Financial Statements in Part I of this Form 10-Q is incorporated herein by reference as if fully restated herein.

         Cash provided by operations was $22.5 million in the first nine months of 2001 compared to $18.9 million in the first nine months of 2000. This increase of $3.6 million in cash provided by operations is primarily the result of decreased working capital requirements in 2001, led by a reduction of inventory in of $9.2 million in the first nine months of 2001. This dollar reduction is due to a reduction in inventory levels and the drop in copper prices over that period as previously discussed. Cash used in investing activities increased from $3.6 million in the first nine months of 2000 to $5.7 million in the first nine months of 2001. In both periods, these funds were used primarily to increase the Company's production capacity. The $16.3 million of cash used by financing activities was due primarily to the $15.1 million of debt the Company was able to pay down in the first nine months of 2001. This is virtually unchanged from the first three quarters of 2000, when the Company used $16.1 million by financing activities, $14.4 million of which was used to repay debt.

         During 2001, the Company expects its capital expenditures will consist of additional building space and manufacturing equipment for its wire operations. The Company has begun construction of a new building totaling 160,000 square feet at its McKinney, Texas location. This building is intended to allow enough floor space to de-bottleneck certain existing production operations and allow for smoother production flow. Machinery will be moved from the present plants along with new machinery that is being purchased to produce certain wire strand the Company is currently purchasing from other wire producers. The total capital expenditures associated with this project are estimated to be approximately $18 million. The majority of these expenditures will be made over the next three quarters.

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

         Following the attacks of September 11, 2001, the Company purchased an aggregate 36,000 shares of its common stock during the period from September 19 through September 24, 2001.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As originally disclosed in the Company's Form 10-Q Quarterly Report for the Quarter Ended September 30, 2000, a lawsuit was filed in the district court of Collin County, Texas by eight former employees of the Company. The plaintiffs alleged they were discharged in retaliation for seeking workers' compensation benefits. Following settlement for an amount not deemed material by the Company, all eight cases were dismissed with prejudice by order of the court on October 8, 2001.

         The Company also settled another suit during the quarter ended September 30, 2001 in which it was the plaintiff. The Company filed the suit against the supplier of certain manufacturing equipment that did not perform according to specifications. The supplier of the equipment elected to forgive the payment of certain invoices owed by the Company and to make a cash payment to the Company in order to settle the matter. The cash payment exceeded the amount paid to the former employees in the litigation referred to above and in the aggregate the two settlements substantially off-set each other.

ITEM 5:  OTHER INFORMATION

         On November 6, 2001 the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. See Note 5 of the Notes to Consolidated Financial Statements in Part I of this Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The information required by Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

         (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

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


                                                ENCORE WIRE CORPORATION
                                     -------------------------------------------
                                                     (Registrant)


Date: November 12, 2001                          /s/ Vincent A. Rego
                                     -------------------------------------------
                                                   Vincent A. Rego,
                                               Chief Executive Officer


Date: November 12, 2001                           /s/ Daniel L. Jones
                                     -------------------------------------------
                                               Daniel L. Jones, President
                                                 Chief Operating Officer


Date: November 12, 2001                           /s/ Frank J. Bilban
                                     -------------------------------------------
                                     Frank J. Bilban, Vice President - Finance,
                                               Treasurer and Secretary
                                               (Chief Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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