Form 10-K405
period 2001-12-31
ENCORE WIRE CORP /DE/
filed 2002-03-26
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Aggregate market value of Common Stock held by nonaffiliates as of March 8, 2002: $155,907,121

Number of shares of Common Stock outstanding as of March 8, 2002: 15,261,285

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1)      Proxy statement for the 2002 annual meeting of stockholders --
                  Part III

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

PART I............................................................................................................1
     ITEM 1.    BUSINESS..........................................................................................1
                General...........................................................................................1
                Strategy..........................................................................................1
                Products..........................................................................................2
                Manufacturing.....................................................................................2
                Customers.........................................................................................3
                Marketing and Distribution........................................................................3
                Employees.........................................................................................4
                Raw Materials.....................................................................................4
                Competition.......................................................................................4
                Patent Matters....................................................................................5
     ITEM 2.    PROPERTIES........................................................................................5
     ITEM 3.    LEGAL PROCEEDINGS.................................................................................5
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................6
                EXECUTIVE OFFICERS OF THE COMPANY.................................................................6

PART II...........................................................................................................7
     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................7
     ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA..............................................................8
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............9
                General...........................................................................................9
                Results of Operations.............................................................................9
                Liquidity and Capital Resources..................................................................11
                Critical Accounting Policies.....................................................................13
                Information Regarding Forward Looking Statements.................................................13
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................14
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................14
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............31

PART III.........................................................................................................31
     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................................................31
     ITEM 11.   EXECUTIVE COMPENSATION...........................................................................31
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................31
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............................................31

PART IV..........................................................................................................32
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K......................................................................................32

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Encore Wire Corporation is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, and building wire for electrical distribution in commercial and industrial buildings. Based upon the latest available National Electrical Manufactures Association data, Encore wire's share of the markets in which it competes is approximately 18%.

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

                  Efficient Plant Design. Encore's highly automated wire manufacturing equipment is integrated in an efficient design that reduces materials handling, labor and in-process inventory.

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

PRODUCTS

         Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Encore's commercial product line consists primarily of THHN, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company's NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock keeping units (SKUs) of residential wire and between 4,500 and 5,000 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

CUSTOMERS

         Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to more than 60% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the September 2001 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2001.

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

         Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 2001, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee, Cincinnati, Ohio, Detroit, Michigan, Edison, New Jersey, Louisville, Kentucky, Greensboro, North Carolina, Pittsburgh, Pennsylvania, Santa Fe Springs, California, and Hayward, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

         Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

         The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The Company determines customers' credit limits. The Company's bad debt experience was .06%, ..05%, and .01% of net sales in 2001, 2000 and 1999, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

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

         As of December 31, 2001, Encore had 599 employees, of whom 528 were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

         The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials primarily include PVC resin, clay and plasticiser.

         The Company began production from its copper rod fabrication facility in June 1998. Prior to completion of the new copper rod fabrication facility, the Company used copper rod purchased from others to manufacture its wire and cable products. In 2001, the copper rod fabrication facility manufactured all of the Company's copper rod requirements. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others.

         In 1999, the Company completed a new facility to manufacture PVC. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company's wire and cable products. The raw materials include PVC resin, clay and plasticiser. During 2001, this facility produced all of the Company's PVC requirements.

COMPETITION

         The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, some of whom are substantially larger companies than the Company and offer lines of electrical wire and cable products beyond the building wire segment in which the Company competes. The Company's competitors include Southwire Corporation, Essex Wire and Cable (a subsidiary of Superior Telecom, Inc.) and Cerro Wire and Cable Co. Inc.

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

PATENT MATTERS

         Encore recently developed a lead-free PVC compound for use as a wire insulator and filed a patent for the material in April 2000. The U.S. Patent & Trademark Office rejected the claims in the patent application and the application has been withdrawn. The Company intends to continue its development efforts for the lead-free PVC compound and to manufacture the product in the future.

         Encore does not currently have, nor is it seeking, any patents, believing instead that the success of its manufacturing operations is dependent on its marketing abilities, technical competence and innovative skills.

         The Company owns the following registered trademarks: U.S. Registration Number 2,582,340 for the mark "NONLEDEX" for use in connection with the conductor insulation material; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark "HANDY MAN'S CHOICE." The Company also has a pending application for registration of the trademark "ENCORE WIRE," filed on August 24, 1999.

ITEM 2. PROPERTIES

         Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company's facilities are located on a combined site of approximately ninety five acres and consist of buildings containing approximately 926,000 square feet of floor space, of which approximately 24,000 square feet are used for office space and 902,000 square feet are used for manufacturing and warehouse operations. The square footages include the new 192,000 square foot building that has just been constructed. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company's existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Encore's executive officers including their respective ages at March 19, 2002 is set forth below.

Name                    Age                  Position with Company
----                    ---                  ---------------------

Vincent A. Rego         78          Chairman of the Board of Directors, and
                                    Chief Executive Officer

Daniel L. Jones         38          President, Chief Operating Officer, and
                                    Member of the Board of Directors

David K. Smith          42          Vice President -- Operations

Frank J. Bilban         45          Vice President -- Finance, Treasurer and
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

         Mr. Smith has been Vice President-- Operations of Encore since 1992. From 1984 until joining the Company in 1990 Mr. Smith was employed by General Cable Corporation.

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

                                                        HIGH         LOW
                                                      --------     --------

     2001
       First Quarter ............................        9.00        6.125
       Second Quarter ...........................       12.06        7.50
       Third Quarter ............................       14.88        8.00
       Fourth Quarter ...........................       13.40       10.13

     2000
       First Quarter ............................        9 1/32      6 9/16
       Second Quarter ...........................        7           5 3/8
       Third Quarter ............................        7 13/16     5 1/2
       Fourth Quarter ...........................        8           5 3/8

         On March 8, 2002, the last reported sale price of the Common Stock was $14.66 per share. As of March 8, 2002, there were 125 record holders of the Common Stock. The Company estimates that there were approximately 3,100 beneficial holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                          2001            2000            1999            1998            1997
                                                       ----------      ----------      ----------      ----------      ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

  Net sales ......................................     $  281,010      $  283,689      $  229,670      $  244,044      $  254,640

  Cost of goods sold .............................        240,553         243,132         197,636         195,060         201,323
                                                       ----------      ----------      ----------      ----------      ----------

    Gross profit .................................         40,457          40,557          32,034          48,984          53,317

  Selling, general and administrative expenses ...         24,475          24,027          18,742          18,083          16,236
                                                       ----------      ----------      ----------      ----------      ----------

  Operating income ...............................         15,982          16,530          13,292          30,901          37,081

  Other income (expense):

    Interest and other income ....................            116             128             104             145             142

    Interest expense .............................         (1,833)         (4,080)         (2,922)         (1,876)         (1,367)
                                                       ----------      ----------      ----------      ----------      ----------

  Income before income taxes .....................         14,265          12,578          10,474          29,170          35,856

  Income tax expense .............................          5,135           4,528           3,880          11,602          14,163
                                                       ----------      ----------      ----------      ----------      ----------

  Net income .....................................     $    9,130      $    8,050      $    6,594      $   17,568      $   21,693
                                                       ==========      ==========      ==========      ==========      ==========

  Net income per common and common
    equivalent share - diluted ...................     $     0.60      $     0.52      $     0.42      $     1.07      $     1.32
                                                       ==========      ==========      ==========      ==========      ==========

  Weighted average common and common
    equivalent shares - diluted ..................         15,157          15,383          15,713          16,388          16,482

                                                                                      DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                          2001            2000            1999            1998            1997
                                                       ----------      ----------      ----------      ----------      ----------
                                                                                     (IN THOUSANDS)

BALANCE SHEET DATA:

  Working capital ................................     $   62,363      $   68,547      $   74,228      $   52,825      $   43,710

  Total assets ...................................        171,696         171,839         182,389         156,948         128,755

  Long-term debt, net of current portion .........         30,000          42,600          60,600          44,000          22,200

  Stockholders' equity ...........................        102,928          93,546          87,423          83,655          70,010

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Price competition for electrical wire and cable is intense and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 66.6%, 63.9%, 60.6%, 66.2% and 73.8% of the Company's cost of goods sold during fiscal 2001, 2000, 1999, 1998 and 1997, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

         The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         2001           2000           1999
                                                       --------       --------       --------
Net sales ........................................        100.0%         100.0%         100.0%
Cost of goods sold:
    Copper .......................................         57.0           54.8           52.1
    Other raw materials ..........................         13.6           14.0           15.7
    Depreciation .................................          3.2            3.0            3.3
    Labor and overhead ...........................         13.6           13.3           14.5
    LIFO adjustment ..............................         (2.7)           0.7            1.5
    Lower of cost or market adjustment ...........          0.9           (0.1)          (1.1)
                                                       --------       --------       --------
                                                           85.6           85.7           86.0
                                                       --------       --------       --------
Gross profit .....................................         14.4           14.3           14.0
Selling, general and administrative expenses .....          8.7            8.5            8.2
                                                       --------       --------       --------
Operating income .................................          5.7            5.8            5.8
Interest expense, net ............................           .7            1.4            1.2
                                                       --------       --------       --------

Income before income taxes .......................          5.0            4.4            4.6
Income tax expense ...............................          1.8            1.6            1.7
                                                       --------       --------       --------

Net income .......................................          3.2%           2.8%           2.9%
                                                       ========       ========       ========

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2001, 2000, and 1999. Reference should also be made to the consolidated financial statements and the related notes included elsewhere in this Annual Report.

         Net sales were $281.0 million in 2001, compared to $283.7 million in 2000 and $229.7 million in 1999. The slight decrease in net sales in 2001 over 2000 was the net result of an 11.5% increase in the volume of copper pounds of product sold, offset by an 11.1% decrease in average price of product sold and a slight change in the mix of product sold. The increase from 1999 to 2000 resulted from an 11.0% increase in sales volume and a 12% increase in the price of copper. Sales volume increases were due to several factors, including increased customer acceptance and product availability. In 2001, the Company continued to expand sales to the existing customer base and increased the number of customers to which it sold its products. The Company currently sells its products to at least 60% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the September 2001 issue of Electrical Wholesaling magazine.

         Cost of goods sold was $240.6 million in 2001, compared to $243.1 million in 2000 and $197.6 million in 1999. Copper costs increased to $160.3 million in 2001 from $155.4 million in 2000 and $119.8 million in 1999. The average cost per copper pound purchased was $.75, in 2001, $.86 in 2000, and $.74 in 1999. Copper costs as a percentage of net sales increased to 57.0% in 2001 from 54.8% in 2000 and 52.1% in 1999. The increase as a percentage of net sales was due primarily to copper wire sales prices decreasing more than copper raw material cost in 2001. Other raw material costs as a percentage of net sales were 13.6%, 14.0%, and 15.7% in 2001, 2000, and 1999, respectively. The decrease is due primarily to the Company's cost of other raw materials per pound of copper sold declining more than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 16.8% in 2001, compared to 16.3% in 2000 and 17.8% in 1999. The increase in 2001 was due primarily to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.

         Although average copper costs during 1999 were lower than 1998, the cost at the end of 1999 was higher than the cost at the end of 1998. As a result of increases in the cost of copper during 1999, specifically at the end of 1999, the value of all inventory at December 31, 1999 using the LIFO method was greater than its FIFO value by approximately $3,276,000, resulting in a corresponding increase in the cost of goods sold of $3,361,000. At December 31, 1999, LIFO value exceeded the market value of the inventory by $159,000, thereby necessitating a reversal of the previously established lower of cost or market reserve in the amount of $2,465,000 and a corresponding decrease in the cost of goods sold. The net of these two adjustments increased cost of goods sold by $896,000. Although copper prices were relatively stable in 2000, the price at the end of 2000 was higher than at the end of 1999 and the copper pounds in inventory were reduced during the year. As a result of the increase in the cost of copper in 2000, the value of all inventories at December 31, 2000 using the LIFO method was greater than the FIFO value by approximately $1,348,000, resulting in a corresponding increase in the cost of goods sold of $1,928,000. At December 31, 2000, LIFO value was less than the market value of the inventory, thereby requiring a reversal of the previously established lower of cost or market reserve of approximately $159,000 and a corresponding decrease in the cost of goods sold. The net of the two above adjustments increased cost of goods sold by $1,769,000. As of December 31, 2001, the value of all inventories using the LIFO method was greater than the FIFO value by $8,934,000. This differential exceeded the December 31, 2000 differential of $1,348,000 by $7,586,000, resulting in a corresponding decrease in cost of goods sold. As of December 31, 2001, the LIFO cost basis of inventory exceeded its market value by $2,612,000, resulting in the Company establishing a lower of cost or market reserve for this amount, which increased cost of goods sold. The net of the two above adjustments decreased cost of goods sold by $4,974,000.

         Gross profit decreased to $40.5 million, or 14.4% of net sales, in 2001 from $40.6 million, or 14.3% of net sales, in 2000 and $32.0 million, or 14.0% of net sales, in 1999. The changes in gross profit were due to the factors discussed above.

         Selling expenses, which include freight and sales commissions, were $17.3 million in 2001, $17.6 million in 2000 and $13.5 million in 1999. As a percentage of net sales, selling expenses were 6.2% in 2001, 6.2% in 2000 and 5.9% in 1999. General and administrative expenses were $6.9 million in 2001, $6.4 million in 2000 and $5.2 million in 1999. As a percentage of net sales, general and administrative expenses were 2.5% in 2001, 2.3% in 2000 and 2.3% in 1999. In 2001 and 2000, general and administrative costs increased due to increased costs relating to higher sales volumes. These costs increased as a percentage of sales due to lower sales prices per copper pound as discussed above.

         Interest expense decreased to $1,833,000 in 2001 from $4,080,000 in 2000 and $2,922,000 in 1999. The decrease in 2001 is due to lower average debt levels coupled with lower floating interest rates. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $112,000 in 2001, $0 in 2000 and $330,000 in 1999.

         The Company's effective tax rate was 36.0% in 2001 and 2000, down from 37.0% in 1999 as a result of an entity restructuring in mid-1999.

         As a result of the foregoing factors, the Company's net income was $9.1 million in 2001, $8.0 million in 2000 and $6.6 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash flow activities.

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2001            2000            1999
                                                            ----------      ----------      ----------
                                                                          (In thousands)

Net income ............................................     $    9,130      $    8,050      $    6,594

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization ....................          9,633           9,187           8,088
     Other non-cash items .............................          1,572             402           2,993
     Increase (decrease) in accounts receivable,
       inventory and other assets .....................          4,187           4,179         (24,966)
     Increase in trade accounts payable,
       accrued liabilities and other liabilities ......          1,599           1,071           2,085
                                                            ----------      ----------      ----------
Net cash provided by (used in) operating
  activities ..........................................         26,121          22,889          (5,206)

Investing activities:
  Purchases of property, plant and
     equipment (net) ..................................        (12,840)         (4,163)         (8,744)

Financing activities:
  (Decrease) increase in indebtedness, net ............        (12,600)        (18,000)         16,600
  Issuances of common stock ...........................          1,881           1,510              65
  Purchase of treasury stock ..........................         (1,366)         (3,436)         (2,891)
                                                            ----------      ----------      ----------

Net cash (used in) provided by financing
  activities ..........................................        (12,085)        (19,296)         13,774
                                                            ----------      ----------      ----------

Net increase (decrease) in cash .......................     $   (1,196)     $   (1,200)     $     (176)
                                                            ==========      ==========      ==========

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

         Note 4 of the Notes to Consolidated Financial Statements in Part I of this Form 10-K is incorporated herein by reference as if fully restated herein.

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement was amended once, in June of 2000, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2001, as computed under the Financing Agreement, was $65.0 million. As of December 31, 2001, the Company had $30.0 million outstanding under this facility.

         The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2001. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At December 31, 2001, the balance outstanding under the Financing Agreement was $30.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

         In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three year agreement expires in December 2004.

         Pursuant to a 1995 stock repurchase program and extensions thereof, the Company purchased an aggregate of 1,689,100 shares of its common stock during the period from March 24, 1995 through June 30, 2001. All stock repurchases under the program were authorized or ratified by the Board of Directors of the Company and were consummated in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Following the attacks of September 11, 2001, the Company purchased an aggregate of 36,000 shares of its common stock during the period from September 19 through September 24, 2001. No other shares were purchased by the Company during the quarter ended September 30, 2001. On November 6, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company.

         Cash provided by operations was $26.1 million in 2001 compared to $22.9 million provided in 2000 and cash used by operations of $5.2 million in 1999. The increase of $3.2 million from 2000 to 2001 was the result of increased earnings, depreciation and deferred taxes. The increase of $28.1 million from 1999 to 2000 was primarily the result of an $11.8 million reduction in inventory in 2000 versus a $16.8 million increase in inventory in 1999. Cash used in investing activities increased to $12.8 million in 2001 from $4.2 million due to new building construction and related equipment purchases. Cash used in investing activities decreased to $4.2 million in 2000 from $8.7 million in 1999. During 2000, capital expenditures returned to a maintenance level after large investments were made the previous two years to expand capacity by constructing a copper rod fabrication facility, PVC manufacturing facility and a distribution center. The cash consumed by financing activities in 2001 and 2000 was primarily used to decrease borrowings on the Company's loan facility by $12.6 million and $18.0 million, respectively. Cash provided by financing activities was reduced by $1.4 million in 2001, $3.4 million in 2000 and $2.9 million in 1999, as a result of the purchase of treasury stock. Cash provided by financing activities was increased by $1.9 million in 2001, $1.5 million in 2000 and $65,000 in 1999, as the result of the issuance of common stock, primarily to satisfy employee option exercises.

         During 2002, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The total capital expenditures associated with these capital expenditures are estimated not to exceed $12.0 million in 2002. The Company also expects its working capital requirements to increase during 2002 as a result of continued increases in sales and potential increases in the cost of copper. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing available from its' revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Consolidated Financial Statements. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

         Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. As of December 31, 2001, a $0.05 reduction in the fair market value of copper, in pound quantities, would have required the Company to increase its lower of cost or market reserve and cost of goods sold by approximately $1,791,000 for the year ended December 31, 2001. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

         The Company has provided an allowance for losses on customer receivables based upon estimates of those customers' inability to make required payments. Such estimate is established and adjusted based upon the makeup of the current receivable portfolio, past bad debt experience and current market conditions. If the financial condition of our customers were to deteriorate and impair their ability to make payments to the Company, additional allowances for losses might be required in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in metal futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. However, the Company is generally exposed to commodity price and interest rate risks. In order to take advantage of the low prevailing interest rates at the end of 2001, the Company entered into an interest rate swap agreement on $24 million of its long-term debt. This arrangement was entered into to fix the interest rate on that portion of the debt for the next three years.

         The Company purchases copper cathode primarily from producers and merchants at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company's financial results.

         Interest rate risk is attributable to the Company's long-term debt. Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited completed the "Financing Agreement". The amounts outstanding under the Financing Agreement are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election. At December 31, 2001, the balance outstanding under the Financing Agreement was $30.0 million, and the average interest rate was 5.67%. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company took the steps outlined in the Liquidity and Capital Resources section on page 12 to hedge a portion of its' outstanding debt against rising interest rates. A 1% increase in the interest rate for the year 2001 would have increased the Company's interest expense by $333,500.

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

                         Report of Independent Auditors


Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Dallas, Texas
January 25, 2002

                             Encore Wire Corporation

                           Consolidated Balance Sheets

                                                                                             DECEMBER 31
                                                                                       2001                2000
                                                                                  --------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    1,252,148      $       55,979
   Accounts receivable, net of allowance for losses of $541,476 and
     $413,648 in 2001 and 2000, respectively                                          45,616,298          54,002,608
   Inventories (Note 2)                                                               44,836,580          42,867,516
   Prepaid expenses and other                                                          2,390,353             460,543
                                                                                  --------------      --------------
Total current assets                                                                  94,095,379          97,386,646

Property, plant, and equipment - at cost:
   Land                                                                                3,456,979           3,583,329
   Construction-in-progress                                                           13,178,747           2,977,463
   Buildings and improvements                                                         24,645,848          26,086,303
   Machinery and equipment                                                            80,336,766          77,013,253
   Furniture and fixtures                                                              2,264,188           2,020,454
                                                                                  --------------      --------------
                                                                                     123,882,528         111,680,802

   Accumulated depreciation and amortization                                         (46,498,736)        (37,419,640)
                                                                                  --------------      --------------
                                                                                      77,383,792          74,261,162

Other assets                                                                             217,151             191,121
                                                                                  --------------      --------------
Total assets                                                                      $  171,696,322      $  171,838,929
                                                                                  ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                         $   20,174,630      $   18,487,044
   Accrued liabilities (Note 3)                                                        7,864,530           8,654,745
   Current income taxes payable                                                        1,702,123             737,674
   Current deferred income taxes (Note 5)                                              1,990,700             960,465
                                                                                  --------------      --------------
Total current liabilities                                                             31,731,983          28,839,928

Noncurrent deferred income taxes (Note 5)                                              7,035,871           6,852,848
Long-term note payable (Note 4)                                                       30,000,000          42,600,000
Contingencies (Note 9)

Stockholders' equity (Notes 6, 7 and 8):
   Convertible preferred stock, $.01 par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 16,944,785 in 2001 and
       16,637,509 in 2000                                                                169,448             166,375
   Additional paid-in capital                                                         34,040,542          32,162,267
   Treasury stock, at cost - 1,689,100 in 2001 and 1,528,100 in 2000                 (13,859,288)        (12,493,338)
   Accumulated other comprehensive income                                               (262,881)                 --
   Retained earnings                                                                  82,840,647          73,710,849
                                                                                  --------------      --------------
Total stockholders' equity                                                           102,928,468          93,546,153
                                                                                  --------------      --------------
Total liabilities and stockholders' equity                                        $  171,696,322      $  171,838,929
                                                                                  ==============      ==============

See accompanying notes.

                             Encore Wire Corporation

                        Consolidated Statements of Income


                                                                            YEAR ENDED DECEMBER 31
                                                                 2001                2000                1999
                                                            --------------      --------------      --------------

Net sales                                                   $  281,009,863      $  283,689,096      $  229,669,808
Cost of goods sold                                             240,552,777         243,132,019         197,635,985
                                                            --------------      --------------      --------------
Gross profit                                                    40,457,086          40,557,077          32,033,823

Selling, general, and administrative expenses                   24,475,040          24,027,034          18,741,589
                                                            --------------      --------------      --------------
Operating income                                                15,982,046          16,530,043          13,292,234

Other income (expense):
   Interest and other income                                       116,440             127,831             103,605
   Interest expense                                             (1,832,965)         (4,079,928)         (2,921,762)
                                                            --------------      --------------      --------------
Income before income taxes                                      14,265,521          12,577,946          10,474,077
Income tax expense (Note 5)                                      5,135,723           4,528,100           3,880,100
                                                            --------------      --------------      --------------
Net income                                                  $    9,129,798      $    8,049,846      $    6,593,977
                                                            ==============      ==============      ==============

Weighted average common shares - basic (Note 7)                 15,068,086          15,216,650          15,468,107
                                                            ==============      ==============      ==============

Basic earnings per common share                             $         0.61      $         0.53      $         0.43
                                                            ==============      ==============      ==============

Weighted average common shares - diluted (Note 7)               15,156,690          15,382,870          15,713,491
                                                            ==============      ==============      ==============

Diluted earnings per common share                           $         0.60      $         0.52      $         0.42
                                                            ==============      ==============      ==============


See accompanying notes.

                             Encore Wire Corporation

                 Consolidated Statements of Stockholders' Equity


                                                                                       ACCUMULATED
                                                         ADDITIONAL                       OTHER
                                        COMMON STOCK       PAID-IN       TREASURY     COMPREHENSIVE    RETAINED
                                     SHARES     AMOUNT     CAPITAL        STOCK           INCOME       EARNINGS       TOTAL
                                   ----------  --------  ------------  ------------   -------------  ------------  -------------

Balance at December 31, 1998       16,304,129  $163,041  $ 30,591,061  $ (6,166,525)    $       --   $ 59,067,026  $  83,654,603
   Net income                              --        --            --            --             --      6,593,977      6,593,977
   Proceeds from exercise of
     stock options                     33,793       338        42,977            --             --             --         43,315
   Purchase of treasury stock              --        --            --    (2,890,828)            --             --     (2,890,828)
   Tax benefit on exercise of
     stock options                         --        --        21,625            --             --             --         21,625
                                   ----------  --------  ------------  ------------     ----------   ------------  -------------
Balance at December 31, 1999       16,337,922   163,379    30,655,663    (9,057,353)            --     65,661,003     87,422,692
   Net income                              --        --            --            --             --      8,049,846      8,049,846
   Proceeds from exercise of
     stock options                    299,587     2,996     1,506,604            --             --             --      1,509,600
   Purchase of treasury stock              --        --            --    (3,435,985)            --             --     (3,435,985)
                                   ----------  --------  ------------  ------------     ----------   ------------  -------------
Balance at December 31, 2000       16,637,509   166,375    32,162,267   (12,493,338)            --     73,710,849     93,546,153
   Net income                              --        --            --            --             --      9,129,798      9,129,798
   Unrealized loss on hedging
     activities                            --        --            --            --       (262,881)            --       (262,881)
                                                                                                                   -------------
   Total comprehensive income              --        --            --            --             --             --      8,866,917
   Proceeds from exercise of
     stock options                    307,276     3,073     1,524,675            --             --             --      1,527,748
   Purchase of treasury stock              --        --            --    (1,365,950)            --             --     (1,365,950)
   Tax benefit on exercise of
     stock options                         --        --       353,600            --             --             --        353,600
                                   ----------  --------  ------------  ------------     ----------   ------------  -------------
Balance at December 31, 2001       16,944,785  $169,448  $ 34,040,542  $(13,859,288)    $ (262,881)  $ 82,840,647  $ 102,928,468
                                   ==========  ========  ============  ============     ==========   ============  =============

See accompanying notes.

                             Encore Wire Corporation

                      Consolidated Statements of Cash Flows


                                                                                   YEAR ENDED DECEMBER 31
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
OPERATING ACTIVITIES
Net income                                                             $  9,129,798      $  8,049,846      $  6,593,977
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                         9,633,040         9,187,014         8,088,037
     Provision for bad debts                                                300,000            87,500                --
     Deferred income taxes                                                1,213,258           255,706         2,988,673
     (Gain) loss on disposal of assets                                       58,355            58,587             3,904
     Changes in operating assets and liabilities:
       Accounts receivable                                                8,086,310        (7,497,695)       (8,646,648)
       Inventories                                                       (1,969,064)       11,770,841       (16,778,440)
       Prepaid expenses and other                                        (1,929,810)          (92,853)         (120,791)
       Current income taxes receivable                                           --                --           581,783
       Trade accounts payable                                             1,950,467           405,499         1,233,608
       Accrued liabilities                                               (1,315,978)          441,984           335,853
       Current income taxes payable                                         964,449           223,308           514,366
                                                                       ------------      ------------      ------------
Net cash provided by (used in) operating activities                      26,120,825        22,889,737        (5,205,678)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                             (14,530,556)       (4,169,203)       (8,939,393)
Increase in long term investments                                             7,500                --             4,500
(Increase) decrease in deposits                                             (33,530)          (46,085)           73,000
Proceeds from sale of assets                                              1,716,532            52,000           117,838
                                                                       ------------      ------------      ------------
Net cash provided by (used in) investing activities                     (12,840,054)       (4,163,288)       (8,744,055)

FINANCING ACTIVITIES
Decrease in long-term note payable                                      (12,600,000)      (18,000,000)       16,600,000
Proceeds from issuance of common stock, net                               1,881,348         1,509,600            64,940
Purchase of treasury stock                                               (1,365,950)       (3,435,985)       (2,890,828)
                                                                       ------------      ------------      ------------
Net cash provided by (used in) financing activities                     (12,084,602)      (19,926,385)       13,774,112
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                      1,196,169        (1,199,936)         (175,621)
Cash and cash equivalents at beginning of year                               55,979         1,255,915         1,431,536
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of year                               $  1,252,148      $     55,979      $  1,255,915
                                                                       ============      ============      ============

See accompanying notes.

                             Encore Wire Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 2001


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

Copper, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper accounted for approximately 66.6%, 63.9%, and 60.6% of its cost of goods sold during 2001, 2000, and 1999, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record an additional lower of cost or market adjustment against the related inventory balance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been reclassified to conform to the current year presentation.

                             Encore Wire Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 had no material impact on the Company's financial condition, results of operations or cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from the sale of the Company's products is recognized upon shipment to the customer, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances at the time of sale.

FREIGHT EXPENSES

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $9.1 million, $8.6 million and $6.8 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

                             Encore Wire Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Cash and cash equivalents, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at expected settlement amounts which approximate fair value.

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions. The Company charged off accounts receivable of $172,333, $169,591 and $27,343 in 2001, 2000 and 1999,
respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon reference to current raw and finished copper and other materials prices at the end of each period.

PROPERTY, PLANT, AND EQUIPMENT

Depreciation of property, plant, and equipment for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 30 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 3 to 5 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.

                             Encore Wire Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the related disclosures as required by Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation".

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

2. INVENTORIES

Inventories consist of the following at December 31:

                                                              2001              2000
                                                          ------------      ------------

         Raw materials                                    $  3,761,870      $ 13,421,656
         Work-in-process                                     3,671,218         3,403,708
         Finished goods                                     31,081,648        24,694,088
                                                          ------------      ------------
                                                            38,514,736        41,519,452
         Adjust to LIFO cost                                 8,933,919         1,348,064
         Lower of cost or market adjustment                 (2,612,075)               --
                                                          ------------      ------------
                                                          $ 44,836,580      $ 42,867,516
                                                          ============      ============

                             Encore Wire Corporation

2. INVENTORIES (CONTINUED)

During the fiscal year ended December 31, 2000, the Company liquidated inventory quantities resulting in a decrease in cost of goods sold under the LIFO method of approximately $629,000. During the fiscal year ended December 31, 2001, there were no liquidations of inventory quantities.

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                         2001           2000
                                                      ----------     ----------

         Sales volume discounts payable               $3,997,739     $4,749,635
         Property taxes payable                        1,678,271      1,729,478
         Commissions payable                             495,312        686,521
         Other accrued liabilities                     1,693,208      1,489,111
                                                      ----------     ----------
                                                      $7,864,530     $8,654,745
                                                      ==========     ==========

4. LONG-TERM NOTE PAYABLE

On August 31, 1999, the Company signed a new Financing Agreement with a bank to provide for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials inventories as defined in the Financing Agreement (approximately $65.0 million at December 31, 2001). The facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 2001, the balance outstanding under the revolving credit facility was $30.0 million. Amounts outstanding under the facility are payable on May 31, 2003, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election (average interest rate at December 31, 2001 was 4.8%). Each interest rate option includes a variable adder based upon certain financial ratios contained in its loan covenants.

The Company paid interest totaling $1,889,956, $4,021,313, and $2,831,275 in 2001, 2000, and 1999, respectively. The Company capitalized $112,307, $0 and $329,738 of interest in 2001, 2000 and 1999, respectively, relating to the construction of the distribution center, rod mill, and plastics mill.

                             Encore Wire Corporation

4. LONG-TERM NOTE PAYABLE (CONTINUED)

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable adder based upon certain financial ratios contained in its loan covenants. Based upon its terms and conditions, the hedge qualifies for the short-cut method under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and all unrealized gains or losses related to the hedge instrument will be recorded through accumulated other comprehensive income. For the fiscal year ended December 31, 2001, the Company recorded an unrealized loss of $262,881 related to its interest rate swap agreement. As of December 31, 2001, the Company has no other derivative financial instruments and is engaged in no other hedging activities.

5. INCOME TAXES

The provisions for income tax expense are summarized as follows:

                                       2001           2000           1999
                                    ----------     ----------     ----------
         Current:
            Federal                 $3,616,572     $3,986,658     $  802,604
            State                      305,893        285,736         88,823
         Deferred                    1,213,258        255,706      2,988,673
                                    ----------     ----------     ----------
                                    $5,135,723     $4,528,100     $3,880,100
                                    ==========     ==========     ==========

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:

                                                          2001              2000              1999
                                                      ------------      ------------      ------------

         Amount computed using the statutory
            rate                                      $  4,992,932      $  4,402,281      $  3,661,526
         State income taxes, net of federal
            tax benefit                                    234,212           221,556           145,395
         Change in tax rate                                     --          (153,324)               --
         Other items                                       (91,421)           57,587            73,179
                                                      ------------      ------------      ------------
                                                      $  5,135,723      $  4,528,100      $  3,880,100
                                                      ============      ============      ============

                             Encore Wire Corporation

5. INCOME TAXES (CONTINUED)

The tax effect of each type of temporary difference giving rise to the deferred tax liability at December 31, 2001 and 2000, is as follows:

                                                                  DEFERRED TAX ASSET (LIABILITY)
                                                            2001                                   2000
                                             --------------------------------------------------------------------------
                                                CURRENT            NONCURRENT           CURRENT            NONCURRENT
                                             --------------      --------------      --------------      --------------

Depreciation and amortization                $           --      $   (7,035,871)     $           --      $   (6,852,848)
Inventory                                        (2,354,370)                 --          (1,603,384)                 --
Allowance for doubtful accounts                     162,198                  --             151,974                  --
Accrued expenses                                     42,178                  --              (9,079)                 --
Uniform capitalization rules                        324,524                  --             251,043                  --
AMT Credit                                               --                  --             348,007                  --
Other                                              (165,230)                 --             (99,026)                 --
                                             --------------      --------------      --------------      --------------
                                             $   (1,990,700)     $   (7,035,871)     $     (960,465)     $   (6,852,848)
                                             ==============      ==============      ==============      ==============

The Company made income tax payments (received refunds) of $2,618,895 in 2001, $3,618,512 in 2000, and $(227,000) in 1999.

                             Encore Wire Corporation

6. STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 2,341,500 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2001, 2000, and 1999:

                                                  SHARES UNDER       PRICE PER        AGGREGATE
                                                    OPTIONS            SHARE         OPTION PRICE
                                                  ------------      ------------   ----------------

Options outstanding at December 31, 1998               925,800      $ 0.33-17.33     $  5,855,159
   Options granted                                     116,500        6.50- 9.25          775,125
   Options exercised                                   (33,793)       0.33- 4.50         (197,126)
   Options canceled                                    (33,555)       4.17-10.00          (10,961)
                                                  ------------      ------------     ------------
Options outstanding at December 31, 1999               974,952        0.33-17.33        6,422,197
   Options granted                                      87,000        5.63- 7.00          562,760
   Options exercised                                  (299,587)       0.33- 5.84       (1,509,665)
   Options canceled                                    (28,850)       6.22-10.00         (240,191)
                                                  ------------      ------------     ------------
Options outstanding at December 31, 2000               733,515        4.55-17.33        5,235,101
   Options granted                                     331,000        6.63-11.55        3,643,880
   Options exercised                                  (307,276)       0.33-10.00       (1,527,929)
   Options canceled                                    (17,050)       5.88-10.00         (155,970)
                                                  ------------      ------------     ------------
Options outstanding at December 31, 2001               740,189      $ 4.55-17.33     $  7,195,082
                                                  ============      ============     ============

The following summarizes information about stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               ----------------------------------------------     -----------------------------
                                                 WEIGHTED
                                                  AVERAGE          WEIGHTED                          WEIGHTED
                                                 REMAINING         AVERAGE                           AVERAGE
                                  SHARES        CONTRACTUAL        EXERCISE          SHARES          EXERCISE
 RANGE OF EXERCISE PRICES      OUTSTANDING          LIFE            PRICE         EXERCISABLE         PRICE
 ------------------------      ------------     ------------     ------------     ------------     ------------

     $ 4.55 - $ 7.00                270,089       7.66 years     $       6.40          110,490     $       6.23
     $ 8.03 - $11.55                417,600       9.11 years     $      10.79           74,180     $       9.10
     $17.00 - $17.33                 52,500       6.14 years     $      17.05           40,500     $      17.04
                               ------------     ------------     ------------     ------------     ------------
     $ 4.55 - $17.33                740,189       8.37 years     $       9.63          225,170     $       9.12
                               ============     ============     ============     ============     ============

                             Encore Wire Corporation

6. STOCK OPTIONS (CONTINUED)

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

                                              2001          2000          1999
                                            --------      --------      --------

         Risk-free interest rate                3.89%         5.54%         6.43%
         Expected dividend yield                0.00%         0.00%         0.00%
         Expected volatility                      56%           55%           54%
         Expected lives                     5.0 YEARS     5.0 years     5.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The weighted-average fair value of stock options granted during the years ended December 31, 2001, 2000, and 1999, was $5.72, $4.59, and $3.57, respectively.
For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

                                                                      2001          2000          1999
                                                                   ----------     ---------    ----------

Net income                                        As reported      $    9,130     $   8,050    $    6,594
                                                  Pro forma             8,863         7,863         6,436
Basic earnings per common share                   As reported            0.61          0.53          0.43
                                                  Pro forma              0.59          0.52          0.42
Diluted earnings per common share                 As reported            0.60          0.52          0.42
                                                  Pro forma              0.58          0.51          0.41

                             Encore Wire Corporation

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              2001             2000             1999
                                                          ------------     ------------     ------------

         Numerator:
            Net income                                    $  9,129,798     $  8,049,846     $  6,593,977
                                                          ============     ============     ============

         Denominator:
            Denominator for basic earnings
              per share - weighted average
              shares                                        15,068,086       15,216,650       15,468,107

            Effect of dilutive securities:
              Employee stock options                            88,604          166,220          245,384
                                                          ------------     ------------     ------------

            Denominator for diluted earnings
              per share - weighted average
              shares                                        15,156,690       15,382,870       15,713,491
                                                          ============     ============     ============

8. STOCKHOLDERS' EQUITY

Pursuant to a 1995 stock repurchase program and extensions thereof, the Company purchased an aggregate of 1,653,100 shares of its common stock during the period from March 24, 1995 through June 30, 2001. All stock repurchases under the program were authorized or ratified by the Board of Directors of the Company. Following the attacks of September 11, 2001, the Company purchased an aggregate of 36,000 shares of its common stock during the period from September 19, 2001 through September 24, 2001. In November 2001, the Company's Board of Directors approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Since the new plan was approved in November 2001, no common shares have been repurchased.

                             Encore Wire Corporation

9. CONTINGENCIES

The Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                   2001                       MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                   ----                      ----------     ----------    ------------   -----------

Net sales                                    $   69,757     $   75,007     $   73,020     $   63,226
Gross profit                                      9,830         10,242          9,910         10,475
Net income                                        2,032          2,228          2,135          2,735
Net income per common share - basic                0.13           0.15           0.14           0.18
Net income per common share - diluted              0.13           0.15           0.14           0.18

                                                               THREE MONTHS ENDED
                   2000                       MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                   ----                      ----------     ----------    ------------   -----------

Net sales                                    $   67,049     $   73,027     $   70,387     $   73,226
Gross profit                                      9,187          9,784         10,424         11,162
Net income                                        1,531          1,708          2,175          2,636
Net income per common share - basic                0.10           0.11           0.14           0.17
Net income per common share - diluted              0.10           0.11           0.14           0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The section entitled "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2002 sets forth certain information with respect to the directors of the Company and with respect to Section 16 (a) reporting obligations of directors and officers are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2002 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2002 sets forth certain information with respect to the ownership of the Company's common stock, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Executive Compensation - Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 2002 sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                  (1)      Financial Statements included in Item 8 herein:

                           Report of Independent Auditors
                           Consolidated Balance Sheets as of December 31,
                              2001 and 2000
                           Consolidated Statements of Income for the years ended
                              December 31, 2001, 2000, and 1999
                           Consolidated Statements of Stockholders' Equity for
                              the years ended December 31, 2001, 2000 and 1999
                           Consolidated Statements of Cash Flows for years ended
                              December 31, 2001, 2000 and 1999
                           Notes to Consolidated Financial Statements

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

         (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENCORE WIRE CORPORATION

Date: March 21, 2002


                                             By:      /s/ VINCENT A. REGO
                                                -------------------------------
                                                        Vincent A. Rego
                                                    Chief Executive Officer


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

      SIGNATURE                                                  TITLE                                  DATE
      ---------                                                  -----                                  ----



      /s/ VINCENT A. REGO                                Chairman of the Board                     March 21, 2002
---------------------------------------------           of Directors and Chief
      Vincent A. Rego                                     Executive Officer



      /s/ DANIEL L. JONES                            President and Chief Operating                 March 21, 2002
---------------------------------------------                  Officer
      Daniel L. Jones                                         Director



      /s/ FRANK J. BILBAN                              Vice President -- Finance,                  March 21, 2002
---------------------------------------------           Secretary and Treasurer
      Frank J. Bilban                                    (Principal Financial
                                                        and Accounting Officer)

      /s/ DONALD E. COURTNEY                             Vice-Chairman of the                      March 21, 2002
---------------------------------------------             Board of Directors
      Donald E. Courtney



      /s/ JOSEPH M. BRITO                                      Director                            March 21, 2002
---------------------------------------------
      Joseph M. Brito



      /s/ JOHN H. WILSON                                       Director                            March 21, 2002
---------------------------------------------
      John H. Wilson



      /s/ JOHN P. PRINGLE                                      Director                            March 21, 2002
---------------------------------------------
      John P. Pringle



      /s/ WILLIAM R. THOMAS                                    Director                            March 21, 2002
---------------------------------------------
      William R. Thomas

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   3.1                   Certificate of Incorporation of Encore Wire
                         Corporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

   3.2 Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (included herein).

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

   10.2                  First amendment to Financing Agreement of August 31,
                         1999, dated June 27, 2000 by and among Encore Wire
                         Limited, as Borrower, Bank of America, National
                         Association, as Agent, and Bank of America, National
                         Association, and Comerica Bank-Texas, as Lenders, as
                         Agent and Bank of America, National Association and
                         Comerica Bank - Texas as Lenders (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

   10.3* 1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Annex B to the Company's proxy statement on Schedule 14A for the 2002 annual meeting).

   10.4* 1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

   21.1                  Subsidiaries (included herein).

   23.1                  Consent of Ernst & Young LLP (included herein).

   *        Management contract or compensatory plan