Form 10-Q
period 2002-03-31
ENCORE WIRE CORP /DE/
filed 2002-05-15
CIK 850460

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

                                 MARCH 31, 2002
                              FOR THE QUARTER ENDED


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


[X] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]


  Number of shares of Common Stock outstanding as of April 30, 2002: 15,268,665




                    Page 1 of 14 Sequentially Numbered Pages
                          Index to Exhibits on Page 14


================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                         March 31, 2002 (Unaudited) and December 31, 2001 .............3

                  Consolidated Statements of Income (Unaudited)
                         Quarters ended March 31, 2002 and March 31, 2001..............5

                  Consolidated Statements of Cash Flows (Unaudited)
                         Quarters ended March 31, 2002 and March 31, 2001..............6

                  Notes to Consolidated Financial Statements...........................7

         ITEM 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...........................9

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K....................................12

Signatures............................................................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
In Thousands of Dollars                                                2002             2001
                                                                    (Unaudited)      See Note 1
                                                                    ------------   ------------
                                     ASSETS

Current assets:
         Cash ...................................................   $        517   $      1,252
         Accounts receivable (net of allowance of
             $570 and $541) .....................................         45,814         45,616
         Inventories (Note 2) ...................................         46,765         44,837
         Prepaid expenses and other assets ......................          1,521          2,390
                                                                    ------------   ------------

             Total current assets ...............................         94,617         94,095


Property, plant and equipment-on the basis of cost:
         Land ...................................................          3,457          3,457
         Construction in Progress ...............................         17,498         13,179
         Buildings and improvements .............................         24,880         24,646
         Machinery and equipment ................................         81,160         80,337
         Furniture and fixtures .................................          2,305          2,264
                                                                    ------------   ------------

             Total property, plant, and equipment ...............        129,300        123,883

             Accumulated depreciation and amortization ..........         48,941         46,499
                                                                    ------------   ------------

                                                                          80,359         77,384

Other assets ....................................................            258            217
                                                                    ------------   ------------

Total assets ....................................................   $    175,234   $    171,696
                                                                    ============   ============

                             See accompanying notes

                            ENCORE WIRE CORPORATION

In Thousands of Dollars, Except Share Data                               March 31,    December 31,
                                                                           2002           2001
                                                                        (Unaudited)    See Note 1
                                                                        -----------   ------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Trade accounts payable .....................................  $     14,953   $    20,175
          Accrued liabilities ........................................         4,965         7,864
          Current income taxes payable ...............................         2,246         1,702
          Current deferred income taxes ..............................         1,991         1,991
                                                                        ------------   -----------

          Total current liabilities ..................................        24,155        31,732

Non-current deferred income taxes ....................................         7,036         7,036
Long term notes payable ..............................................        38,500        30,000
Stockholders' equity:
Common stock, $.01 par value:
           Authorized shares - 20,000,000
           Issued and outstanding shares - (16,956,065
           at March 31, 2002 and 16,944,785 at
           December 31,2001) .........................................           169           169
Additional paid-in capital ...........................................        34,118        34,041
Treasury stock - 1,689,100 at March 31, 2002 and 1,689,100 at
           December 31, 2001 .........................................       (13,859)      (13,859)
Accumulated other comprehensive income ...............................           (83)         (263)
Retained earnings ....................................................        85,198        82,840
                                                                        ------------   -----------

           Total stockholders' equity ................................       105,543       102,928
                                                                        ------------   -----------

Total liabilities and stockholders' equity ...........................  $    175,234   $   171,696
                                                                        ============   ===========



Note: The consolidated balance sheet at December 31, 2001, as presented, is derived from the audited consolidated Financial statements at that date.


                             See accompanying notes

                             ENCORE WIRE CORPORATION


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                        Quarter Ended
                                                                          March 31,

In Thousands of Dollars, Except Per Share Data                         2002       2001
                                                                     --------   --------
Net sales ........................................................   $ 64,182   $ 69,757
Cost of goods sold ...............................................     54,403     59,927
                                                                     --------   --------

Gross profit .....................................................      9,779      9,830

Selling, general, and administrative expenses ....................      5,771      5,994
                                                                     --------   --------

Operating income .................................................      4,008      3,836

Net interest expense .............................................        327        661
                                                                     --------   --------

Income before income taxes .......................................      3,681      3,175

Provision for income taxes .......................................      1,324      1,143
                                                                     --------   --------

Net income .......................................................   $  2,357   $  2,032
                                                                     ========   ========

Net income per common and common equivalent share - basic ........   $   0.15   $   0.13
                                                                     ========   ========

Weighted average common and common equivalent shares - basic .....     15,260     15,079
                                                                     ========   ========

Net income per common and common equivalent share - diluted ......   $   0.15   $   0.13
                                                                     ========   ========

Weighted average common and common equivalent shares - diluted ...     15,469     15,223
                                                                     ========   ========

Cash dividends declared per share ................................   $     --   $     --
                                                                     ========   ========



                             See accompanying notes

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Quarter Ended
                                                                                                March 31,

In Thousands of Dollars                                                                    2002          2001
                                                                                        ----------    ----------
OPERATING ACTIVITIES

    Net income ......................................................................   $    2,357    $    2,032

    Adjustments to reconcile net income to cash provided by (used) in operating activities:

            Depreciation and amortization ...........................................        2,460         2,350
            Provision for bad debts .................................................           45            37

        Changes in operating assets and liabilities:

            Accounts receivable .....................................................         (242)        4,608
            Inventory ...............................................................       (1,929)           37
            Accounts payable and accrued liabilities ................................       (7,941)       (2,449)
            Other assets and liabilities ............................................          825          (473)
            Current income taxes receivable/payable .................................          544         1,134
                                                                                        ----------    ----------



            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (3,881)        7,276
                                                                                        ----------    ----------

INVESTING ACTIVITIES

    Purchases of property, plant and equipment ......................................       (5,437)         (931)
    Increase in long-term investments ...............................................            0             0
    Proceeds from sale of equipment .................................................            7            72
                                                                                        ----------    ----------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....................       (5,430)         (859)
                                                                                        ----------    ----------


FINANCING ACTIVITIES

    Increase (decrease) in long-term note payable ...................................        8,500        (4,600)
    Proceeds from issuance of common stock ..........................................           77            13
    Purchase of treasury stock ......................................................           --          (662)
                                                                                        ----------    ----------

            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....................        8,577        (5,249)
                                                                                        ----------    ----------

Net increase (decrease) in cash .....................................................         (735)        1,168
Cash at beginning of period .........................................................        1,252            56
                                                                                        ----------    ----------

Cash at end of period ...............................................................   $      517    $    1,224
                                                                                        ==========    ==========


                                 See accompanying notes

                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

         Inventories (in thousands) consisted of the following:

                                                   March 31,  December 31,
                                                     2002         2001
                                                   --------   ------------
         Raw materials .........................   $  3,850    $  3,762
         Work-in-process .......................      2,209       3,671
         Finished goods ........................     35,692      31,082
                                                   --------    --------

                                                     41,751      38,515

         Increase to LIFO cost .................      6,049       8,934
                                                   --------    --------

                                                     47,800      47,449

         Lower of Cost or Market Adjustment ....     (1,035)     (2,612)
                                                   --------    --------

                                                   $ 46,765    $ 44,837
                                                   ========    ========

         An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company reduced the lower of cost or market reserve by $1,577,000 in the quarter, leaving $1,035,000 in the reserve to reflect the fact that the LIFO cost basis as currently calculated, exceeded the current market value by that amount at the end of the first quarter of 2002.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Quarter Ending    Quarter Ending
                                                                           3/31/02         3/31/01
Numerator:
         Net Income                                                      $ 2,356,818      $ 2,032,000
                                                                         ===========      ===========

Denominator:
         Denominator for basic earnings per share - weighted
         average shares                                                   15,259,810       15,079,187

Effect of dilutive securities:
         Employee stock options                                              209,223          143,818
                                                                         -----------      -----------

Denominator for diluted earnings per share -
        weighted average shares                                           15,469,033       15,223,005
                                                                         ===========      ===========

NOTE 4 - LONG TERM NOTE PAYABLE

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2002, the balance outstanding under the Financing Agreement was $38.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three year agreement expires in December 2004. For the quarter ended March 31, 2002, the Company recorded an unrealized gain of $180,059, netting to an unrealized loss of $82,822 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.


NOTE 5 - STOCK REPURCHASE AUTHORIZATION

         As of December 31, 2001, the Company had repurchased an aggregate of 1,689,100 shares of its common stock in the open market pursuant to a stock repurchase program initiated in 1995. On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of March 31, 2002, there had been no shares purchased under the new authorization.

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

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2002 and 2001. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         Net sales for the first quarter of 2002 amounted to $64.2 million compared with net sales of $69.8 million for the first quarter of 2001. This dollar decrease was the result of a decrease in the price of wire sold which more than offset an increase in the volume of product shipped. Sales volume increased primarily as a result of market share gains. The average sales price per copper pound of product sold was down in the first quarter of 2002, compared to the first quarter of 2001. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

         Cost of goods sold decreased to $54.4 million in the first quarter of 2002, compared to $59.9 million in the first quarter of 2001. Gross profit remained flat in dollar terms at $9.8 million, or 15.2% of net sales, in the first quarter of 2002 versus $9.8 million, or 14.1% of net sales, in the first quarter of 2001. The gross profit percentage increase was attributable to several factors including percentage savings in net material and manufacturing overhead costs.

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

         As a result of increasing copper costs during the first quarter of 2002, a LIFO adjustment was recorded increasing cost of sales by $2.9 million during the quarter. At March 31, 2002, the LIFO cost basis of the inventory exceeded the market value by $1.0 million. Thus, at March 31, 2002 a $1.6 million reduction was made to the LCM reserve, which decreased cost of sales by $1.6 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

         Selling expenses for the first quarter of 2002 were $3.9 million, or 6.2% of net sales, compared to $4.3 million, or 6.1% of net sales, in the first quarter of 2001. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses remained flat at $1.7 million, or 2.7% of net sales, in the first quarter of 2001 compared to $1.7 million, or 2.4% of net sales, in the first quarter of 2001. The provision for bad debts was $45,000 in the first quarter of 2002 versus $37,500 in the first quarter of 2001.

         Net interest expense was $327,000 in the first quarter of 2002 compared to $661,000 in the first quarter of 2001. The decrease was due to lower average interest rates during the first quarter of 2002 than the comparable period during 2001.

         As a result of the foregoing factors, the Company's net income increased to $2.4 million in the first quarter of 2002 from $2.0 million in the first quarter of 2001.

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

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed the Financing Agreement. The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only material contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended once since August 31, 1999, to extend the term to May 31, 2003. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2002, the balance outstanding under the Financing Agreement was $38.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2003 with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three year agreement expires in December 2004. For the quarter ended March 31, 2002, the Company recorded an unrealized gain of $180,059, netting to an unrealized loss of $82,822 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

         Cash used by operations was $3.9 million in the first quarter of 2002 compared to $7.3 million of cash provided by operations in the first quarter of 2001. This decrease in cash provided by operations primarily resulted from a reduction in accounts payable of $7.9 million in the first quarter of 2002 versus a decrease of $2.4 million in the first quarter of 2001, along with a $1.9 million increase in the dollar value of inventory on hand in the first quarter of 2002 versus the first quarter of 2001. Cash used in investing activities increased to $5.4 million in the first quarter of 2002 from $.9 million in the first quarter of 2001. In 2002, these funds were used primarily for the building and equipment expansion project discussed in prior quarters. The $8.6 million of cash used by financing activities in the first quarter of 2002 was used primarily to fund the building and equipment expansion project as well as the working capital increase described above.

         During the remainder of 2002, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations including primarily the completion of the building and equipment expansion project mentioned above. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in
Item 7.A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENCORE WIRE CORPORATION
                           -----------------------------------------------
                                             (Registrant)


Date: May 14, 2002                        /s/ VINCENT A. REGO
                           -----------------------------------------------
                              Vincent A. Rego, Chairman of the Board and
                                        Chief Executive Officer


Date: May 14, 2002                        /s/ DANIEL L. JONES
                           -----------------------------------------------
                                    Daniel L. Jones, President and
                                        Chief Operating Officer


Date: May 14, 2002                        /s/ Frank J. Bilban
                           -----------------------------------------------
                              Frank J. Bilban, Vice President - Finance,
                                        Treasurer and Secretary
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------
3.1         Certificate of Incorporation of Encore Wire Corporation, as amended
            (filed as Exhibit 3/1 to the Company's Registration Statement on
            Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2 Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (filed as Exhibit 3.2 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.2        First amendment to Financing Agreement of August 31, 1999, dated
            June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of
            America, National Association, as Agent, and Bank of America,
            National Association, and Comerica Bank-Texas, as Lenders (filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.3* 1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company's
            Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.4*       1989 Stock Option Plan, as amended and restated (filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-8 (No.
            333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

21.1 Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

*           Management contract or compensatory plan.