Form 10-Q
period 2002-06-30
ENCORE WIRE CORP /DE/
filed 2002-08-12
CIK 850460

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


                         For the quarterly period ended
                                  JUNE 30, 2002


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


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



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 562-9473


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    ------



  Number of shares of Common Stock outstanding as of July 31, 2002: 15,163,465


                    Page 1 of 23 Sequentially Numbered Pages
                          Index to Exhibits on Page 17

================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

   ITEM 1.   Consolidated Financial Statements

        Consolidated Balance Sheets
           June 30, 2002 (Unaudited) and December 31, 2001                        3

        Consolidated Statements of Income (Unaudited)
           Quarter and six months ended June 30, 2002 and June 30, 2001           5

        Consolidated Statements of Cash Flows (Unaudited)
           Six months ended June 30, 2002 and June 30, 2001                       6

        Notes to Consolidated Financial Statements                                7

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                     10


PART II.   OTHER INFORMATION

   ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

   ITEM 6.   Exhibits and Reports on Form 8-K                                    15

   Signatures                                                                    16

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                            June 30,    December 31,
In Thousands of Dollars                                       2002          2001
                                                          (Unaudited)   (See Note 1)
                                                          -----------   ------------
                                 ASSETS

Current Assets:
             Cash                                          $    800     $  1,252
             Accounts receivable (net of allowance
                  of $482 and $414)                          51,119       45,616
             Inventories (Note 2)                            45,159       44,837
             Prepaid expenses and other assets                3,105        2,390
             Current taxes receivable                            --           --
                                                           --------     --------

                  Total current assets                      100,183       94,095


Property, plant and equipment-on the basis of cost:
             Land                                             3,457        3,457
             Construction in progress                        12,791       13,179
             Buildings and improvements                      32,454       24,646
             Machinery and equipment                         85,837       80,337
             Furniture and fixtures                           2,343        2,264
                                                           --------     --------

                  Total property, plant, and equipment      136,882      123,883

                  Accumulated depreciation                   51,245       46,499
                                                           --------     --------

                                                             85,637       77,384

Other assets                                                    193          217
                                                           --------     --------

Total assets                                               $186,013     $171,696
                                                           ========     ========

                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)


                                                            June 30,    December 31,
In Thousands of Dollars, Except Share Data                    2002          2001
                                                          (Unaudited)   (See Note 1)
                                                          -----------   ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                           $  18,727      $  20,175
       Accrued liabilities                                  6,233          7,864
       Current income taxes payable                         2,237          1,702
       Current deferred income taxes                        1,991          1,991
                                                        ---------      ---------

       Total current liabilities                           29,188         31,732

Non-current deferred income taxes                           7,036          7,036
Long term notes payable                                    42,600         30,000

Stockholders equity:
       Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - (16,957,765 at June 30, 2002
       and 16,944,785 at December 31, 2001)                   170            169
Additional paid-in capital                                 34,131         34,041
Treasury stock - 1,694,100 at June 30, 2002 and
       1,689,100 at December 31, 2001                     (13,924)       (13,859)
Accumulated other comprehensive income                       (650)          (263)
Retained earnings                                          87,462         82,840
                                                        ---------      ---------

       Total stockholders' equity                         107,189        102,928
                                                        ---------      ---------

Total liabilities and stockholders' equity              $ 186,013      $ 171,696
                                                        =========      =========


Note 1: The consolidated balance sheet at December 31, 2001, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q



                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Quarter Ended           Six Months Ended
                                                          June 30,                 June 30,
                                                  ---------------------     ---------------------
In Thousands of Dollars, Except Per Share Data      2002         2001         2002          2001
                                                  --------     --------     --------     --------

Net sales                                         $ 72,154     $ 75,007     $136,337     $144,764
Cost of goods sold                                  62,102       64,765      116,505      124,692
                                                  --------     --------     --------     --------

Gross profit                                        10,052       10,242       19,832       20,072

Selling, general, and administrative expenses        5,966        6,273       11,738       12,267
                                                  --------     --------     --------     --------

Operating income                                     4,086        3,969        8,094        7,805

Net interest & other expenses                          546          488          873        1,149
                                                  --------     --------     --------     --------

Income before income taxes                           3,540        3,481        7,221        6,656

Provision for income taxes                           1,275        1,253        2,600        2,396
                                                  --------     --------     --------     --------

Net income                                        $  2,265     $  2,228     $  4,621     $  4,260
                                                  ========     ========     ========     ========

Net income per common and common
     equivalent shares - basic                    $    .15     $    .15     $    .30     $    .28
                                                  ========     ========     ========     ========

Weighted average common and common
     equivalent shares - basic                      15,267       15,042       15,263       15,060
                                                  ========     ========     ========     ========

Net income per common and common
     equivalent shares - diluted                  $    .15     $    .15     $    .30     $    .28
                                                  ========     ========     ========     ========

Weighted average common and common
     equivalent shares - diluted                    15,514       15,254       15,494       15,236
                                                  ========     ========     ========     ========

Cash dividends declared per share                 $     --     $     --     $     --     $     --
                                                  ========     ========     ========     ========


                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                                         June 30,
In Thousands of Dollars                                              2002         2001
                                                                   --------      --------

OPERATING ACTIVITIES
     Net income                                                    $  4,621      $  4,260
     Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
           Depreciation and amortization                              4,997         4,756
           Provision for bad debts                                       90            75
     Changes in operating assets and liabilities:
           Accounts receivable                                       (5,592)         (686)
           Inventory                                                   (323)        5,729
           Accounts payable and accrued liabilities                  (3,466)       (1,979)
           Other assets and liabilities                                (531)         (740)
           Current income taxes receivable/payable                      535         1,146
                                                                   --------      --------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          331        12,561
                                                                   --------      --------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                     (13,937)       (1,931)
     Change in long-term investments                                     24          (793)
     Proceeds from sale of equipment                                    503           119
                                                                   --------      --------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (13,410)       (2,605)
                                                                   --------      --------

FINANCING ACTIVITIES
     Borrowings (repayments) under notes payable                     12,600        (8,600)
     Proceeds from issuance of common stock                              91            13
     Purchase of treasury stock                                         (64)       (1,020)
                                                                   --------      --------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,627        (9,607)
                                                                   --------      --------

Net increase (decrease) in cash                                        (452)          349
Cash at beginning of period                                           1,252            56
                                                                   --------      --------

Cash at end of period                                              $    800      $    405
                                                                   ========      ========


                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

                                        June 30,    December 31,
                                         2002          2001
                                       --------     ------------

Raw materials                          $  4,470      $  3,762
Work-in-process                           5,130         3,671
Finished goods                           30,769        31,082
                                       --------      --------

                                         40,369        38,515

Increase to LIFO cost                     5,719         8,934
                                       --------      --------

                                         46,088        47,449

Lower of Cost or Market Adjustment         (929)       (2,612)
                                       --------      --------

                                       $ 45,159      $ 44,837
                                       ========      ========


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory

                                                                       FORM 10-Q

valuation. The Company reduced the lower of cost or market reserve by $106,000 in the quarter, leaving $929,000 in the reserve to reflect the fact that the LIFO cost basis, as currently calculated, exceeded the current market value by that amount as of June 30, 2002.

NOTE 3 - NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

                                                             Quarter Ended   Quarter Ended
                                                                6/30/02         6/30/01
                                                             -------------   -------------

Numerator:
      Net income                                              $ 2,264,549     $ 2,227,663
                                                              ===========     ===========

Denominator:
      Denominator for basic earnings per share - weighted
      average shares                                           15,266,916      15,041,560

Effect of dilutive securities:
      Employee stock options                                      247,541         212,386
                                                              -----------     -----------

Denominator for diluted earnings per share - weighted
average shares                                                 15,514,457      15,253,946
                                                              ===========     ===========


The following table sets forth the computation of basic and diluted earnings per share:

                                                               Six Months      Six Months
                                                                 Ending         Ending
                                                                6/30/02         6/30/01
                                                              -----------     -----------

Numerator:
      Net income                                              $ 4,621,367     $ 4,259,989
                                                              ===========     ===========

Denominator:
      Denominator for basic earnings per share - weighted
      average shares                                           15,263,383      15,060,270

Effect of dilutive securities:
      Employee stock options                                      231,081         175,300
                                                              -----------     -----------

Denominator for diluted earnings per share - weighted
average shares                                                 15,494,464      15,235,570
                                                              ===========     ===========

                                                                       FORM 10-Q


NOTE 4 - LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended twice since August 31, 1999, to extend the term to May 31, 2003 and then again to May 31, 2005. The second amendment was executed in June, 2002, on substantially the same terms and conditions as the original agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2002, the balance outstanding under the Financing Agreement was $42.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended June 30, 2002, the Company recorded an unrealized loss of $567,882, netting to an unrealized loss of $650,704 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of June 30, 2002, 5,000 shares had been purchased under the new authorization.

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

The following discussion and analysis relates to factors that have affected the operating results of the Company for the periods ended June 30, 2002 and 2001. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Net sales for the second quarter of 2002 amounted to $72.2 million compared with net sales of $75.0 million for the second quarter of 2001. This dollar decrease was the result of a decrease in the price of wire sold. The average sales price per copper pound of product sold was down in the second quarter of 2002, compared to the second quarter of 2001. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $62.1 million in the second quarter of 2002, compared to $64.8 million in the second quarter of 2001. Gross profit remained relatively flat at $10.1 million, or 13.9% of net sales, in the second quarter of 2002 versus $10.2 million, or 13.7% of net sales, in the second quarter of 2001.

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

                                                                       FORM 10-Q

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

As a result of relatively stable copper costs during the second quarter 2002, a small LIFO adjustment was recorded increasing cost of sales by $300,000 during the quarter. At June 30, 2002, the LIFO cost basis of the inventory exceeded the market value by $929,000. Thus, at June 30, 2002 a $106,000 reduction was made to the LCM reserve, which decreased cost of sales by $106,000. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the second quarter of 2002 were $4.5 million, or 6.3% of net sales, compared to $4.5 million, or 6.0% of net sales, in the second quarter of 2001. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses decreased to $1.4 million, or 1.9% of net sales, in the second quarter of 2002 compared to $1.7 million, or 2.3% of net sales, in the second quarter of 2001. The provision for bad debts was $45,000 in the second quarter of 2002 versus $37,500 in the second quarter of 2001.

Net interest expense was $356,000 in the second quarter of 2002 compared to $488,000 in the second quarter of 2001. The decrease was due to lower average interest rates during the second quarter of 2002 than the comparable period during 2001. The other income and expense category contributed a loss of $190,000 resulting from losses on the sales of assets.

As a result of the foregoing factors, the Company's net income increased to $2.3 million in the second quarter of 2002 from $2.2 million in the second quarter of 2001.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Net sales for the first six months of 2002 amounted to $136.3 million compared with net sales of $144.8 million for the first half of 2001. This dollar decrease was the result of a decrease in the price of wire sold which more than offset an increase in the volume of product shipped. The average sales price per copper pound of product sold was down in the first six months of 2002, compared to the first six months of 2001. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $116.5 million in the first six months of 2002, compared to $124.7 million in the first six months of 2001. Gross profit remained relatively flat in dollar terms at $19.8 million, or 14.5% of net sales, in the first six months of 2002 versus $20.1 million, or 13.9% of net sales, in the first six months of 2001. The gross profit percentage increase was primarily attributable to percentage savings in net material costs.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all

                                                                       FORM 10-Q

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

As a result of increasing copper costs during the first six months of 2002, a LIFO adjustment was recorded increasing cost of sales by $3.2 million during the period. At June 30, 2002, the LIFO cost basis of the inventory exceeded the market value by $929,000. Thus, in the first six months, a $1.7 million reduction was made to the LCM reserve, which decreased cost of sales by $1.7 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2002 were $8.5 million, or 6.2% of net sales, compared to $8.8 million, or 6.1% of net sales, in the same period of 2001. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses decreased to $3.1 million, or 2.3% of net sales, in the first six months of 2002 compared to $3.4 million, or 2.4% of net sales, in the same period of 2001. The provision for bad debts was $90,000 in the first six months of 2002 versus $75,000 in the first half of 2001.

Net interest expense was $683,000 in the first six months of 2002 compared to $1,150,000 in the first half of 2001. The decrease was due to lower average interest rates during the first six months of 2002 than the comparable period during 2001. The other income and expense category contributed a loss of $190,000 resulting from losses on the sales of assets.

As a result of the foregoing factors, the Company's net income increased to $4.6 million in the first half of 2002 from $4.3 million in the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a substantial inventory of finished products to satisfy customer's prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

                                                                       FORM 10-Q

Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended twice since August 31, 1999, to extend the term to May 31, 2003 and then again to May 31, 2005. The second amendment was executed in June 2002, on substantially the same terms and conditions as the original agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2002, the balance outstanding under the Financing Agreement was $42.6 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the six months ended June 30, 2002 the Company recorded an unrealized loss of $387,823, netting to an unrealized loss of $650,704 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

Cash provided by operations was $.3 million in the six months of 2002 compared to $12.6 million of cash provided by operations in the first half of 2001. This decrease in cash provided by operations primarily resulted from a increase in accounts receivable of $5.6 million in the first six months of 2002 versus a decrease of $.6 million in the first half of 2001, along with a $.3 million increase in the value of inventory in the first six months of 2002 versus a $5.7 million decrease in the value of inventory in the first half of 2001. Cash used in investing activities increased to $13.4 million in the first six months of 2002 from $2.6 million in the first six months of 2001. In 2002, these funds were used primarily for the construction of the new 192,000 square foot "Plant 3" and the purchase of associated manufacturing equipment that has been discussed in prior quarters. The $12.6 million of cash provided by financing activities in the first half of 2002 was used primarily to fund the building and equipment expansion project as well as the working capital increase described above.

During the remainder of 2002, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations including primarily the completion of the building and equipment expansion project mentioned above. The Company estimates these expenditures to total approximately $4 million during the second half of 2002. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and will be impacted by the price of copper. The Company

                                                                       FORM 10-Q

believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7.A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 7, 2002.

      (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

      (c) Out of a total of 15,261,285 shares of the Company's common stock outstanding and entitled to vote, 13,461,297 shares were present in person or by proxy, representing approximately 88.2 percent of the outstanding shares.

            The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. No nominee for director received less than 94% of the shares voted. The following table presents the number of votes received by, and withheld from, each nominee for director.

                                                                       FORM 10-Q


                     NOMINEE FOR         NUMBER OF VOTES    NUMBER OF VOTES
                      DIRECTOR              RECEIVED           WITHHELD
                     -----------         --------------     ---------------
                   Vincent A. Rego         13,406,621           54,676
                   Donald E. Courtney      13,404,126           57,171
                   Daniel L. Jones         13,406,621           54,676
                   John P. Pringle         13,431,969           29,328
                   William R. Thomas       13,431,969           29,328
                   John H. Wilson          13,431,969           29,328
                   Joseph M. Brito         12,728,718          732,579
                   Scott D. Weaver         13,431,969           29,328

                  The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve certain amendments to the Company's 1999 Stock Option Plan. The resolution was adopted with the holders of 13,304,151 shares voting in favor of the resolution and the holders of 136,978 shares voting against. Holders of 20,168 shares abstained from voting.

                  The third matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ending December 31, 2002. The resolution was adopted with the holders of 13,271,670 shares voting in favor of the resolution and the holders of 185,343 shares voting against. Holders of 4,284 shares abstained from voting.

            (d)   Inapplicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

            (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                           ENCORE WIRE CORPORATION
                               ----------------------------------------------
                                                (Registrant)


     Dated: August 12, 2002                  /s/ VINCENT A. REGO
                               ----------------------------------------------
                                 Vincent A. Rego, Chairman of the Board and
                                           Chief Executive Officer

     Dated: August 12, 2002                  /s/ DANIEL L. JONES
                               ----------------------------------------------
                                       Daniel L. Jones, President and
                                           Chief Operating Officer


     Dated: August 12, 2002                  /s/ FRANK J. BILBAN
                               ----------------------------------------------
                                 Frank J. Bilban, Vice President - Finance,
                                           Treasurer and Secretary
                                           Chief Financial Officer

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

10.3 Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as
                  Borrower, Bank of America, National Association, as Agent, and
                  Bank of America, National Association, and Comerica
                  Bank-Texas, as Lenders (attached hereto).

10.4* 1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company's
                  Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.5*             1989 Stock Option Plan, as amended and restated (filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

21.1              Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

*                 Management contract or compensatory plan.