Form 10-Q
period 2002-09-30
ENCORE WIRE CORP /DE/
filed 2002-11-14
CIK 850460

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


                         For the quarterly period ended
                               SEPTEMBER 30, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



               Number of shares of Common Stock outstanding as of
                         September 30, 2002: 15,119,065


                    Page 1 of 21 Sequentially Numbered Pages
                          Index to Exhibits on Page 20

                                                                       FORM 10-Q

================================================================================

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                                                                                      Page No.
                                                                                                      --------

PART I.    FINANCIAL INFORMATION

   ITEM 1.   Consolidated Financial Statements

        Consolidated Balance Sheets
           September 30, 2002 (Unaudited) and December 31, 2001                                           3

        Consolidated Statements of Income (Unaudited)
           Quarter and nine months ended September 30, 2002 and September 30, 2001                        5

        Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended September 30, 2002 and September 30, 2001                                    6

        Notes to Consolidated Financial Statements                                                        7

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                             10

   ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk                                   14

   ITEM 4.   Controls and Procedures                                                                     14

PART II.   OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K                                                            14

   Signatures                                                                                            15

   Certifications                                                                                        16

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,     December 31,
                                                                     2002             2001
In Thousands of Dollars                                          (Unaudited)      (See Note 1)
-----------------------                                         -------------     ------------

                                ASSETS

Current Assets:
             Cash                                                $        194     $      1,252
             Accounts receivable (net of allowance
                  of $601 and $414)                                    57,608           45,616
             Inventories (Note 2)                                      41,262           44,837
             Prepaid expenses and other assets                          3,975            2,390
             Current taxes receivable                                      --               --
                                                                 ------------     ------------

                  Total current assets                                103,039           94,095


Property, plant and equipment-on the basis of cost:
             Land                                                       3,457            3,457
             Construction in progress                                   7,795           13,179
             Buildings and improvements                                32,470           24,646
             Machinery and equipment                                   93,966           80,337
             Furniture and fixtures                                     2,426            2,264
                                                                 ------------     ------------

                  Total property, plant, and equipment                140,114          123,883

                  Accumulated depreciation                             53,893           46,499
                                                                 ------------     ------------

                                                                       86,221           77,384

Other assets                                                              227              217
                                                                 ------------     ------------

Total assets                                                     $    189,487     $    171,696
                                                                 ============     ============

                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                September 30,      December 31,
                                                                     2002              2001
In Thousands of Dollars, Except Share Data                       (Unaudited)       (See Note 1)
------------------------------------------                      -------------      ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                    $     14,499      $     20,175
       Accrued liabilities                                              7,457             7,864
       Current income taxes payable                                     1,388             1,702
       Current deferred income taxes                                    1,991             1,991
                                                                 ------------      ------------

       Total current liabilities                                       25,335            31,732

Non-current deferred income taxes                                       7,036             7,036
Long term notes payable                                                51,000            30,000

Stockholders' equity:
       Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - (16,958,365 at September 30,
       2002 and 16,944,785 at December 31, 2001)                          170               169
Additional paid-in capital                                             34,138            34,041
Treasury stock - 1,839,300 at September 30, 2002
and 1,689,100 at December 31, 2001                                    (15,275)          (13,859)
Accumulated other comprehensive income (loss)                          (1,299)             (263)
Retained earnings                                                      88,382            82,840
                                                                 ------------      ------------

       Total stockholders' equity                                     106,116           102,928
                                                                 ------------      ------------

Total liabilities and stockholders' equity                       $    189,487      $    171,696
                                                                 ============      ============


Note 1: The consolidated balance sheet at December 31, 2001, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Quarter Ended               Nine months Ended
                                                                  September 30,                 September 30,
                                                            -------------------------     -------------------------
In Thousands of Dollars, Except Per Share Data                 2002           2001           2002           2001
----------------------------------------------              ----------     ----------     ----------     ----------

Net sales                                                   $   80,150     $   73,020     $  216,487     $  217,784
Cost of goods sold                                              72,166         63,110        188,672        187,802
                                                            ----------     ----------     ----------     ----------

Gross profit                                                     7,984          9,910         27,815         29,982

Selling, general, and administrative expenses                    6,180          6,199         17,917         18,466
                                                            ----------     ----------     ----------     ----------

Operating income                                                 1,804          3,711          9,898         11,516

Net interest & other expenses                                      367            376          1,240          1,524
                                                            ----------     ----------     ----------     ----------

Income before income taxes                                       1,437          3,335          8,658          9,992

Provision for income taxes                                         517          1,200          3,117          3,597
                                                            ----------     ----------     ----------     ----------

Net income                                                  $      920     $    2,135     $    5,541     $    6,395
                                                            ==========     ==========     ==========     ==========

Net income per common and common
     equivalent shares - basic                              $      .06     $      .14     $      .36     $      .42
                                                            ==========     ==========     ==========     ==========

Weighted average common and common
     equivalent shares - basic                                  15,168         15,038         15,231         15,053
                                                            ==========     ==========     ==========     ==========

Net income per common and common
     equivalent shares - diluted                            $      .06     $      .14     $      .36     $      .42
                                                            ==========     ==========     ==========     ==========

Weighted average common and common
     equivalent shares - diluted                                15,282         15,339         15,381         15,295
                                                            ==========     ==========     ==========     ==========

Cash dividends declared per share                           $       --     $       --     $       --     $       --
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


                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months Ended
                                                                               September 30,
                                                                       ------------------------------
In Thousands of Dollars                                                    2002              2001
-----------------------                                                ------------      ------------

OPERATING ACTIVITIES
     Net income                                                        $      5,541      $      6,395
     Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
           Depreciation and amortization                                      7,729             7,190
           Provision for bad debts                                               90               112
     Changes in operating assets and liabilities:
           Accounts receivable                                              (12,082)             (610)
           Inventory                                                          3,574             9,208
           Accounts payable and accrued liabilities                          (7,118)           (1,708)
           Other assets and liabilities                                      (1,414)             (379)
           Current income taxes receivable/payable                             (314)            2,264
                                                                       ------------      ------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (3,994)           22,472
                                                                       ------------      ------------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                             (17,272)           (5,266)
     Change in long-term investments                                            (10)             (673)
     Proceeds from sale of equipment                                            536               207
                                                                       ------------      ------------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (16,746)           (5,732)
                                                                       ------------      ------------

FINANCING ACTIVITIES
     Borrowings (repayments) under notes payable                             21,000           (15,100)
     Proceeds from issuance of common stock                                      97               204
     Purchase of treasury stock                                              (1,415)           (1,366)
                                                                       ------------      ------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               19,682           (16,262)
                                                                       ------------      ------------

Net increase (decrease) in cash                                              (1,058)              478
Cash at beginning of period                                                   1,252                56
                                                                       ------------      ------------

Cash at end of period                                                  $        194      $        534
                                                                       ============      ============


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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

                                                September 30,      December 31,
                                                     2002              2001
                                                -------------      ------------

Raw materials                                    $      7,375      $      3,762
Work-in-process                                         4,529             3,671
Finished goods                                         25,315            31,082
                                                 ------------      ------------

                                                       37,219            38,515

Increase to LIFO cost                                   8,075             8,934
                                                 ------------      ------------

                                                       45,294            47,449

Lower of Cost or Market Adjustment                     (4,032)           (2,612)
                                                 ------------      ------------

                                                 $     41,262      $     44,837
                                                 ============      ============

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory

                                                                       FORM 10-Q


valuation. The Company increased the lower of cost or market reserve by $3.1 million in the quarter, to $4.0 million, to reflect the fact that the LIFO cost basis, as currently calculated, exceeded the current market value by that amount as of September 30, 2002.

NOTE 3 - NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share for the quarters ended September 30, 2002 and September 30, 2001:

                                                                 Quarter Ended    Quarter Ended
                                                                    9/30/02          9/30/01
                                                                 -------------    -------------

Numerator:
      Net income                                                 $    919,562     $  2,134,615
                                                                 ============     ============
Denominator:
      Denominator for basic earnings per share - weighted
      average shares                                               15,167,958       15,037,793

Effect of dilutive securities:
      Employee stock options                                          114,103          300,880
                                                                 ------------     ------------

Denominator for diluted earnings per share - weighted
average shares                                                     15,282,061       15,338,673
                                                                 ============     ============

The following table sets forth the computation of basic and diluted earnings per share for the nine month periods ended September 30,2002 and September 30, 2001:

                                                                  Nine months      Nine months
                                                                     Ended            Ended
                                                                    9/30/02          9/30/01
                                                                 ------------     ------------

Numerator:
      Net income                                                 $  5,540,929     $  6,394,604
                                                                 ============     ============
Denominator:
      Denominator for basic earnings per
      share - weighted average shares                              15,231,225       15,052,695

Effect of dilutive securities:
      Employee stock options                                          149,945          242,474
                                                                 ------------     ------------

Denominator for diluted earnings per share - weighted
average shares                                                     15,381,170       15,295,169
                                                                 ============     ============

                                                                       FORM 10-Q


NOTE 4 - LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended twice since August 31, 1999, to extend the term to May 31, 2003 and then again to May 31, 2005. The second amendment was executed in June 2002, on substantially the same terms and conditions as the original agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2002, the balance outstanding under the Financing Agreement was $51.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt under the Financing Agreement in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate debt under the Financing Agreement to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended September 30, 2002, the Company recorded an unrealized loss of $647,858, netting to an unrealized loss of $1,298,562 remaining in the accumulated other comprehensive income (loss) line in the equity section of the balance sheet.

NOTE 5 - STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under the new program will be made from time to time until December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of September 30, 2002, 150,200 shares had been purchased under the new authorization.

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

The following discussion and analysis relates to factors that have affected the operating results of the Company for the periods ended September 30, 2002 and 2001. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Net sales for the third quarter of 2002 amounted to $80.2 million compared with net sales of $73.0 million for the third quarter of 2001. This dollar increase was the result of an increase in the unit volume of wire sold, partially offset by a decrease in the price of wire sold. The average sales price per copper pound of wire sold was down in the third quarter of 2002, compared to the third quarter of 2001. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes quarterly adjustments to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each quarterly reporting period.

                                                                       FORM 10-Q


Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Primarily as a result of falling copper costs, and also somewhat due to a decrement in finished goods inventory during the third quarter of 2002, a LIFO adjustment was recorded decreasing cost of sales by $2.4 million during the quarter. At September 30, 2002, the LIFO cost basis of the inventory exceeded the market value by $4.0 million. Thus, at September 30, 2002 a $3.1 million increase was made to the LCM reserve, which increased cost of sales by $3.1 million. These two adjustments in the LIFO and LCM reserves netted to a net increase in cost of sales of $.7 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Cost of goods sold increased to $72.2 million in the third quarter of 2002, compared to $63.1 million in the third quarter of 2001. Gross profit decreased to $8.0 million, or 10.0% of net sales, in the third quarter of 2002 versus $9.9 million, or 13.6% of net sales, in the third quarter of 2001. The decrease in gross profit in both dollars and percentage of net sales was primarily the result of the margin compression the company experienced in the quarter, whereby wire prices were held down by competitive pressure in a weak economic climate.

Selling expenses for the third quarter of 2002 were $4.8 million, or 6.0% of net sales, compared to $4.4 million, or 6.0% of net sales, in the third quarter of 2001. General and administrative expenses decreased to $1.4 million, or 1.7% of net sales, in the third quarter of 2002 compared to $1.7 million, or 2.4% of net sales, in the third quarter of 2001.

Net interest expense was $367,000 in the third quarter of 2002 compared to $376,000 in the third quarter of 2001. The decrease was due to lower average interest rates during the third quarter of 2002 than the comparable period during 2001.

As a result of the foregoing factors, the Company's net income decreased to $920,000 in the third quarter of 2002 from $2.1 million in the third quarter of 2001.

Nine months Ended September 30, 2002 compared to Nine months Ended September 30, 2001

Net sales for the first nine months of 2002 amounted to $216.5 million compared with net sales of $217.8 million for the first nine months of 2001. This dollar decrease was the result of a decrease in the price of wire sold which more than offset an increase in the volume of product shipped. The average sales price per copper pound of product sold was down in the first nine months of 2002, compared to the first nine months of 2001. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Primarily as a result of increasing copper costs during the first nine months of 2002, a LIFO adjustment was recorded increasing cost of sales by $.9 million during the period. At September 30, 2002, the LIFO cost basis of the inventory exceeded the market value

                                                                       FORM 10-Q


by $4.0 million. Thus, in the first nine months, a $1.4 million increase was made to the LCM reserve, which increased cost of sales by $1.4 million. Future fluctuations in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Cost of goods sold increased to $188.7 million in the first nine months of 2002, compared to $187.8 million in the first nine months of 2001. Gross profit decreased to $27.8 million, or 12.8% of net sales, in the first nine months of 2002 versus $30.0 million, or 13.8% of net sales, in the first nine months of 2001. The gross profit percentage decrease was primarily attributable to the margin compression resulting from the competitive pricing and poor overall economy discussed in the quarter summary.

Selling expenses for the first nine months of 2002 were $13.3 million, or 6.2% of net sales, compared to $13.2 million, or 6.1% of net sales, in the same period of 2001. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses decreased to $4.5 million, or 2.1% of net sales, in the first nine months of 2002 compared to $5.2 million, or 2.4% of net sales, in the same period of 2001.

Net interest expense was $1.24 million in the first nine months of 2002 compared to $1.52 million in the first nine months of 2001. The decrease was due to lower average interest rates during the first nine months of 2002 than the comparable period during 2001. The other income and expense category contributed a net loss of $100,000 resulting from losses on the sales of assets.

As a result of the foregoing factors, the Company's net income decreased to $5.5 million in the first nine months of 2002 from $6.4 million in the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a substantial inventory of finished products to satisfy customer's prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended twice since August 31, 1999, to extend the term to May 31, 2003 and then again to May 31, 2005. The second amendment was executed in June 2002, on substantially the same terms and conditions as the original agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the

                                                                       FORM 10-Q


amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2002, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2002, the balance outstanding under the Financing Agreement was $51.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the nine months ended September 30, 2002 the Company recorded an unrealized loss of $1,035,681 netting to an unrealized loss of $1,298,562 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

Cash used by operations was $4.0 million in the first nine months of 2002 compared to $22.5 million of cash provided by operations in the first nine months of 2001. This decrease in cash provided by operations primarily resulted from an increase in accounts receivable of $12.1 million in the first nine months of 2002 versus an increase of $.6 million in the first nine months of 2001, a $3.6 million decrease in the value of inventory in the first nine months of 2002 versus a $9.2 million decrease in the value of inventory in the first nine months of 2001, and a $7.1 million decrease in accounts payable in the first nine months of 2002 versus a smaller $1.7 million decrease in 2001. The accounts receivable increase in 2002 is a result of the increased sales volume in the third quarter. Cash used in investing activities increased to $16.7 million in the first nine months of 2002 from $5.7 million in the first nine months of 2001. In 2002, these funds were used primarily for the construction of the new 192,000 square foot "Plant 3" and the purchase of associated manufacturing equipment that has been discussed in prior quarters. The $19.7 million of cash provided by financing activities in the first nine months of 2002 was used primarily to fund the building and equipment expansion project as well as the working capital increase described above.

During the remainder of 2002, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations including primarily the completion of the building and equipment expansion project mentioned above. The expenditures for the expansion project will be virtually complete in the fourth quarter. The Company estimates these expenditures to total approximately $2 million during the fourth quarter of 2002. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

                                                                       FORM 10-Q


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7.A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

         (b) On August 12, 2002, the Company filed a report on Form 8-K to furnish the CFO's and CEO's certification of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                             ENCORE WIRE CORPORATION
                                   -------------------------------------------
                                                  (Registrant)

Dated: November 13, 2002                       /s/ VINCENT A. REGO
                                   -------------------------------------------
                                   Vincent A. Rego, Chairman of the Board and
                                             Chief Executive Officer

Dated: November 13, 2002                       /s/ DANIEL L. JONES
                                   -------------------------------------------
                                         Daniel L. Jones, President and
                                             Chief Operating Officer

Dated: November 13, 2002                       /s/ FRANK J. BILBAN
                                   -------------------------------------------
                                   Frank J. Bilban, Vice President - Finance,
                                             Treasurer and Secretary
                                             Chief Financial Officer

                                                                       FORM 10-Q

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                             ENCORE WIRE CORPORATION



I, Vincent A. Rego, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Encore Wire Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                                                       FORM 10-Q


                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                    /s/ VINCENT A. REGO
                                                 -------------------------
                                                      Vincent A. Rego
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                                       FORM 10-Q


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                             ENCORE WIRE CORPORATION


I, Frank J. Bilban, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Encore Wire Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b.       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                                                                       FORM 10-Q

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                              /s/ FRANK J. BILBAN
                              --------------------------------------------------
                                                Frank J. Bilban
                              Vice President - Finance, Chief Financial Officer,
                                            Treasurer and Secretary

                                                                       FORM 10-Q


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

10.2 First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as
                   Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica
                   Bank-Texas, as Lenders (filed as Exhibit 10.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2000, and incorporated herein by reference).

10.3 Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as
                   Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica
                   Bank-Texas, as Lenders (filed as Exhibit 10.3 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2002, and incorporated herein by reference).

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

                                                                       FORM 10-Q



21.1               Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

99.1               Certification of Chief Executive Officer pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification of Chief Financial Officer pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.

*                  Management contract or compensatory plan.