Form 10-K
period 2002-12-31
ENCORE WIRE CORP /DE/
filed 2003-03-24
CIK 850460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                 For the transition period from _______ to ____

                         Commission File Number: 020278

                             ENCORE WIRE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                              75-2274963
         (State of incorporation)          (I.R.S. Employer Identification No.)

            1410 MILLWOOD ROAD                            75069
              MCKINNEY, TEXAS                          (Zip Code)
 (Address of principal executive offices)



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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).
         Yes  [X]      No  [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $217,201,953 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

Number of shares of Common Stock outstanding as of March 7, 2003: 15,119,065

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

    (1)  Proxy statement for the 2003 annual meeting of stockholders -- Part III

                               TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I............................................................................................................1
     ITEM 1.    BUSINESS..........................................................................................1
                General...........................................................................................1
                Strategy..........................................................................................1
                Products..........................................................................................2
                Manufacturing.....................................................................................2
                Customers.........................................................................................3
                Marketing and Distribution........................................................................3
                Employees.........................................................................................3
                Raw Materials.....................................................................................4
                Competition.......................................................................................4
                Intellectual Property Matters.....................................................................4
                Internet Address..................................................................................4
     ITEM 2.    PROPERTIES........................................................................................5
     ITEM 3.    LEGAL PROCEEDINGS.................................................................................5
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................5
                EXECUTIVE OFFICERS OF THE COMPANY.................................................................5

PART II...........................................................................................................6
     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................6
                Equity Compensation Plan Information..............................................................6
     ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA..............................................................7
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............8
                General...........................................................................................8
                Results of Operations.............................................................................8
                Off-Balance Sheet Arrangements...................................................................10
                Liquidity and Capital Resources..................................................................10
                Critical Accounting Policies.....................................................................11
                Recent Accounting Pronouncements.................................................................12
                Information Regarding Forward Looking Statements.................................................12
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................12
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................13
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............28

PART III.........................................................................................................28
     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................................................28
     ITEM 11.   EXECUTIVE COMPENSATION...........................................................................28
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................28
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............................................28
     ITEM 14.   CONTROLS AND PROCEDURES..........................................................................28

PART IV..........................................................................................................29
     ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K......................................................................................29

                   SIGNATURES....................................................................................30
                   CERTIFICATIONS................................................................................32

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Encore Wire Corporation is a Delaware corporation, incorporated in 1990, with its principal executive office and plant located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms "Company" and "Encore" refer to Encore Wire Corporation and its consolidated entities, including Encore Wire Limited, a Texas limited partnership ("Encore Wire Limited") through which the Company's operations are conducted.

         Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, and commercial wire for electrical distribution in commercial and industrial buildings.

         The principal customers for Encore's wire are wholesale electrical distributors, which serve both the residential and commercial wire markets. The Company sells its products primarily through manufacturers' representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.

         Encore's strategy is to further expand its share of the markets for residential wire and for commercial wire primarily by emphasizing a high level of customer service and low-cost production and, to a lesser extent, the addition of new products that complement its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore's low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a small, incentivized work force.

         During the fourth quarter of 2002, the Company completed the Plant 3 manufacturing expansion capital project. This project involved the building of a new 192,000 square foot building and the installation of machinery and equipment. A portion of the machines in the new plant were moved from existing buildings to de-bottleneck certain production processes which had become cramped. New machines were also purchased and installed. This project was undertaken to maintain the efficient plant design discussed above and to ensure the Company has sufficient capacity to allow for continued growth in volume of both existing products and some new closely related products.

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

PRODUCTS

         Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Encore's commercial product line consists primarily of THHN, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company's NM, UF and THHN cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock-keeping units ("SKUs") of residential wire and between 4,500 and 5,000 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

CUSTOMERS

         Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 65% of the top 250 wholesale electrical distributors (by volume) in the United States according to information reported in the September 2002 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2002.

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

         Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company's products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers' representatives located throughout the United States. At December 31, 2002, additional product inventories are maintained at the warehouses of independent manufacturers' representatives located in Chattanooga, Tennessee; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers' representatives, as well as the Company's other manufacturers' representatives, maintain offices without warehouses in numerous locations throughout the United States.

         Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

         The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, pays the representative a commission based on pre-established rates. The Company determines customers' credit limits. The Company's bad debt experience was 0.06%, 0.06%, and 0.05% of net sales in 2002, 2001 and 2000, respectively. The manufacturers' representatives have no discretion to increase customers' credit limits or to determine prices charged for the Company's products, and all sales are subject to approval by the Company.

EMPLOYEES

         Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant's operating efficiency. The Company attributes the motivation of these employees largely to the fact that a significant portion of their compensation comes from incentive pay that is tied to productivity and quality standards. The Company believes that its incentive program focuses its employees on maintaining product quality.

         Encore emphasizes safety to its manufacturing employees through its safety program. On a weekly basis, each team of employees meets to review safety standards and, on a monthly basis, a group of participants from each team discusses safety issues and inspects each area of the plant for compliance. The Company's safety program is an integral part of its focus on cost control.

         As of December 31, 2002, Encore had 617 employees, 539 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company's manufacturing and warehouse facility. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

RAW MATERIALS

         The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticiser.

         The Company began production from its copper rod fabrication facility in June 1998. Prior to completion of the new copper rod fabrication facility, the Company used copper rod purchased from others to manufacture its wire and cable products. In 2002, the copper rod fabrication facility manufactured all of the Company's copper rod requirements. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others.

         In 1999, the Company completed a new facility to manufacture PVC. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company's wire and cable products. The raw materials include PVC resin, clay and plasticiser. During 2002, this facility produced all of the Company's PVC requirements.

COMPETITION

         The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products, some of whom are substantially larger companies than the Company and offer lines of electrical wire and cable products beyond the building wire segment in which the Company competes. The Company's competitors include Southwire Corporation, Essex Electric (a subsidiary of Alpine Group, Inc.) and Cerro Wire and Cable Co. Inc.

         The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, pricing, order fill rate and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.

         Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign owned facilities located in the United States. The Company has encountered no significant competition from imports of residential or commercial wire. The Company believes this is because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products.

INTELLECTUAL PROPERTY MATTERS

         The Company owns the following registered trademarks: U.S. Registration Number 2,687,746 for the "ENCORE WIRE" mark; U.S. Registration Number 2,582,340 for the mark "NONLEDEX" for use in connection with the conductor insulation material; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark "HANDY MAN'S CHOICE."

INTERNET ADDRESS

         Our internet address is http://www.encorewire.com. You can review the filings Encore Wire has made with the U.S. Securities and Exchange Commission ("SEC"), free of charge by linking directly from our website to NASDAQ's, a database that allows you to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports have been electronically filed with or furnished to the SEC.

ITEM 2. PROPERTIES

         Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company's facilities are located on a combined site of approximately 105 acres and consist of buildings containing approximately 926,000 square feet of floor space, of which approximately 24,000 square feet are used for office space and 902,000 square feet are used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company's existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Encore's executive officers including their respective ages at March 19, 2003 is set forth below.

Name                    Age                Position with Company
----                    ---                ---------------------
Vincent A. Rego         79          Chairman of the Board of Directors, and
                                    Chief Executive Officer

Daniel L. Jones         39          President, Chief Operating Officer, and
                                    Member of the Board of Directors

David K. Smith          43          Vice President -- Operations

Frank J. Bilban         46          Vice President -- Finance, Treasurer and
                                    Secretary

         Mr. Rego has been Chairman of the Board of Directors of Encore since 1989. In October 1997, Mr. Rego was named President and Chief Executive Officer of the Company. He served as President until May 1998. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Directors of Capital Wire and Cable Corporation ("Capital Wire"), which was purchased by General Cable Corporation in 1988. Prior thereto, Mr. Rego was associated with predecessors of Capital Wire in various executive capacities.

         Mr. Jones has been President of the Company since May 1998. In May 1997, Mr. Jones was named Executive Vice President of the Company, and in October 1997, he was named Chief Operating Officer. He previously held the position of Vice President-Sales and Marketing of Encore from 1992 to May 1997. He also serves as a member of the Board of Directors.

         Mr. Smith has been Vice President -- Operations of Encore since 1992. From 1984 until joining the Company in 1990, Mr. Smith was employed by General Cable Corporation.

         Mr. Bilban has been Vice President -- Finance, Treasurer and Secretary of Encore since June 2000. From 1998 until joining the Company in June 2000, Mr. Bilban was Executive Vice President and Chief Financial Officer of Alpha Holdings Inc., a plastics manufacturing concern. From 1996 until 1998, Mr. Bilban was Vice President and Chief Financial Officer of Wedge Dia-Log Inc., an oil field services company based in. From 1991 until 1996, Mr. Bilban held financial positions, including Division Controller, with the CT Film Division of Rexene Corporation. From 1978 until 1991 he was employed in various financial capacities with several divisions of Outboard Marine Corporation.

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


                                                 HIGH                LOW
                                             -----------         -----------
2002
  First Quarter ........................     $     16.75         $     11.65
  Second Quarter .......................           16.42               12.30
  Third Quarter ........................           14.30                8.59
  Fourth Quarter .......................           10.40                7.49

2001
  First Quarter ........................     $      9.00         $      6.13
  Second Quarter .......................           12.06                7.50
  Third Quarter ........................           14.88                8.00
  Fourth Quarter .......................           13.40               10.13



         On March 7, 2003, the last reported sale price of the Common Stock was $8.60 per share. As of March 7, 2003, there were 120 record holders of the Common Stock. The Company estimates that there were approximately 2,100 beneficial holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's present credit arrangements restrict the Company's ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our equity compensation plans as of March 31, 2003.

                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                ---------------------------- ---------------------------- ----------------------------
        PLAN CATEGORY                       (a)                          (b)                          (c)

Equity compensation plans
approved by security holders              753,710                      $ 9.79                       39,500

Equity compensation plans not
approved by security holders                -0-                          -0-                          -0-
                                ---------------------------- ---------------------------- ----------------------------
            TOTAL                         753,710                      $ 9.79                       39,500

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                        2002         2001         2000       1999        1998
                                                      ---------    ---------   ---------   ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

 Net Sales .......................................    $ 285,207    $ 281,010   $ 283,689   $ 229,670   $ 244,044
 Cost of goods sold ..............................      250,267      240,553     243,132     197,636     195,060
                                                      ---------    ---------   ---------   ---------   ---------
   Gross profit ..................................       34,940       40,457      40,557      32,034      48,984
Selling, general and administrative expenses......       23,891       24,475      24,027      18,742      18,083
                                                      ---------    ---------   ---------   ---------   ---------
Operating income .................................       11,049       15,982      16,530      13,292      30,901
Other income (expense):
 Interest and other income .......................          (64)         116         128         104         145
 Interest expense ................................        1,666        1,833       4,080       2,922       1,876
                                                      ---------    ---------   ---------   ---------   ---------
Income before income taxes .......................        9,319       14,265      12,578      10,474      29,170
Income tax expense ...............................        3,355        5,135       4,528       3,880      11,602
                                                      ---------    ---------   ---------   ---------   ---------
Net income .......................................    $   5,964    $   9,130   $   8,050   $   6,594   $  17,568
                                                      =========    =========   =========   =========   =========
Net income per common and common
 equivalent share - basic ........................    $     .39    $    0.61   $    0.53   $    0.43   $    1.11
                                                      =========    =========   =========   =========   =========
Net income per common and common
 equivalent share - diluted ......................    $     .39    $    0.60   $    0.52   $    0.42   $    1.07
                                                      =========    =========   =========   =========   =========

Weighted average common and common
  equivalent shares - basic ......................       15,203       15,068      15,217      15,468      15,844
Weighted average common and common
 equivalent shares - diluted .....................       15,339       15,157      15,383      15,713      16,388




                                                                            DECEMBER 31,
                                                     -----------------------------------------------------------

                                                       2002         2001         2000         1999         1998
                                                     --------     ---------    --------     --------     --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital ................................   $ 75,679     $ 62,363     $ 68,547     $ 74,228     $ 52,825
  Total assets ...................................    183,129      171,696      171,839      182,389      156,948
  Long-term debt, net of current portion .........     47,500       30,000       42,600       60,600       44,000
  Stockholders' equity ...........................    106,519      102,928       93,546       87,423       83,655


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following management's discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry.

GENERAL

     Price competition for electrical wire and cable is intense and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 63.9%, 66.6%, 63.9%, 60.6% and 66.2% of the Company's cost of goods sold during fiscal 2002, 2001, 2000, 1999 and 1998, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

RESULTS OF OPERATIONS

     The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                                 2002        2001         2000
                                                                ------      ------       ------
Net sales ............................................          100.0%      100.0%       100.0%
Cost of goods sold:
     Copper ..........................................           56.1        57.0         54.8
     Other raw materials .............................           12.7        13.6         14.0
     Depreciation ....................................            3.5         3.2          3.0
     Labor and overhead ..............................           14.2        13.6         13.3
     LIFO adjustment .................................            0.7        (2.7)         0.7
     Lower of cost or market adjustment ..............            0.5         0.9         (0.1)
                                                                -----       -----        -----
                                                                 87.7        85.6         85.7
                                                                -----       -----        -----

Gross profit .........................................           12.3        14.4         14.3
Selling, general and administrative expenses..........            8.4         8.7          8.5
                                                                -----       -----        -----
Operating income .....................................            3.9         5.7          5.8
Interest expense, net ................................            0.6         0.7          1.4
                                                                -----       -----        -----

Income before income taxes ...........................            3.3         5.0          4.4
Income tax expense ...................................            1.2         1.8          1.6
                                                                -----       -----        -----

Net income ...........................................            2.1%        3.2%         2.8%
                                                                =====       =====        =====


         The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2002, 2001, and 2000. Reference should also be made to the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

         Net sales were $285.2 million in 2002, compared to $281.0 million in 2001 and $283.7 million in 2000. The increase in net sales in 2002 over 2001 was the net result of a 6.1% increase in the volume of copper pounds of product sold, offset by a 9.6% decrease in average price of product sold and a slight change in the mix of product sold. The decrease from 2000 to 2001 resulted from an 11.5% increase in sales volume, offset by an 11.1% decrease in the average price of product sold and a slight change in the mix. Sales volume increases were due to several factors, including increased customer acceptance and product availability. In 2002, the Company continued to expand sales to the existing customer base and increased the number of customers to which it sold its products. The 9.6% decrease in the average price of product sold in 2002 was due primarily to intense price competition in the building wire industry resulting in a compression of the Company's margins. The Company currently sells its products to at least 65% of the top 250 wholesale electrical distributors (by volume) in the United States, as reported in the September 2002 issue of Electrical Wholesaling magazine.

        Cost of goods sold was $250.3 million in 2002, compared to $240.6 million in 2001 and $243.1 million in 2000. Copper costs decreased slightly to $159.9 million in 2002 from $160.3 million in 2001 and $155.4 million in 2000. Copper costs as a percentage of net sales decreased to 56.1% in 2002 from 57.0% in 2001 and increased from 54.8% in 2000. The slight decrease as a percentage of net sales was due primarily to changes in the mix of products sold. Other raw material costs as a percentage of net sales were 12.7%, 13.6% and 14.0%, in 2002, 2001, and 2000, respectively. The decrease is due primarily to the Company's cost of other raw materials per pound of copper sold declining more than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 17.8% in 2002, compared to 16.8% in 2001 and 16.3% in 2000. The percentage increase in 2002 was due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold as well as an increase of $955,000 in depreciation cost in 2002 stemming from the manufacturing expansion (Plant 3) that was completed during 2002.

Inventories consist of the following at December 31:

                                                                    2002              2001
                                                               ---------------   ---------------
           Raw materials                                       $    12,690,079   $     3,761,870
           Work-in-process                                           4,231,225         3,671,218
           Finished goods                                           30,215,622        31,081,648
                                                               ---------------   ---------------
                                                                    47,136,926        38,514,736
           Adjust to LIFO cost                                       7,017,373         8,933,919
           Lower of cost or market adjustment                       (3,989,406)       (2,612,075)
                                                               ---------------   ---------------
                                                               $    50,164,893   $    44,836,580
                                                               ===============   ===============


         Although copper prices were relatively stable in 2000, the price at the end of 2000 was higher than at the end of 1999 and the copper pounds in inventory were reduced during the year. As a result of the increase in the cost of copper in 2000, the value of all inventories at December 31, 2000 using the LIFO method was greater than the FIFO value by approximately $1,348,000, resulting in a corresponding increase in the cost of goods sold of $1,928,000. At December 31, 2000, LIFO value was less than the market value of the inventory, thereby requiring a reversal of the previously established lower of cost or market reserve of approximately $159,000 and a corresponding decrease in the cost of goods sold. The net effect of these two adjustments increased cost of goods sold by $1,769,000. As of December 31, 2001, the value of all inventories using the LIFO method was greater than the FIFO value by $8,934,000. This differential exceeded the December 31, 2000 differential of $1,348,000 by $7,586,000, resulting in a corresponding decrease in cost of goods sold. As of December 31, 2001, the LIFO cost basis of inventory exceeded its market value by $2,612,000, resulting in the Company establishing a lower of cost or market reserve for this amount, which increased cost of goods sold. The net effect of these two adjustments decreased cost of goods sold by $4,974,000. As of December 31, 2002, the value of all inventories using the LIFO method was greater than the FIFO value by $7,017,000. This differential was $1,917,000 less than the December 31, 2001 differential of $8,934,000, resulting in a corresponding increase in cost of goods sold. As of December 31, 2002, the LIFO cost basis of inventory exceeded its market value by $3,989,000, resulting in the Company establishing a lower of cost or market reserve for this amount, which increased cost of goods sold by $1,377,000. The net effect of these two adjustments increased cost of goods sold for the year by $3,294,000.

         Gross profit decreased to $34.9 million, or 12.3% of nets sales, in 2002 from $40.5 million, or 14.4% of net sales, in 2001 and $40.6 million, or 14.3% of net sales, in 2000. The changes in gross profit were due to the factors discussed above.

         Selling expenses, which include freight and sales commissions, were $17.9 million in 2002, $17.3 million in 2001 and $17.6 million in 2000. As a percentage of net sales, selling expenses remained consistent at 6.3% in 2002, 6.2% in 2001 and 6.2% in 2000. General and administrative expenses were $5.9 million in 2002, $6.9 million in 2001 and $6.4 million in 2000. As a percentage of net sales, general and administrative expenses were 2.1% in 2002, 2.5% in 2001 and 2.3% in 2000. In 2002, general and administrative costs decreased due to cost controls.

         Interest expense decreased to $1,666,000 in 2002 from $1,833,000 in 2001 and $4,080,000 in 2000. The decrease in 2002 is due to lower floating interest rates and higher capitalization of interest expense offset somewhat by higher debt levels, while the 2001 decrease was due to lower average debt levels coupled with lower floating interest rates. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $349,000 in 2002, $112,000 in 2001 and $0 in 2000.

         The Company's effective tax rate was 36.0% in 2002, 2001 and 2000.

         As a result of the foregoing factors, the Company's net income was $6.0 million in 2002, $9.1 million in 2001 and $8.0 million in 2000.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues of expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash flow activities.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         2002            2001              2000
                                                                                       --------         --------         --------
                                                                                                    (In thousands)
Net income ....................................................................        $  5,964         $  9,130         $  8,050

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation and amortization ............................................          10,686            9,633            9,187
     Other non-cash items .....................................................            (746)           1,572              402
     Increase (decrease) in accounts receivable,
        inventory and other assets ............................................          (4,683)           4,187            4,179
     Increase (decrease) in trade accounts payable,
        accrued liabilities and other liabilities .............................          (9,694)           1,599            1,071
                                                                                       --------         --------         --------
Net cash provided by (used in) operating
 activities ...................................................................           1,527           26,121           22,889
Investing activities:
    Purchases of property, plant and equipment
       (net) ..................................................................         (18,801)         (12,840)          (4,163)

Financing activities:
   Increase (decrease) in indebtedness, net ...................................          17,500          (12,600)         (18,000)
   Issuances of common stock ..................................................              97            1,881            1,510
   Purchase of treasury stock .................................................          (1,415)          (1,366)          (3,436)
                                                                                       --------         --------         --------
Net cash  provided (used in) by financing
   activities .................................................................          16,182          (12,085)         (19,296)

Net increase (decrease) in cash ...............................................        $ (1,092)        $  1,196         $ (1,200)
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

         Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, refinanced its unsecured loan facility with a group of banks (the "Financing Agreement"). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended twice since August 31, 1999, to extend the term to May 31, 2003 and then again to May 31, 2005. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2002, as computed under the Financing Agreement, was $65.0 million.

         The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2002. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At December 31, 2002, the balance outstanding under the Financing Agreement was $47.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

         In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the year ended December 31, 2002, the Company recorded an unrealized loss of $1,055,893, resulting in a total unrealized loss of $1,318,774 recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

         On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 2003 for the remaining 149,800 shares.

         Cash provided by operations was $1.5 million in 2002 compared to $26.1 million in 2001 and $22.9 million provided in 2000. The decrease of $24.6 million from 2001 to 2002 was primarily the result of a $10.8 million decrease in accounts payable in 2002, a $5.3 million increase in inventories and a $3.1 million decrease in earnings. The increase of $3.2 million from 2000 to 2001 was the result of increased earnings, depreciation and deferred taxes. Cash used in investing activities increased to $18.8 million in 2002 from $12.8 million in 2001 due to the new building construction and related equipment purchases. Cash used in investing activities increased to $12.8 million in 2001 from $4.2 million due to new building construction and related equipment purchases. During 2001 and 2002, capital expenditures rose to build Plant 3 and buy new manufacturing equipment. This project was completed as of December 31, 2002. The cash provided by financing activities in 2002 was used primarily to fund these capital expenditures. The cash consumed by financing activities in 2001 and 2000 was primarily used to decrease borrowings on the Company's loan facility by $12.6 million and $18.0 million, respectively. Cash provided by financing activities was reduced by $1.4 million in 2002, $1.4 million in 2001 and $3.4 million in 2000, as a result of the purchase of treasury stock. Cash provided by financing activities was increased by $0.1 million in 2002, $1.9 million in 2001 and $1.5 million in 2000, as the result of the issuance of common stock, primarily to satisfy employee option exercises.

         During 2003, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The total capital expenditures associated with these capital expenditures are estimated to be less than $5.0 million in 2003. The Company also expects its working capital requirements to increase during 2003 as a result of continued increases in sales and potential increases in the cost of copper. Moreover, the Company expects that the inventory levels necessary to support sales of commercial wire will continue to be greater than the levels necessary to support comparable sales of residential wire. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

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

         Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2002, a $0.05 reduction in the fair market value of copper would have required the Company to increase its lower of cost or market reserve and cost of goods sold by approximately $2,228,000 for the year ended December 31, 2002. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of asset retirement obligations be capitalized as part of the carrying amount of related long-lived assets. SFAS No. 143 is effective for fiscal years ending after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 as of January 1, 2003 and does not believe the adoption had a material effect on its financial condition, results of operations or cash flows.

         In November 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, providing a single accounting model for long-lived assets to be disposed of and measured for impairment. Although retaining many of the fundamental recognition and measurement principles of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. SFAS No. 144 also supersedes APB Opinion 30 with regard to reporting the effects of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS No. 144 on January 1, 2002 and the adoption of SFAS No. 144 did not have any impact on its financial condition, results of operations or cash flows.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF 94-3 and requires that liabilities for exit or disposal activities be recorded when the liabilities are actually incurred. SFAS No. 146 is applicable for exit or disposal activities occurring after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its financial condition, results of operations, or cash flows.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, providing alternative transition methods to the fair value based method of accounting for stock compensation. SFAS No. 148 also requires additional annual and quarterly disclosures related to stock-based compensation arrangements. The provisions of SFAS No. 148 related to transition methods and annual disclosure requirements are applicable to fiscal years ending after December 15, 2002 and the provisions related to interim disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in metal futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. However, the Company is generally exposed to commodity price and interest rate risks. In order to take advantage of the low prevailing interest rates at the end of 2001, the Company entered into an interest rate swap agreement on $24 million of its long-term debt. This arrangement was entered into to fix the interest rate on that portion of the debt until December 20, 2004.

         The Company purchases copper cathode primarily from producers and merchants at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company's financial results.

         Interest rate risk is attributable to the Company's long-term debt. Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, refinanced the "Financing Agreement". The amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election. At

December 31, 2002, the balance outstanding under the Financing Agreement was $47.5 million, and the average interest rate was 4.56%. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company hedged a portion of its' outstanding debt to protect itself against rising interest rates. A 1% interest rate increase in 2003 would increase interest expense by $235,000.

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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


Dallas, Texas
January 24, 2003

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31
                                                                                 2002             2001
                                                                            --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $      160,088    $    1,252,148
   Accounts receivable, net of allowance for losses of $480,174 and
     $541,476 in 2002 and 2001, respectively                                    46,599,640        45,616,298
   Inventories (Note 2)                                                         50,164,893        44,836,580
   Prepaid expenses and other                                                      672,082         2,390,353
                                                                            --------------    --------------

Total current assets                                                            97,596,703        94,095,379

Property, plant, and equipment - at cost:
   Land and land improvements                                                    5,858,077         3,456,979
   Construction-in-progress                                                      1,436,835        13,178,747
   Buildings and improvements                                                   30,855,408        24,645,848
   Machinery and equipment                                                     101,509,110        80,336,766
   Furniture and fixtures                                                        2,442,281         2,264,188
                                                                            --------------    --------------
                                                                               142,101,711       123,882,528

   Accumulated depreciation and amortization                                   (56,734,983)      (46,498,736)
                                                                            --------------    --------------
                                                                                85,366,728        77,383,792

Other assets                                                                       165,912           217,151
                                                                            --------------    --------------
Total assets                                                                $  183,129,343    $  171,696,322
                                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                   $   10,735,329    $   20,174,630
   Accrued liabilities (Note 3)                                                  7,717,889         7,864,530
   Current income taxes payable                                                  2,650,643         1,702,123
   Current deferred income taxes (Note 5)                                          813,649         1,990,700
                                                                            --------------    --------------
Total current liabilities                                                       21,917,510        31,731,983

Noncurrent deferred income taxes (Note 5)                                        7,193,209         7,035,871
Long-term note payable (Note 4)                                                 47,500,000        30,000,000
Contingencies (Note 10)

Stockholders' equity (Notes 6, 7 and 8):
   Convertible preferred stock, $.01 par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 16,958,365 in 2002 and
       16,944,785 in 2001                                                          169,584           169,448
   Additional paid-in capital                                                   34,137,750        34,040,542
   Treasury stock, at cost - 1,839,300 in 2002 and 1,689,100 in 2001           (15,274,643)      (13,859,288)
   Accumulated other comprehensive income (loss)                                (1,318,774)         (262,881)
   Retained earnings                                                            88,804,707        82,840,647
                                                                            --------------    --------------
Total stockholders' equity                                                     106,518,624       102,928,468
                                                                            --------------    --------------
Total liabilities and stockholders' equity                                  $  183,129,343    $  171,696,322
                                                                            ==============    ==============

See accompanying notes.

                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      YEAR ENDED DECEMBER 31
                                                             2002              2001                2000
                                                       -------------       -------------       -------------

Net sales                                              $ 285,207,344       $ 281,009,863       $ 283,689,096
Cost of goods sold                                       250,267,112         240,552,777         243,132,019
                                                       -------------       -------------       -------------
Gross profit                                              34,940,232          40,457,086          40,557,077

Selling, general, and administrative expenses             23,891,276          24,475,040          24,027,034
                                                       -------------       -------------       -------------
Operating income                                          11,048,956          15,982,046          16,530,043

Other income (expense):
   Interest and other income (expense)                       (64,016)            116,440             127,831
   Interest expense                                       (1,666,180)         (1,832,965)         (4,079,928)
                                                       -------------       -------------       -------------
Income before income taxes                                 9,318,760          14,265,521          12,577,946
Income tax expense (Note 5)                                3,354,700           5,135,723           4,528,100
                                                       -------------       -------------       -------------
Net income                                             $   5,964,060       $   9,129,798       $   8,049,846
                                                       =============       =============       =============

Weighted average common shares - basic (Note 7)        $  15,202,955          15,068,086          15,216,650
                                                       =============       =============       =============

Basic earnings per common share                        $        0.39       $        0.61       $        0.53
                                                       =============       =============       =============

Weighted average common shares - diluted (Note 7)         15,339,382          15,156,690          15,382,870
                                                       =============       =============       =============

Diluted earnings per common share                      $        0.39       $        0.60       $        0.52
                                                       =============       =============       =============


See accompanying notes.

                             ENCORE WIRE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                              ADDITIONAL                   ACCUMULATED       OTHER
                                        COMMON STOCK           PAID-IN       TREASURY     COMPREHENSIVE     RETAINED
                                    SHARES       AMOUNT        CAPITAL        STOCK          (LOSS)         EARNINGS       TOTAL
                                  ----------    --------     -----------   ------------   ------------    ------------  ------------

Balance at December 31, 1999     16,337,922 $   163,379   $  30,655,663  $  (9,057,353) $        --    $  65,661,003  $  87,422,692
   Net income                          --          --              --             --             --        8,049,846      8,049,846
   Proceeds from exercise of
     stock options                  299,587       2,996       1,506,604           --             --             --        1,509,600
   Purchase of treasury stock          --          --              --       (3,435,985)          --             --       (3,435,985)
                                 ---------- -----------   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2000     16,637,509     166,375      32,162,267    (12,493,338)          --       73,710,849     93,546,153
   Net income                          --          --              --             --             --        9,129,798      9,129,798
   Unrealized loss on hedging
     activities                        --          --              --             --         (262,881)          --         (262,881)
                                                                                                                      -------------
   Total comprehensive income          --          --              --             --             --             --        8,866,917
   Proceeds from exercise of
     stock options                  307,276       3,073       1,524,675           --             --             --        1,527,748
   Purchase of treasury stock          --          --              --       (1,365,950)          --             --       (1,365,950)
   Tax benefit on exercise of
     stock options                     --          --           353,600           --             --             --          353,600
                                 ---------- -----------   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2001     16,944,785     169,448      34,040,542    (13,859,288)      (262,881)    82,840,647    102,928,468
   Net income                          --          --              --             --             --        5,964,060      5,964,060
   Unrealized loss on hedging
     activities                        --          --              --             --       (1,055,893)                   (1,055,893)
                                                                                                                      -------------
   Total comprehensive income          --          --              --             --             --             --        4,908,167
   Proceeds from exercise of
     stock options                   13,580         136          97,208           --             --             --           97,344
   Purchase of treasury stock          --          --              --       (1,415,355)          --             --       (1,415,355)
                                 ---------- -----------   -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2002     16,958,365 $   169,584   $  34,137,750  $ (15,274,643) $  (1,318,774) $  88,804,707  $ 106,518,624
                                 ========== ===========   =============  =============  =============  =============  =============


See accompanying notes.

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31
                                                                    2002              2001               2000
                                                               ------------       ------------       ------------
OPERATING ACTIVITIES
Net income                                                     $  5,964,060       $  9,129,798       $  8,049,846

Adjustments to reconcile net income to net cash provided by
   activities:
     Depreciation                                                10,686,444          9,633,040          9,187,014
     Provision for bad debts                                         90,000            300,000             87,500
     Deferred income taxes                                       (1,019,713)         1,213,258            255,706
     Loss on disposal of assets                                     183,365             58,355             58,587
     Changes in operating assets and liabilities:
       Accounts receivable                                       (1,073,342)         8,086,310         (7,497,695)
       Inventories                                               (5,328,313)        (1,969,064)        11,770,841
       Prepaid expenses and other                                 1,718,271         (1,929,810)           (92,853)
       Trade accounts payable                                    (9,439,301)         1,950,467            405,499
       Accrued liabilities                                       (1,202,534)        (1,315,978)           441,984
       Current income taxes payable                                 948,520            964,449            223,308
                                                               ------------       ------------       ------------
Net cash provided by operating activities                         1,527,457         26,120,825         22,889,737

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                     (19,452,755)       (14,530,556)        (4,169,203)

Increase in long term investments                                      --                7,500               --
(Increase) decrease in deposits                                      51,239            (33,530)           (46,085)
Proceeds from sale of assets                                        600,010          1,716,532             52,000
                                                               ------------       ------------       ------------
Net cash used in investing activities                           (18,801,506)       (12,840,054)        (4,163,288)

FINANCING ACTIVITIES
Proceeds from (repayments of) long-term note payable, net        17,500,000        (12,600,000)       (18,000,000)
Proceeds from issuance of common stock, net                          97,344          1,881,348          1,509,600
Purchase of treasury stock                                       (1,415,355)        (1,365,950)        (3,435,985)
                                                               ------------       ------------       ------------
Net cash provided by (used in) financing activities              16,181,989        (12,084,602)       (19,926,385)
                                                               ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents             (1,092,060)         1,196,169         (1,199,936)
Cash and cash equivalents at beginning of year                    1,252,148             55,979          1,255,915
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of year                       $    160,088          1,252,148             55,979
                                                               ============       ============       ============

NON-CASH ACTIVITIES
Unrealized loss on hedging activities                          $  1,055,893       $    262,881       $       --
                                                               ============       ============       ============



See accompanying notes.

                             Encore Wire Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 2002

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

Copper, a commodity product, is the principal raw material used in the Company's manufacturing operations. Copper accounted for approximately 63.9%, 66.6%, and 63.9% of its cost of goods sold during 2002, 2001, and 2000, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company's future operating results. Future reductions in the price of copper could require the Company to record an additional lower of cost or market adjustment against the related inventory balance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been reclassed to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of asset retirement obligations be capitalized as part of the carrying amount of related long-lived assets. SFAS No. 143 is effective for fiscal years ending after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 as of January 1, 2003 and does not believe the adoption will have a material effect on its financial condition, results of operations or cash flows.

In November 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, providing a single accounting model for long-lived assets to be disposed of and measured for impairment. Although retaining many of the fundamental recognition and measurement principles of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. SFAS No. 144 also supersedes APB Opinion 30 with regard to reporting the effects of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS No. 144 on January 1, 2002 and the adoption of SFAS No. 144 did not have any impact on its financial condition, results of operations or cash flows.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF 94-3 and requires that liabilities for exit or disposal activities be recorded when the liabilities are actually incurred. SFAS No. 146 is applicable for exit or disposal activities occurring after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its financial condition, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and

Disclosure." SFAS No. 148 amends SFAS No. 123, providing alternative transition methods to the fair value based method of accounting for stock compensation. SFAS No. 148 also requires additional annual and quarterly disclosures related to stock-based compensation arrangements. The provisions of SFAS No. 148 related to transition methods and annual disclosure requirements are applicable to fiscal years ending after December 15, 2002 and the provisions related to interim disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from the sale of the Company's products is recognized upon shipment to the customer, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances at the time of sale.

FREIGHT EXPENSES

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $9.8 million, $9.1 million and $8.6 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Cash, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at expected settlement amounts which approximate fair value.

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company's products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions. The Company charged off accounts receivable of $176,054, $172,333 and $169,591 in 2002, 2001 and 2000,
respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant, as determined by the Board of Directors.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. Under the provisions of SFAS 123, compensation expense is recognized based on the fair value of options on the grant date.

The following table (in thousands) illustrates the effect on net income if the Company had applied the fair value recognition provision of SFAS 123 to stock based compensation:

                                                                       2002          2001          2000
                                                                     -------       -------       -------
  Net income, as reported                                            $ 5,964       $ 9,130       $ 8,050
  Less:  Stock-based compensation expense determined under fair
     value-based method                                                 (429)         (267)         (187)
                                                                     -------       -------       -------
  Net income, pro forma                                              $ 5,535       $ 8,863       $ 7,863
                                                                     =======       =======       =======


The Company's pro forma information for SFAS 123 is as follows (in thousands, except for earnings per common share information):

                                                                            2002           2001           2000
                                                                            ----           ----           ----
Basic earnings per common share                    As reported              0.39           0.61           0.53
                                                   Pro forma                0.36           0.59           0.52
Diluted earnings per common share                  As reported              0.39           0.60           0.52
                                                   Pro forma                0.36           0.58           0.51

Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

EARNINGS PER SHARE

Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.

INCOME TAXES

Income taxes are provided based on the liability method, resulting in income tax assets and liabilities arising due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

2. INVENTORIES

Inventories consist of the following at December 31:

                                                                      2002              2001
                                                               ---------------   ---------------
           Raw materials                                       $    12,690,079   $     3,761,870
           Work-in-process                                           4,231,225         3,671,218
           Finished goods                                           30,215,622        31,081,648
                                                               ---------------   ---------------
                                                                    47,136,926        38,514,736
           Adjust to LIFO cost                                       7,017,373         8,933,919
           Lower of cost or market adjustment                       (3,989,406)       (2,612,075)
                                                               ---------------   ---------------
                                                               $    50,164,893   $    44,836,580
                                                               ===============   ===============



During the fiscal year ended December 31, 2000, the Company liquidated inventory quantities resulting in a decrease in cost of goods sold under the LIFO method of approximately $629,000. During the fiscal years ended December 31, 2002 and 2001, there were no liquidations of inventory quantities.

3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                            2002               2001
                                                      ---------------    ---------------
Sales volume discounts payable                        $     3,363,646    $     3,997,739
Property taxes payable                                      1,791,225          1,678,271
Commissions payable                                           621,604            495,312
Unrealized loss on hedging activities                       1,318,774            262,881
Accrued salaries                                              490,426          1,320,000
Other accrued liabilities                                     132,214            110,327
                                                      ---------------    ---------------
                                                      $     7,717,889    $     7,864,530
                                                      ===============    ===============

4. LONG-TERM NOTE PAYABLE

On August 31, 1999, the Company signed a new Financing Agreement with a group of banks to provide for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials inventories as defined in the Financing Agreement (approximately $65.0 million at December 31, 2002). The Facility is unsecured and contains customary covenants and conditions providing for events of default.

The Company is prohibited from declaring, paying, or issuing cash dividends. At December 31, 2002, the balance outstanding under the revolving credit facility was $47.5 million. Amounts outstanding under the facility are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR, at the Company's election (average interest rate at December 31, 2002 was 4.6%). Each interest rate option includes a variable adder based upon certain financial ratios contained in its loan covenants.

The Company paid interest totaling $1,936,982, $1,889,956, and $4,021,313 in 2002, 2001 and 2000, respectively. The Company capitalized $349,379, $112,307 and $0 of interest in 2002, 2001 and 2000, respectively, relating to the construction of a new manufacturing facility and related equipment.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable adder based upon certain financial ratios contained in its loan covenants. Based upon its terms and conditions, the hedge qualifies for the short-cut method under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and all unrealized gains or losses related to the hedge instrument will be recorded through accumulated other comprehensive income. For the fiscal years ended December 31, 2002 and 2001, the Company recorded unrealized losses of $1,055,893 and $262,881 related to its interest rate swap agreement. As of December 31, 2002, the Company has no other derivative financial instruments and is engaged in no other hedging activities.

5. INCOME TAXES

The provisions for income tax expense are summarized as follows:

                                              2002             2001               2000
                                        --------------    --------------     --------------
Current:
   Federal                              $    4,048,083    $    3,616,572     $    3,986,658
   State                                       326,330           305,893            285,736
   Deferred                                 (1,019,713)        1,213,258            255,706
                                        --------------    --------------     --------------
                                        $    3,354,700    $    5,135,723     $    4,528,100
                                        ==============    ==============     ==============

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:

                                             2002              2001             2000
                                         -----------       -----------       -----------
Amount computed using the
   statutory rate                        $ 3,261,566       $ 4,992,932       $ 4,402,281
State income taxes, net of federal
   tax benefit                               144,069           234,212           221,556
Change in tax rate                              --                --            (153,324)
Other items                                  (50,935)          (91,421)           57,587
                                         -----------       -----------       -----------
                                         $ 3,354,700       $ 5,135,723       $ 4,528,100
                                         ===========       ===========       ===========



The tax effect of each type of temporary difference giving rise to the deferred tax liability at December 31, 2002 and 2001, is as follows:

                                                       DEFERRED TAX ASSET (LIABILITY)
                                                 2002                                 2001
                                   --------------------------------     ---------------------------------
                                      CURRENT          NONCURRENT           CURRENT          NONCURRENT
                                   --------------    --------------     --------------     --------------

Depreciation and amortization      $           --    $   (7,201,350)    $           --     $   (7,035,871)
Inventory                              (1,135,563)               --         (2,354,370)                --
Allowance for doubtful accounts           180,077                --            162,198                 --
Accrued expenses                               --                --             42,178                 --
Uniform capitalization rules              329,264                --            324,524                 --
AMT Credit                                     --                --                 --                 --
Other                                    (187,427)            8,141           (165,230)                --
                                   --------------    --------------     --------------     --------------
                                   $     (813,649)   $   (7,193,209)    $   (1,990,700)    $   (7,035,871)
                                   ==============    ==============     ==============     ==============

The Company made income tax payments of $3.4 million in 2002, $2.6 million in 2001, and $3.6 million in 2000.

6. STOCK OPTIONS

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 2,341,500 shares of common stock. The stock options vest over five years and expire ten years from grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2002, 2001, and 2000:

                                                  SHARES UNDER      PRICE PER      AGGREGATE OPTION
                                                    OPTIONS           SHARE             PRICE
                                                  ------------    -------------    ----------------
Options outstanding at December 31, 1999            974,952       $ 0.33 - 17.33      $ 6,422,197
   Options granted                                   87,000         5.63 -  7.00          562,760
   Options exercised                               (299,587)        0.33 -  5.84       (1,509,665)
   Options canceled                                 (28,850)        6.22 - 10.00         (240,191)
                                                   --------       --------------      -----------
Options outstanding at December 31, 2000            733,515         4.55 - 17.33        5,235,101
   Options granted                                  331,000         6.63 - 11.55        3,643,880
   Options exercised                               (307,275)        0.33 - 10.00       (1,527,929)
   Options canceled                                 (17,050)        5.88 - 10.00         (155,970)
                                                   --------       --------------      -----------
  Options outstanding at December 31, 2001          740,190         4.55 - 17.33        7,195,082
   Options granted                                   28,500                12.60          359,100
   Options exercised                                (13,580)        4.55 - 10.00          (95,308)
   Options canceled                                  (1,400)               10.00          (14,000)
                                                   --------       --------------      -----------
Options outstanding at December 31, 2002            753,710       $ 4.55 - 17.33      $ 7,444,874
                                                   ========       ==============      ===========

The following summarizes information about stock options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                ------------------------------------------      -------------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED                       WEIGHTED
                                                 REMAINING        AVERAGE                        AVERAGE
                                  SHARES        CONTRACTUAL       EXERCISE         SHARES        EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING        LIFE            PRICE        EXERCISABLE       PRICE
------------------------        -----------     -----------       --------      -----------      --------
     $ 4.55 - $7.00                262,910       6.70 years       $   6.44          148,310      $   6.38
     $ 8.03 - $12.60               438,300       8.27 years       $  10.93          151,460      $  10.01
    $ 17.00 -  17.33                52,500       5.14 years       $  17.05           51,000      $  17.04
                                  --------      -----------       --------        ---------      --------
     $ 4.55 - $17.33               753,710       7.51 years       $   9.79          350,770      $   9.50
                                  ========      ===========       ========        =========      ========


Pro forma information regarding net income and income per share has been determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994, under the fair value method provided for under SFAS 123. The fair value for the stock options granted to directors, officers, and key employees of the Company on or after January 1, 1995, was estimated at the date of the grant using the Black-Scholes options pricing model with the following weighted-average assumptions:


                                                 2002             2001              2000
                                              ---------        ---------         ---------
     Risk-free interest rate                      4.17%           3.89%              5.54%
     Expected dividend yield                      0.00%           0.00%              0.00%
     Expected volatility                            57%             56%                55%
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

The weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001, and 2000, was $6.67, $5.72, and $4.59, respectively.
For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period.

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             2002              2001            2000
                                         -----------      -----------     ------------
Numerator:
   Net income                            $ 5,964,060      $ 9,129,798      $ 8,049,846
                                         ===========      ===========      ===========

Denominator:
   Denominator for basic earnings
     per share - weighted average
     shares                               15,202,955       15,068,086       15,216,650

   Effect of dilutive securities:
     Employee stock options                  136,427           88,604          166,220
                                         -----------      -----------      -----------

   Denominator for diluted earnings
     per share -weighted average
     shares                               15,339,382       15,156,690       15,382,870
                                         ===========      ===========      ===========


8. STOCKHOLDERS' EQUITY

Pursuant to a 1995 stock repurchase program and extensions thereof; the Company purchased an aggregate of 1,653,100 shares of its common stock during the period from March 24, 1995 through June 30, 2001. All stock repurchases under the program were authorized or ratified by the Board of Directors of the Company. Following the attacks of September 11, 2001, the Company purchased an aggregate of 36,000 shares of its common stock during the period from September 19, 2001 through September 24, 2001. In November 2001, the Company's Board of Directors approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. During the year ended December 31, 2002, the company purchased 150,200 shares of its common stock, for a total number of shares purchased to date of 1,839,300.

9. EMPLOYEE SAVINGS PLAN

The Company sponsors an employee savings plan (the "401(k) Plan") that is intended to provide participating employees with retirement savings. Employees may contribute between 1% and 15% of eligible compensation to the 401(k)Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate after one year of service and employer contributions are vested on a five- year vesting schedule. Contribution expense for the fiscal years ended December 31, 2002, 2001 and 2000 was $244,502, $230,291 and
$201,220, respectively.

10. CONTINGENCIES

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

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                   2002                                   MARCH 31     JUNE 30     SEPTEMBER 30    DECEMBER 31
                   ----                                   --------     -------  ----------------   -----------
Net sales                                                 $64,182      $72,154      $80,150          $68,720
Gross profit                                                9,779       10,052        7,984            7,125
Net income                                                  2,357        2,265          920              423
Net income per common share - basic                          0.15         0.15         0.06             0.03
Net income per common share - diluted                        0.15         0.15         0.06             0.03


                                                                            THREE MONTHS ENDED
                  2001                                    MARCH 31     JUNE 30    SEPTEMBER 30      DECEMBER 31
                  ----                                    --------     -------  -----------------   -----------
Net sales                                                 $69,757      $75,007      $73,020          $63,226
Gross profit                                                9,830       10,242        9,910           10,475
Net income                                                  2,032        2,228        2,135            2,735
Net income per common share - basic                          0.13         0.15         0.14             0.18
Net income per common share - diluted                        0.13         0.15         0.14             0.18


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The section entitled "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 2003 sets forth certain information with respect to the directors of the Company and with respect to Section 16 (a) reporting obligations of directors and officers are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 2003 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 2003 sets forth certain information with respect to the ownership of the Company's common stock, and is incorporated herein by reference. Certain information with respect to the Company's equity compensation plans that is required to be set forth in this
Item is incorporated by reference from "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Executive Compensation - Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 2003 sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements included in Item 8 herein:

               Report of Independent Auditors Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000 Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules included in Item 8 herein:

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

     (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENCORE WIRE CORPORATION
Date:  March 21, 2003



                                         By:       /s/ VINCENT A. REGO
                                            ------------------------------------
                                                      Vincent A. Rego
                                                    Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

   SIGNATURE                                 TITLE                    DATE




   /s/ VINCENT A. REGO               Chairman of the Board       March 21, 2003
-----------------------------       of Directors and Chief
   Vincent A. Rego                     Executive Officer




   /s/ DANIEL L. JONES           President and Chief Operating   March 21, 2003
-----------------------------              Officer
   Daniel L. Jones                         Director




   /s/ FRANK J. BILBAN            Vice President -- Finance,     March 21, 2003
-----------------------------      Secretary and Treasurer
   Frank J. Bilban                  (Principal Financial
                                   and Accounting Officer)

   /s/ DONALD E. COURTNEY              Vice-Chairman of the    March 21, 2003
------------------------------------    Board of Directors
   Donald E. Courtney




   /s/ JOSEPH M. BRITO                       Director          March 21, 2003
------------------------------------
   Joseph M. Brito




   /s/ JOHN H. WILSON                        Director          March 21, 2003
------------------------------------
   John H. Wilson




   /s/ JOHN P. PRINGLE                       Director          March 21, 2003
------------------------------------
   John P. Pringle




   /s/ WILLIAM R. THOMAS                     Director          March 21, 2003
------------------------------------
   William R. Thomas




   /s/ SCOTT D. WEAVER                       Director          March 21, 2003
------------------------------------
   Scott D. Weaver

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                             ENCORE WIRE CORPORATION



I, Vincent A. Rego, certify that:

     1. I have reviewed this annual report on Form 10-K of Encore Wire Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003





                                               /s/ VINCENT A. REGO
                                     ------------------------------------------
                                                 Vincent A. Rego
                                            CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                             ENCORE WIRE CORPORATION



I, Frank J. Bilban, certify that:

     1. I have reviewed this annual report on Form 10-K of Encore Wire Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 21, 2003




                                          /s/ FRANK J. BILBAN
                        --------------------------------------------------------
                                            Frank J. Bilban
                          VICE PRESIDENT - FINANCE, CHIEF FINANCIAL OFFICER,
                                        TREASURER AND SECRETARY

                              INDEX TO EXHIBITS **

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

21.1     Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1     Consent of Ernst & Young LLP, Independent Auditors (included herein).

99.1 Certificate by Vince A. Rego, Chairman and Chief Executive Officer of the Company, dated March 21, 2003 as required by 10 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2     Certificate by Frank J. Bilban, Vice President - Finance of the
         Company, dated March 21, 2003 as required by 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (included herein).


*        Management contract or compensatory plan