Form 10-Q
period 2003-03-31
ENCORE WIRE CORP /DE/
filed 2003-05-15
CIK 850460

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2003


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]


  Number of shares of Common Stock outstanding as of April 30, 2003: 15,119,065




                    Page 1 of 33 Sequentially Numbered Pages
                          Index to Exhibits on Page 21

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

        Consolidated Balance Sheets
               March 31, 2003 (Unaudited) and December 31, 2002 ................      3

        Consolidated Statements of Income (Unaudited)
               Quarters ended March 31, 2003 and
               March 31, 2002 ..................................................      5

        Consolidated Statements of Cash Flows (Unaudited)
               Quarters ended March 31, 2003 and March 31, 2002 ................      6

        Notes to Consolidated Financial Statements .............................      7

     ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .............................     11

     ITEM 3.  Quantitative and Qualitative Disclosure About
               Market Risk .....................................................     14

     ITEM 4.  Controls and Procedures ..........................................     15

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K .................................     15

Signatures .....................................................................     16

Certifications .................................................................     17

                                                                       FORM 10-Q


                         PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              December 31,
                                                                March 31,         2002
In Thousands of Dollars                                           2003         See Note 1
-----------------------                                         ---------     ------------

                            ASSETS
Current assets:

        Cash .............................................     $    137     $    160
        Accounts receivable (net of allowance of
           $376 and $480) ................................       49,283       46,600
        Inventories (Note 2) .............................       47,922       50,165
        Prepaid expenses and other assets ................        2,311          672
                                                               --------     --------
           Total current assets ..........................       99,653       97,597

Property, plant and equipment-on the basis of cost:
        Land .............................................        5,858        5,858
        Construction in Progress .........................        1,644        1,437
        Buildings and improvements .......................       30,855       30,855
        Machinery and equipment ..........................      102,824      101,509
        Furniture and fixtures ...........................        2,954        2,442
                                                               --------     --------
           Total property, plant, and equipment ..........      144,135      142,101

           Accumulated depreciation and
              amortization ...............................       59,777       56,735
                                                               --------     --------
                                                                 84,358       85,366

Other assets .............................................          171          166
                                                               --------     --------
Total assets .............................................     $184,182     $183,129
                                                               ========     ========

                             See accompanying notes

                                                                       FORM 10-Q


                            ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)




                                                                                                    December 31,
                                                                                      March 31,          2002
In Thousands of Dollars, Except Share Data                                              2003         See Note 1
------------------------------------------                                            ---------     ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable ....................................................     $   8,020      $  10,735
     Accrued liabilities .......................................................         5,564          7,718
     Current income taxes payable ..............................................         2,308          2,651
     Current deferred income taxes .............................................           814            814
                                                                                       -------        -------
     Total current liabilities .................................................        16,706         21,918

Non-current deferred income taxes ..............................................         7,193          7,193
Long term notes payable ........................................................        54,240         47,500

Stockholder' equity:
     Common stock, $.01 par value:
     Authorized 20,000,000 shares; issued 16,958,365 and 16,958,365 shares;
          outstanding 15,119,065 and 15,119,065 shares .........................           170            169
     Additional paid-in capital ................................................        34,138         34,138
     Treasury stock 1,839,300 and 1,839,300 shares at cost .....................       (15,275)       (15,275)
     Accumulated other comprehensive income (loss) .............................        (1,278)        (1,319)
     Retained earnings .........................................................        88,288         88,805
                                                                                       -------        -------
     Total stockholders' equity ................................................       106,043        106,518
                                                                                       -------        -------
Total liabilities and stockholders' equity .....................................     $ 184,182      $ 183,129
                                                                                       -------        -------

Note: The consolidated balance sheet at December 31, 2002, as presented, is derived from the audited Consolidated Financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q

                            ENCORE WIRE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                Quarter Ended
                                                                                                  March 31,
In Thousands of Dollars, Except Per Share Data                                         2003          2002
----------------------------------------------                                         ----     -------------
Net sales ......................................................................     $ 67,152      $ 64,182
Cost of goods sold .............................................................       61,495        54,403
                                                                                     --------      --------
Gross profit ...................................................................        5,657         9,779

Selling, general, and administrative expenses ..................................        5,953         5,771
                                                                                     --------      --------
Operating income (loss) ........................................................         (296)        4,008

Net interest expense ...........................................................          511           327
                                                                                     --------      --------
Income (loss) before income taxes ..............................................         (807)        3,681

Provision (benefit) for income taxes ...........................................         (290)        1,324
                                                                                     --------      --------
Net income (loss) ..............................................................     $   (517)     $  2,357
                                                                                     ========      ========
Net income (loss) per common and common equivalent share - basic ...............     $  (0.03)     $   0.15
                                                                                     ========      ========

Weighted average common and common equivalent shares - basic ...................       15,119        15,260
                                                                                     ========      ========
Net income (loss) per common and common equivalent share - diluted .............     $  (0.03)     $   0.15
                                                                                     ========      ========

Weighted average common and common equivalent shares - diluted .................       15,119        15,469
                                                                                     ========      ========
Cash dividends declared per share ..............................................     $     --      $     --
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

                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Quarter Ended
                                                                                           March 31,
                                                                                     --------------------
In Thousands of Dollars                                                               2003          2002
-----------------------                                                              -------      -------
OPERATING ACTIVITIES
    Net income (loss) ..........................................................     $  (517)     $ 2,357
    Adjustments to reconcile net income (loss) to cash provided by
      (used in) operating activities:
          Depreciation and amortization ........................................       3,103        2,460
          Provision for bad debts ..............................................          45           45
       Changes in operating assets and liabilities:
          Accounts receivable ..................................................      (2,728)        (242)
          Inventory ............................................................       2,243       (1,929)
          Accounts payable and accrued liabilities .............................      (4,828)      (7,942)
          Other assets and liabilities .........................................      (1,654)         825
          Current income taxes receivable/payable ..............................        (343)         544
                                                                                     -------      -------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................      (4,679)      (3,882)
                                                                                     -------      -------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment .................................      (2,108)      (5,437)
    Increase in long-term investments ..........................................           0            0
    Proceeds from sale of equipment ............................................          24            7
                                                                                     -------      -------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................      (2,084)      (5,430)
                                                                                     -------      -------
FINANCING ACTIVITIES
    Increase (decrease) in long-term note payable ..............................       6,740        8,500
    Proceeds from issuance of common stock .....................................          --           77
    Purchase of treasury stock .................................................          --           --
                                                                                     -------      -------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................       6,740        8,577
                                                                                     -------      -------
Net increase (decrease) in cash ................................................         (23)        (735)
Cash at beginning of period ....................................................         160        1,252
                                                                                     -------      -------
Cash at end of period ..........................................................     $   137      $   517
                                                                                     =======      =======

                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Encore Wire Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - STOCK BASED EMPLOYEE COMPENSATION

        The Company has a stock option plan for employees that provides for the granting of stock options. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

                                                                       FORM 10-Q


        The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation: ($'s in thousands except per share amounts)

                                                                       2003           2002
                                                                    ---------      ---------
Net income (loss), as reported                                           (517)         2,357

Add:     Stock-based employee compensation expense
         included in reported income, net of
         related tax effects                                               --             --

Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         methods for all awards, net of related tax effects               101            104

Pro forma net income (loss)                                              (618)         2,253

Net income (loss) per share
         Basic, as reported                                         $   (0.03)     $    0.15
         Basic, pro forma                                           $   (0.04)     $    0.15

         Diluted, as reported                                       $   (0.03)     $    0.15
         Diluted, pro forma                                         $   (0.04)     $    0.15

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

                                                                       FORM 10-Q


NOTE 3 - INVENTORIES

        Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

        Inventories (in thousands) consisted of the following:

                                                       March 31,    December 31,
                                                         2003          2002
                                                       ---------    ------------
Raw materials ....................................     $ 11,231      $ 12,690
Work-in-process ..................................        4,114         4,231
Finished goods ...................................       30,812        30,216
                                                       --------      --------

                                                         46,157        47,137

Increase to LIFO cost ............................        5,139         7,017
                                                       --------      --------

                                                         51,296        54,154

Lower of Cost or Market Adjustment ...............       (3,374)       (3,989)
                                                       --------      --------

                                                       $ 47,922      $ 50,165
                                                       ========      ========

        An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company reduced the lower of cost or market reserve by $615,000 in the quarter, leaving $3,374,000 in the reserve to reflect the fact that the LIFO cost basis as currently calculated, exceeded the current market value by that amount at the end of the first quarter of 2003.

                                                                       FORM 10-Q


NOTE 4 - INCOME PER SHARE

        Income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Quarter Ending     Quarter Ending
                                                             3/31/03            3/31/02
                                                         --------------     -------------
Numerator:
        Net Income                                         $   (516,709)     $  2,356,818
                                                           ============      ============
Denominator:
        Denominator for basic earnings per share -
        weighted average shares                              15,119,065        15,259,810

Effect of dilutive securities:
        Employee stock options                                        0           209,223
                                                           ------------      ------------
Denominator for diluted earnings per share -                 15,119,065        15,469,033
                                                           ============      ============


NOTE 5 - LONG TERM NOTE PAYABLE

        Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2003, the balance outstanding under the Financing Agreement was $54.24 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005 with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of

                                                                       FORM 10-Q


the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended March 31, 2003, the Company recorded an unrealized gain of $40,625, netting to an unrealized loss of $1,278,149, as reflected in the accumulated other comprehensive income line in the equity section of the balance sheet.


NOTE 6 - STOCK REPURCHASE AUTHORIZATION

        On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. As of March 31, 2003, there had been no shares purchased under the extended authorization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

        Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 63.9%, 66.6% and 63.9% of the Company's cost of goods sold during fiscal 2002, 2001 and 2000, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company's future operating results.

        The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2003 and 2002. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                                                       FORM 10-Q



RESULTS OF OPERATIONS

        Net sales for the first quarter of 2003 amounted to $67.2 million compared with net sales of $64.2 million for the first quarter of 2002. This dollar increase was the result of an increase in the volume of product shipped, offset somewhat by a decrease in the price of wire sold. The average sales price per copper pound of product sold was down in the first quarter of 2003, compared to the first quarter of 2002. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

        Cost of goods sold increased to $61.5 million in the first quarter of 2003, compared to $54.4 million in the first quarter of 2002. Gross profit decreased to $5.7 million, or 8.4% of net sales, in the first quarter of 2003 versus $9.8 million, or 15.2% of net sales, in the first quarter of 2002. The gross profit percentage decrease was attributable primarily to the cost of copper increasing year over year, while the selling price for finished wire decreased due to severe price competition in a declining industry market. This decrease in wire prices and increase in copper raw material costs compressed margins from the top and bottom resulting in the dramatic decrease in gross profit margin percentage.

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

        As a result of increasing copper costs during the first quarter of 2003, a LIFO adjustment was recorded increasing cost of sales by $1.9 million during the quarter. At March 31, 2003, the LIFO cost basis of the inventory exceeded the market value by $3.4 million. Thus, at March 31, 2003 a $.6 million reduction was made to the LCM reserve, which decreased cost of sales by $.6 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

        Selling expenses for the first quarter of 2003 were $4.4 million, or 6.5% of net sales, compared to $4.0 million, or 6.2% of net sales, in the first quarter of 2002. The percentage increase was due to an increase in freight costs as a percentage of net sales. General and administrative expenses decreased to $1.6 million, or 2.3% of net sales, in the first quarter of 2003 compared to $1.7 million, or 2.7% of net sales, in the first quarter of 2002. The provision for bad debts was $45,000 in the first quarter of 2003 versus $45,000 in the first quarter of 2002.

                                                                       FORM 10-Q


        Net interest expense was $511,000 in the first quarter of 2003 compared to $327,000 in the first quarter of 2002. The increase was due to the higher average debt balance during the first quarter of 2003 than the comparable period during 2002.

        As a result of the foregoing factors, the Company's net income decreased to a loss of $.5 million in the first quarter of 2003 from net income of $2.4 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company maintains a substantial inventory of finished products to satisfy customers' prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company's liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company's manufacturing operations, including most recently capital expenditures for the Plant 3 expansion project that was completed in the fourth quarter of 2002. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

        Effective August 31, 1999, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership, completed the Financing Agreement. The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only material contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term, to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At March 31, 2003, the balance outstanding under the Financing Agreement was $54.24 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005 with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended March 31, 2003, the Company recorded an unrealized gain of $40,625, netting to an unrealized loss of $1,278,149, as reflected in the accumulated other comprehensive income line in the equity section of the balance sheet.

                                                                       FORM 10-Q


        Cash used in operations was $4.7 million in the first quarter of 2003 compared to $3.9 million of cash used in operations in the first quarter of 2002. This increase in cash used in operations resulted from an increase in working capital primarily due to an increase in accounts receivable of $2.8 million and a decrease in accounts payable and accrued liabilities of $4.8 million in the first quarter of 2003. Cash used in investing activities decreased to $2.1 million in the first quarter of 2003 from $5.4 million in the first quarter of 2002. In 2003, capital expenditures are returning to a lower maintenance level after the completion of the Plant 3 expansion project in the fourth quarter of 2002. The $6.7 million of cash provided by financing activities in the first quarter of 2003 was used to fund the working capital increase and the capital expenditures described above.

        During the remainder of 2003, the Company expects its capital expenditures will consist of additional equipment for its residential and commercial wire operations as required to maintain production capability and to enhance efficiencies. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and will be impacted by the price of copper. The Company believes that the cash flow from operations and the financing that it expects to receive from its banks under the Financing Agreement will satisfy capital expenditure and working capital requirements for the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the information provided in
Item 7.A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                                                       FORM 10-Q


ITEM 4.  CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

        (b) On April 29, 2003, the Company filed a report on Form 8-K to furnish, pursuant to Items 7(c), 9 and 12, a copy of the company's earnings release for the first quarter of 2003. The Company filed no other reports on Form 8-K during the three months ended March 31, 2003.

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


                                         ENCORE WIRE CORPORATION
                           --------------------------------------------------
                                              (Registrant)


Date: May 14, 2003                         /s/ VINCENT A. REGO
                           --------------------------------------------------
                               Vincent A. Rego, Chairman of the Board and
                                         Chief Executive Officer


Date: May 14, 2003                         /s/ DANIEL L. JONES
                           --------------------------------------------------
                                     Daniel L. Jones, President and
                                        Chief Operating Officer


Date: May 14, 2003                         /s/ Frank J. Bilban
                           --------------------------------------------------
                               Frank J. Bilban, Vice President - Finance,
                                         Treasurer and Secretary
                                      (Principal Financial Officer)

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

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 14, 2003



                                        /s/ VINCENT A. REGO
                            ----------------------------------------------
                                          Vincent A. Rego
                                    Chairman of the Board and
                                     Chief Executive Officer

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

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date:  May 14, 2003




                                         /s/ FRANK J. BILBAN
                            ----------------------------------------------
                                            Frank J. Bilban
                                 Vice President - Finance, Chief Financial
                                     Officer, Treasurer and Secretary

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

10.4           Third amendment to Financing Agreement of August 31, 1999, dated
               March 31, 2003 by and among Encore Wire Limited, as Borrower,
               Bank of America, National Association, as Agent, and Bank of
               America, National Association, and Comerica Bank-Texas, as
               Lenders (included herein).

10.5* 1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.6*          1989 Stock Option Plan, as amended and restated (filed as Exhibit
               4.1 to the Company's Registration Statement on Form S-8 (No.
               333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

                                                                       FORM 10-Q

Exhibit
Number          Description
------          -----------
21.1           Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

99.1           Certification of Chief Executive Officer, as required by 10
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

99.2           Certification of Chief Financial Officer, as required by 10
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*              Management contract or compensatory plan.