Form 10-Q
period 2003-06-30
ENCORE WIRE CORP /DE/
filed 2003-08-11
CIK 850460

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


                         For the quarterly period ended
                                  JUNE 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

  Number of shares of Common Stock outstanding as of July 31, 2003: 15,119,065


                    Page 1 of 27 Sequentially Numbered Pages
                          Index to Exhibits on Page 20
================================================================================

                                                                       FORM 10-Q
                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                                                            Page No.
                                                                            --------
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Consolidated Financial Statements

        Consolidated Balance Sheets
           June 30, 2003 (Unaudited) and December 31, 2002                     3

        Consolidated Statements of Income (Unaudited)
           Quarter and six months ended June 30, 2003 and June 30, 2002        5

        Consolidated Statements of Cash Flows (Unaudited)
           Six months ended June 30, 2003 and June 30, 2002                    6

        Notes to Consolidated Financial Statements                             7

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  12

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk        16

   ITEM 4.  Controls and Procedures                                           16


PART II.    OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security Holders               17

   ITEM 6.  Exhibits and Reports on Form 8-K                                  18

   Signatures                                                                 19

                                                                       FORM 10-Q




                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,       December 31,
In Thousands of Dollars                                        2003            2002
                                                            (Unaudited)     (See Note)
                                                            -----------     ----------
                                     ASSETS
Current Assets:
             Cash                                            $  1,400       $    160
             Accounts receivable (net of allowance
                  of $417 and $480)                            61,799         46,600
             Inventories (Note 3)                              43,860         50,165
             Prepaid expenses and other assets                  2,867            672
             Current taxes receivable                              --             --
                                                             --------       --------
                  Total current assets                        109,926         97,597
Property, plant and equipment-on the basis of cost:
             Land                                               5,858          5,858
             Construction in progress                           2,281          1,437
             Buildings and improvements                        30,855         30,855
             Machinery and equipment                          103,002        101,509
             Furniture and fixtures                             2,958          2,442
                                                             --------       --------
                  Total property, plant, and equipment        144,954        142,101
                  Accumulated depreciation                     62,892         56,735
                                                             --------       --------
                                                               82,062         85,366
Other assets                                                      176            166
                                                             --------       --------
Total assets                                                 $192,164       $183,129
                                                             ========       ========

                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)



                                                                  June 30,       December 31,
In Thousands of Dollars, Except Share Data                          2003              2002
                                                                 (Unaudited)      (See Note)
                                                                 -----------      ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Trade accounts payable                                    $  23,090        $  10,735
       Accrued liabilities                                           7,692            7,718
       Current income taxes payable                                  2,551            2,651
       Current deferred income taxes                                   814              814
                                                                 ---------        ---------
       Total current liabilities                                    34,147           21,918

Non-current deferred income taxes                                    9,251            7,193
Long term notes payable                                             40,000           47,500

Stockholders equity:
       Common stock, $.01 par value:
       Authorized 20,000,000 shares; issued 16,958,365 and
         16,958,365 shares; outstanding 15,119,065 and
         15,119,065 shares                                             170              169
Additional paid-in capital                                          34,138           34,138
Treasury stock 1,839,300 and 1,839,300 shares at cost              (15,275)         (15,275)
Accumulated other comprehensive income                              (1,208)          (1,319)
Retained earnings                                                   90,941           88,805
                                                                 ---------        ---------
       Total stockholders' equity                                  108,766          106,518
                                                                 ---------        ---------
Total liabilities and stockholders' equity                       $ 192,164        $ 183,129
                                                                 =========        =========


      Note: The consolidated balance sheet at December 31, 2002, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Quarter Ended              Six Months Ended
                                                             June 30,                    June 30,
                                                     --------------------        ------------------------
In Thousands of Dollars, Except Per Share Data        2003          2002           2003           2002
----------------------------------------------        ----          ----           ----           ----
Net sales                                            $80,584       $72,154       $147,737       $136,337
Cost of goods sold                                    68,783        62,102        130,279        116,505
                                                     -------       -------       --------       --------
Gross profit                                          11,801        10,052         17,458         19,832

Selling, general, and administrative expenses          6,982         5,966         12,936         11,738
                                                     -------       -------       --------       --------
Operating income (loss)                                4,819         4,086          4,522          8,094

Net interest & other expenses                            674           546          1,184            873
                                                     -------       -------       --------       --------
Income (loss) before income taxes                      4,145         3,540          3,338          7,221

Provision (benefit) for income taxes                   1,492         1,275          1,202          2,600

Net income (loss)                                    $ 2,653       $ 2,265       $  2,136       $  4,621
                                                     =======       =======       ========       ========

Net income (loss) per common and common
     equivalent shares - basic                       $   .18       $   .15       $    .14       $    .30
                                                     =======       =======       ========       ========

Weighted average common and common
     equivalent shares - basic                        15,119        15,267         15,119         15,263
                                                     =======       =======       ========       ========

Net income (loss) per common and common
     equivalent shares - diluted                     $   .17       $   .15       $    .14       $    .30
                                                     =======       =======       ========       ========

Weighted average common and common
     equivalent shares - diluted                      15,212        15,514         15,193         15,494
                                                     =======       =======       ========       ========

Cash dividends declared per share                    $    --       $    --       $     --       $     --
                                                     =======       =======       ========       ========


                             See accompanying notes

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                               June 30,

In Thousands of Dollars                                                 2003            2002
-----------------------                                                 ----            ----
OPERATING ACTIVITIES
     Net income (loss)                                               $  2,136        $  4,621
     Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
           Depreciation and amortization                                6,157           4,997
           Provision for bad debts                                         90              90
     Changes in operating assets and liabilities:

           Accounts receivable                                        (15,289)         (5,592)
           Inventory                                                    6,304            (323)
           Accounts payable and accrued liabilities                    12,440          (3,466)
           Other assets and liabilities                                (2,224)           (531)
           Current income taxes receivable/payable                      1,958             535
                                                                     --------        --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         11,572             331
                                                                     --------        --------
INVESTING ACTIVITIES
     Purchases of property, plant and equipment                        (2,852)        (13,937)
     Change in long-term investments                                      (10)             24
     Proceeds from sale of equipment                                       30             503
                                                                     --------        --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (2,832)        (13,410)
                                                                     --------        --------
FINANCING ACTIVITIES
     Borrowings (repayments) under notes payable                       (7,500)         12,600
     Proceeds from issuance of common stock                                --              91
     Purchase of treasury stock                                            --             (64)
                                                                     --------        --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (7,500)         12,627
                                                                     --------        --------
Net increase (decrease) in cash                                         1,240            (452)
Cash at beginning of period                                               160           1,252
                                                                     --------        --------
Cash at end of period                                                $  1,400        $    800
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

                                                                       FORM 10-Q

The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation:
($'s in 000's)

                                                                         Quarter                    Six Months
                                                                          Ended                        Ended
                                                                         June 30,                     June 30,
                                                               -------------------------     -------------------------
In Thousands of Dollars, Except Per Share Data                     2003           2002           2003           2002
----------------------------------------------                     ----           ----           ----           ----
Net income (loss), as reported                                      2,653          2,265          2,136          4,621
Add:
   Stock-based employee compensation expense
   included in reported income, net of related tax effects             --             --             --             --
Deduct: Total stock-based employee compensation expense
   determined under fair value based methods for all
   awards net of related tax effects                                  100            108            201            213
                                                               ----------     ----------     ----------     ----------
Pro forma net income (loss)                                         2,553          2,157          1,935          4,408
                                                               ==========     ==========     ==========     ==========
Net income (loss) per share
   Basic, as reported                                          $     0.18     $     0.15     $     0.14     $     0.30
   Basic, pro forma                                            $     0.17     $     0.14     $     0.13     $     0.29
   Diluted, as reported                                        $     0.17     $     0.15     $     0.14     $     0.30
   Diluted, pro forma                                          $     0.17     $     0.14     $     0.13     $     0.28


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

                                                                       FORM 10-Q

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

                                                                    June 30,    December 31,
                                                                     2003           2002
                                                                     ----           ----

Raw materials                                                      $  5,631      $ 12,690
Work-in-process                                                       4,413         4,231
Finished goods                                                       29,810        30,216
                                                                   --------      --------
                                                                     39,854        47,137
Increase to LIFO cost                                                 5,268         7,017
                                                                   --------      --------
                                                                     45,122        54,154
Lower of Cost or Market Adjustment                                   (1,262)       (3,989)
                                                                   --------      --------
                                                                   $ 43,860      $ 50,165
                                                                   ========      ========


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company reduced the lower of cost or market reserve by $2,112,000 in the quarter, leaving $1,262,000 in the reserve to reflect the fact that the LIFO cost basis, as currently calculated, exceeded the current market value by that amount as of June 30, 2003.

                                                                       FORM 10-Q

NOTE 4 - NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

                                                                                Quarter Ended         Quarter Ended
                                                                                  6/30/03                6/30/02
                                                                                  -------                -------
Numerator:
      Net income                                                                $ 2,652,965            $ 2,264,549
                                                                                ===========            ===========
Denominator:
      Denominator for basic earnings per share - weighted
      average shares                                                             15,119,065             15,266,916
Effect of dilutive securities:
      Employee stock options                                                         92,911                247,541
                                                                                -----------            -----------
Denominator for diluted earnings per share - weighted
average shares                                                                   15,211,976             15,514,457
                                                                                ===========            ===========

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Six Months             Six Months
                                                                                   Ending                Ending
                                                                                   6/30/03               6/30/02
                                                                                   -------               -------
Numerator:
      Net income                                                                $ 2,136,255            $ 4,621,367
                                                                                ===========            ===========
Denominator:
      Denominator for basic earnings per share - weighted
      average shares                                                             15,119,065             15,263,383
Effect of dilutive securities:
      Employee stock options                                                         73,821                231,081
                                                                                -----------            -----------
Denominator for diluted earnings per share - weighted
average shares                                                                   15,192,886             15,494,464
                                                                                ===========            ===========

                                                                       FORM 10-Q


NOTE 5 - LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2003, the balance outstanding under the Financing Agreement was $40.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended June 30, 2003, the Company recorded an unrealized gain of $70,074, netting to an unrealized loss of $1,208,075 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

NOTE 6 - STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. As of June 30, 2003, there had been no shares purchased under the extended authorization.

NOTE 7 - CONTINGENCIES

The Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company, because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

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

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended June 30, 2003 and 2002. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Net sales for the second quarter of 2003 amounted to $80.6 million compared with net sales of $72.2 million for the second quarter of 2002. This dollar increase was the result of an increase in the volume of product shipped, offset somewhat by a decrease in the price of wire sold. The average sales price per copper pound of product sold was down in the second quarter of 2003, compared to the second quarter of 2002. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $68.7 million, or 85.4% of net sales, in the second quarter of 2003, compared to $62.1 million, or 86.1% of net sales, in the second quarter of 2002. Gross profit increased to $11.8 million, or 14.6% of net sales, in the second quarter of 2003 versus $10.1 million, or 13.9% of net sales, in the second quarter of 2002. The increased gross profit and gross margin resulted primarily from the higher sales volumes in 2003.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost (LCM) or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market

                                                                       FORM 10-Q

price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

As a result of increasing copper costs during the second quarter 2003, a LIFO adjustment was recorded decreasing cost of sales by $129,000 during the quarter. At June 30, 2003, the LIFO cost basis of the inventory exceeded the market value by $1,262,000. Thus, at June 30, 2003 a $2,112,000 reduction was made to the LCM reserve, which decreased cost of sales by $2,112,000. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the second quarter of 2003 were $5.1 million, or 6.4% of net sales, compared to $4.5 million, or 6.3% of net sales, in the second quarter of 2002. The percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses increased to $1.8 million, or 2.2% of net sales, in the second quarter of 2003 compared to $1.4 million, or 1.9% of net sales, in the second quarter of 2002. The second quarter of 2002 had lower than usual general and administrative expense. The provision for bad debts was $45,000 in the second quarter of 2003 and 2002.

Net interest expense was $673,000 in the second quarter of 2003 compared to $356,000 in the second quarter of 2002. The increase was due to higher average debt balances during the second quarter of 2003 than the comparable period during 2002. The other income and expense category contributed a loss of $190,000 resulting from losses on the sales of assets in 2002.

As a result of the foregoing factors, the Company's net income increased to $2.7 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002


Net sales for the first six months of 2003 amounted to $147.7 million compared with net sales of $136.3 million for the first half of 2002. This dollar increase was the result of an increase in the volume of product shipped, offset somewhat by a decrease in the price of wire sold. The average sales price per copper pound of product sold was down in the first six months of 2003, compared to the first six months of 2002. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $130.3 million in the first six months of 2003, compared to $116.5 million in the first six months of 2002. Gross profit decreased to $17.5 million, or 11.8% of net sales, in the first six months of 2003 versus $19.8 million, or 14.5% of net sales, in the first six months of 2002. The gross profit percentage decrease was attributable to low gross profits the company endured during the first quarter of 2003.

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

                                                                       FORM 10-Q



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

As a result of increasing copper costs during the first six months of 2003, a LIFO adjustment was recorded increasing cost of sales by $1.7 million during the period. At June 30, 2003, the LIFO cost basis of the inventory exceeded the market value by $1,262,000. Thus, in the first six months, a $2.7 million reduction was made to the LCM reserve, which decreased cost of sales by $2.7 million. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2003 were $9.5 million, or 6.4% of net sales, compared to $8.5 million, or 6.2% of net sales, in the same period of 2002. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses increased to $3.3 million, or 2.3% of net sales, in the first six months of 2003 compared to $3.1 million, or 2.3% of net sales, in the same period of 2002. The provision for bad debts was $90,000 in the first six months of both years.

Net interest expense was $1,184,000 in the first six months of 2003 compared to $683,000 in the first half of 2002. The increase was due to higher average debt balances during the first six months of 2003 than the comparable period during 2002. In 2002, the other income and expense category contributed a loss of $190,000 resulting from losses on the sales of assets.

As a result of the foregoing factors, the Company's net income decreased to $2.1 million in the first half of 2003 from $4.6 million in the first half of 2002.


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

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the

                                                                       FORM 10-Q

Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At June 30, 2003, the balance outstanding under the Financing Agreement was $40.0 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the six months ended June 30, 2003, the Company recorded an unrealized gain of $110,699, netting to an unrealized loss of $1,208,075 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

Cash provided by operations was $11.6 million in the first six months of 2003 compared to $.3 million of cash provided by operations in the first half of 2002. This increase in cash provided by operations primarily resulted from an increase in accounts payable of $12.3 million in the first six months of 2003 versus an increase of $1.4 million in the first half of 2002. The company made a decision during the quarter to accept vendor terms in lieu of paying cash on raw material purchases. This shift in cash flow management enabled the Company to reduce its' borrowings which reduced the interest rate it will pay in the next quarter, maximizing cash savings. Cash used in investing activities decreased to $2.8 million in the first six months of 2003 from $13.4 million in the first six months of 2002. In 2002, these funds were used primarily for the construction of the new 192,000 square foot "Plant 3" and the purchase of associated manufacturing equipment that has been discussed in prior quarters. The $7.5 million of cash used by financing activities in the first half of 2003 was a result of the Company's reduction in outstanding bank debt.

During the remainder of 2003, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act 13a-15 and 15d-15. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting subsequent to the period covered by this report.

                                                                       FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 6, 2003.

      (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

      (c) Out of a total of 15,119,065 shares of the Company's common stock outstanding and entitled to vote, 14,442,667 shares were present in person or by proxy, representing approximately 95.5 percent of the outstanding shares.

            The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. No nominee for director received less than 92.9% of the shares voted. The following table presents the number of votes received by, and withheld from, each nominee who was elected as a director.

   NOMINEE FOR            NUMBER OF VOTES             NUMBER OF VOTES
    DIRECTOR                 RECEIVED                   WITHHELD

  Vincent A. Rego           14,222,289                   220,378
  Donald E. Courtney        14,339,576                   103,091
  Daniel L. Jones           14,044,164                   398,503
  William R. Thomas         14,376,777                    65,890
  John H. Wilson            14,339,576                   103,091
  Joseph M. Brito           14,335,076                   107,591
  Scott D. Weaver           14,376,652                    66,015

            John P. Pringle, who was a nominee for a directorship, died prior to the annual meeting of the stockholders of the Company on May 6, 2003. Following the annual meeting, Thomas L. Cunningham was appointed by unanimous consent of the Board of Directors of the Company to fill the directorship vacancy.

            The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ending December 31, 2003. The resolution was adopted with the holders of 14,296,421 shares voting in favor of the resolution and the holders of 141,798 shares voting against. Holders of 4,448 shares abstained from voting.

      (d)   Inapplicable.

                                                                       FORM 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

      (b) On July 29, 2003, the Company filed a report on Form 8-K to furnish, pursuant to Items 7(c), 9 and 12, a copy of the Company's earnings release for the second quarter of 2003. The Company filed no other reports on Form 8-K during the three months ended June 30, 2003.

                                                                       FORM 10-Q





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                              ENCORE WIRE CORPORATION
                                    --------------------------------------------
                                                   (Registrant)


Dated: August 11, 2003                          /s/ VINCENT A. REGO
                                    --------------------------------------------
                                    Vincent A. Rego, Chairman of the Board and
                                              Chief Executive Officer

Dated: August 11, 2003                          /s/ DANIEL L. JONES
                                    --------------------------------------------
                                          Daniel L. Jones, President and
                                              Chief Operating Officer

Dated: August 11, 2003                          /s/ FRANK J. BILBAN
                                    --------------------------------------------
                                    Frank J. Bilban, Vice President - Finance,
                                              Treasurer and Secretary
                                              Chief Financial Officer

                                                                       FORM 10-Q


                                INDEX TO EXHIBITS


Exhibit
Number            Description

3.1 Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2 Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

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

10.4 Third Amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

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

                                                                       FORM 10-Q

21.1 Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

31.1 Certification by Vincent A. Rego, Chief Executive Officer of Encore Wire Corporation, dated August 8, 2003 and submitted pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Frank J. Bilban, Chief Financial Officer of Encore Wire Corporation, dated August 8, 2003 and submitted pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Vincent A. Rego, Chief Executive Officer of Encore Wire Corporation, dated August 8, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 Certification by Frank J. Bilban, Chief Financial Officer of Encore Wire Corporation, dated August 8, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. Section 1350).

*                 Management contract or compensatory plan.