Form 10-Q
period 2003-09-30
ENCORE WIRE CORP /DE/
filed 2003-11-05
CIK 850460

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


                         For the quarterly period ended
                               SEPTEMBER 30, 2003


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________


                         Commission File Number: 0-20278


                             ENCORE WIRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                             75-2274963
      (State of Incorporation)          (I.R.S. employer identification
                                                    number)


         1410 MILLWOOD ROAD
           MCKINNEY, TEXAS                           75069
   (Address of principal executive                 (Zip code)
              offices)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 562-9473


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No

 Number of shares of Common Stock outstanding as of October 31, 2003: 15,124,100


                    Page 1 of 26 Sequentially Numbered Pages
                          Index to Exhibits on Page 19


================================================================================

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                                    FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



                                                                                        Page No.
                                                                                        --------

PART I.   FINANCIAL INFORMATION

   ITEM 1.   Consolidated Financial Statements

         Consolidated Balance Sheets
            September 30, 2003 (Unaudited) and December 31, 2002                           3

         Consolidated Statements of Income (Unaudited)
            Quarter and nine months ended September 30, 2003 and September 30, 2002        5

         Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 2003 and September 30, 2002                    6

         Notes to Consolidated Financial Statements                                        7

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              12

   ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk                   16

   ITEM 4.   Controls and Procedures                                                      16

PART II.   OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K                                             17

   Signatures                                                                             18


                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ENCORE WIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,     December 31,
In Thousands of Dollars                                          2003             2002
                                                             (Unaudited)       (See Note)
                                                             -----------       ----------
                                     ASSETS

Current Assets:
             Cash                                              $    290        $    160
             Accounts receivable (net of allowance
                  of $459 and $480)                              81,054          46,600
             Inventories (Note 3)                                55,407          50,165
             Prepaid expenses and other assets                    3,853             672
             Current taxes receivable                                --              --
                                                             ----------      ----------
                  Total current assets                          140,604          97,597


Property, plant and equipment-on the basis of cost:
             Land                                                 5,858           5,858
             Construction in progress                             2,108           1,437
             Buildings and improvements                          30,855          30,855
             Machinery and equipment                            104,000         101,509
             Furniture and fixtures                               2,894           2,442
                                                             ----------      ----------

                  Total property, plant, and equipment          145,715         142,101

                  Accumulated depreciation                       65,805          56,735
                                                             ----------      ----------
                                                                 79,910          85,366

Other assets                                                         85             166
                                                             ----------      ----------
Total assets                                                 $  220,599      $  183,129
                                                             ==========      ==========

Note: The consolidated balance sheet at December 31, 2002, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION


                     CONSOLIDATED BALANCE SHEETS (continued)



                                                                September 30,  December 31,
In Thousands of Dollars, Except Share Data                          2003           2002
                                                                 (Unaudited)    (See Note)
                                                                 -----------    ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                  $  39,022        $  10,735
       Accrued liabilities                                         9,635            7,718
       Current income taxes payable                                4,364            2,651
       Current deferred income taxes                                 814              814
                                                               ---------        ---------
       Total current liabilities                                  53,835           21,918

Non-current deferred income taxes                                  9,251            7,193
Long term notes payable                                           43,295           47,500

Stockholders equity:
       Common stock, $.01 par value:
       Authorized 20,000,000 shares; issued 16,963,400 and
         16,958,365 shares; outstanding 15,124,100 and
         15,119,065 shares                                           170              169
Additional paid-in capital                                        34,157           34,138
Treasury stock 1,839,300 and 1,839,300 shares at cost            (15,275)         (15,275)
Accumulated other comprehensive income (loss)                       (997)          (1,319)
Retained earnings                                                 96,163           88,805
                                                               ---------        ---------

       Total stockholders' equity                                114,218          106,518
                                                               ---------        ---------

Total liabilities and stockholders' equity                     $ 220,599        $ 183,129
                                                               =========        =========


Note: The consolidated balance sheet at December 31, 2002, as presented, is derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Quarter Ended              Nine months Ended
                                                        September 30,               September 30,
                                                       --------------               -------------
In Thousands of Dollars, Except Per Share Data        2003          2002          2003          2002

Net sales                                           $113,877      $ 80,150      $261,614      $216,487
Cost of goods sold                                    96,255        72,166       226,534       188,672
                                                    --------      --------      --------      --------

Gross profit                                          17,622         7,984        35,080        27,815

Selling, general, and administrative expenses          8,935         6,180        21,871        17,917
                                                    --------      --------      --------      --------

Operating income                                       8,687         1,804        13,209         9,898

Net interest & other expenses                            527           367         1,712         1,240
                                                    --------      --------      --------      --------

Income before income taxes                             8,160         1,437        11,497         8,658

Provision (benefit) for income taxes                   2,938           517         4,139         3,117
                                                    --------      --------      --------      --------

Net income                                          $  5,222      $    920      $  7,358      $  5,541
                                                    ========      ========      ========      ========

Net income per common and common
     equivalent shares - basic                      $    .35      $    .06      $    .49      $    .36
                                                    ========      ========      ========      ========

Weighted average common and common
     equivalent shares - basic                        15,120        15,168        15,120        15,231
                                                    ========      ========      ========      ========

Net income per common and common
     equivalent shares - diluted                    $    .34      $    .06      $    .48      $    .36
                                                    ========      ========      ========      ========

Weighted average common and common
     equivalent shares - diluted                      15,305        15,282        15,205        15,381
                                                    ========      ========      ========      ========

Cash dividends declared per share                   $     --      $     --      $     --      $     --
                                                    ========      ========      ========      ========


                             See accompanying notes.

                                                                       FORM 10-Q


                             ENCORE WIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months Ended
                                                                       September 30,
                                                                       -------------
In Thousands of Dollars                                              2003        2002
                                                                     ----        ----
OPERATING ACTIVITIES
     Net income (loss)                                           $  7,358    $  5,541
     Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
           Depreciation and amortization                            9,070       7,729
           Provision for bad debts                                    135          90
     Changes in operating assets and liabilities:
           Accounts receivable                                    (34,589)    (12,082)
           Inventory                                               (5,242)      3,574
           Accounts payable and accrued liabilities                30,526      (7,118)
           Other assets and liabilities                            (3,298)     (1,414)
           Current income taxes receivable/payable                  3,771        (314)
                                                                 --------    --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      7,731      (3,994)
                                                                 --------    --------

INVESTING ACTIVITIES

     Purchases of property, plant and equipment                    (3,613)    (17,272)
     Change in long-term investments                                   81         (10)
     Proceeds from sale of equipment                                  117         536
                                                                 --------    --------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (3,415)    (16,746)
                                                                 --------    --------
FINANCING ACTIVITIES

     Borrowings (repayments) under notes payable                   (4,205)     21,000
     Proceeds from issuance of common stock                            19          97
     Purchase of treasury stock                                        --      (1,415)
                                                                 --------    --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (4,186)     19,682
                                                                 --------    --------
Net increase (decrease) in cash                                       130      (1,058)
Cash at beginning of period                                           160       1,252
                                                                 --------    --------
Cash at end of period                                            $    290    $    194
                                                                 ========    ========


                             See accompanying notes.

                                                                       FORM 10-Q

                             ENCORE WIRE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                                                        Quarter               Nine months
                                                                         Ended                   Ended
                                                                      September 30,           September 30,
                                                                      -------------           -------------
In Thousands of Dollars, Except Per Share Data                     2003        2002        2003        2002
----------------------------------------------                     ----        ----        ----        ----
Net income (loss), as reported                                     5,222         920       7,358       5,541

Add: Stock-based employee compensation expense
     included in reported income, net of related tax effects          --          --          --          --

Deduct: Total stock-based employee compensation expense
        determined under fair value based methods for all
        awards net of related tax effects                             95         113         296         326
                                                               ---------   ---------   ---------   ---------

Pro forma net income (loss)                                        5,127         807       7,062       5,215
                                                               =========   =========   =========   =========

Net income (loss) per share

               Basic, as reported                              $    0.35   $    0.06   $    0.49   $    0.36

               Basic, pro forma                                $    0.34   $    0.05   $    0.47   $    0.34

               Diluted, as reported                            $    0.34   $    0.06   $    0.48   $    0.36

               Diluted, pro forma                              $    0.33   $    0.05   $    0.46   $    0.34


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

                                                                       FORM 10-Q

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

                                       September 30,     December 31,
                                          2003              2002
                                          ----              ----
Raw materials                          $  8,884          $ 12,690
Work-in-process                           5,758             4,231
Finished goods                           38,350            30,216
                                       --------          --------

                                         52,992            47,137

Increase to LIFO cost                     2,804             7,017
                                       --------          --------

                                         55,796            54,154

Lower of Cost or Market Adjustment         (389)           (3,989)
                                       --------          --------

                                       $ 55,407          $ 50,165
                                       ========          ========


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company reduced the lower of cost or market reserve by $874,000 in the quarter, leaving $389,000 in the reserve to reflect the fact that the LIFO cost basis, as currently calculated, exceeded the current market value by that amount as of September 30, 2003.

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

The following table sets forth the computation of basic and diluted net income per share:

                                            Quarter Ended     Quarter Ended
                                               9/30/03          9/30/02
                                               -------          -------
Numerator:
       Net income                            $ 5,222,122      $   919,562
                                             ===========      ===========

Denominator:
       Denominator for basic earnings per
       share - weighted average shares        15,120,558       15,167,958

Effect of dilutive securities:
       Employee stock options                    184,940          144,103
                                             -----------      -----------
Denominator for diluted earnings per
share - weighted average shares               15,305,498       15,282,061
                                             ===========      ===========


The following table sets forth the computation of basic and diluted earnings per share:

                                             Nine Months    Nine Months
                                                Ended          Ended
                                               9/30/03        9/30/02
                                               -------        -------
Numerator:
       Net income                           $ 7,358,378    $ 5,540,929
                                            ===========    ===========

Denominator:
       Denominator for basic earnings per
       share - weighted average shares       15,119,568     15,231,225

Effect of dilutive securities:
       Employee stock options                    85,286        149,945
                                            -----------    -----------
Denominator for diluted earnings per
share - weighted average shares              15,204,854     15,381,170
                                            ===========    ===========

                                                                       FORM 10-Q

NOTE 5 - LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed an unsecured loan facility with a group of banks (the "Financing Agreement"). The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2003, the balance outstanding under the Financing Agreement was $43.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the quarter ended September 30, 2003, the Company recorded an unrealized gain of $210,553, netting to an unrealized loss of $997,522 remaining in the accumulated other comprehensive income (loss) line in the equity section of the balance sheet.

NOTE 6 - STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. As of September 30, 2003, there had been no shares purchased under the extended authorization.

NOTE 7 - CONTINGENCIES

The Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company. The

                                                                       FORM 10-Q

Company also believes that it has adequate insurance to cover any damages that may ultimately be awarded.

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

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended September 30, 2003 and 2002. Reference should also be made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net sales for the third quarter of 2003 amounted to $113.9 million compared with net sales of $80.2 million for the third quarter of 2002. This dollar increase was primarily the result of a 32% increase in the volume of product shipped, coupled with an 8% increase in the price of wire sold. The company believes the volume of wire sold increased principally due to the reduced presence of certain competitors in the marketplace. The average cost per pound of raw copper purchased increased in the third quarter of 2003 compared to the third quarter of 2002, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $96.3 million, or 84.5% of net sales, in the third quarter of 2003, compared to $72.2 million, or 90.0% of net sales, in the third quarter of 2002. Gross profit increased to $17.6 million, or 15.5% of net sales, in the third quarter of 2003 versus $8.0 million, or 10.0% of net sales, in the third quarter of 2002. The increased gross profit and gross margin percentages were primarily the result of the efficiencies gained from the higher volumes in 2003.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted

                                                                       FORM 10-Q

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

As a result of increasing copper costs during the third quarter 2003, a LIFO adjustment was recorded increasing cost of sales by $2,465,000 during the quarter. At September 30, 2003, the LIFO cost basis of the inventory exceeded the market value by $389,000. Thus, in the third quarter of 2003 an $874,000 reduction was made to the LCM reserve, decreasing cost of sales by $874,000. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the third quarter of 2003 were $7.1 million, or 6.3% of net sales, compared to $4.8 million, or 6.0% of net sales, in the third quarter of 2002. The percentage increase was due to a nominal increase in freight costs and commissions as a percentage of net sales. These are the two components of selling expenses and remain, by their nature, fairly constant as a percentage of sales. General and administrative expenses increased to $1.7 million, or 1.5% of net sales, in the third quarter of 2003 compared to $1.4 million, or 1.7% of net sales, in the third quarter of 2002. The provision for bad debts was $45,000 in the third quarter of 2003 versus zero in the third quarter of 2002.

Net interest expense was $527,000 in the third quarter of 2003 compared to $367,000 in the third quarter of 2002. The increase was due to slightly higher average debt balances and interest rates during the third quarter of 2003 than the comparable period during 2002.

As a result of the foregoing factors, the Company's net income increased to $5.2 million in the third quarter of 2003 from $.9 million in the third quarter of 2002.

Nine months Ended September 30, 2003 compared to Nine months Ended September 30, 2002

Net sales for the first nine months of 2003 amounted to $261.6 million compared with net sales of $216.5 million for the first nine months of 2002. This dollar increase was primarily the result of a 19% increase in the volume of product shipped coupled with a 2% increase in the price of wire sold. The company believes the volume of wire sold increased principally due to the reduced presence of certain competitors in the marketplace. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $226.5 million in the first nine months of 2003, compared to $188.7 million in the first nine months of 2002. Gross profit increased to $35.1 million, or 13.4% of net sales, in the first nine months of 2003 versus $27.8 million, or 12.8% of net sales, in the first nine months of 2002. The gross profit percentage increase was primarily attributable to the higher gross profits the company earned during the third quarter of 2003.

                                                                       FORM 10-Q

Inventories are stated at the lower of cost, using the LIFO method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company's only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out
(FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the LCM test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

As a result of increasing copper costs during the first nine months of 2003, a LIFO adjustment was recorded increasing cost of sales by $4.2 million during the period. At September 30, 2003, the LIFO cost basis of the inventory exceeded the market value by $389,000. Thus, in the first nine months, a $3.6 million reduction was made to the LCM reserve, which decreased cost of sales by $3.6 million. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2003 were $16.6 million, or 6.4% of net sales, compared to $13.3 million, or 6.2% of net sales, in the same period of 2002. The slight percentage increase was due to a nominal increase in freight costs as a percentage of net sales. General and administrative expenses increased to $5.1 million, or 1.9% of net sales, in the first nine months of 2003 compared to $4.5 million, or 2.1% of net sales, in the same period of 2002. The provision for bad debts was $135,000 in the first nine months of 2003, versus $90,000 in the first nine months of 2002.

Net interest expense was $1,712,000 in the first nine months of 2003 compared to $1,240,000 in the first nine months of 2002. The increase was due to higher average debt balances during the first nine months of 2003 than the comparable period during 2002. In 2002, the other income and expense category contributed a loss of $190,000 resulting from losses on the sales of assets.

As a result of the foregoing factors, the Company's net income increased to $7.4 million in the first nine months of 2003 from $5.5 million in the first nine months of 2002.

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

                                                                       FORM 10-Q

Effective August 31, 1999, the Company, through its indirectly wholly owned subsidiary Encore Wire Limited, a Texas limited partnership, completed the Financing Agreement. The Financing Agreement replaced the Company's existing credit facility, and the Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only material contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended three times since August 31, 1999. The first two amendments extended the term to May 31, 2003 and then again to May 31, 2005. The third amendment was made effective March 31, 2003, to amend certain provisions, including financial covenants, of the Financing Agreement. The Financing Agreement provides for maximum borrowings of the lesser of $65.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2003, as computed under the Financing Agreement, was $65.0 million. The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2003. Pursuant to the Financing Agreement, the Company is prohibited from declaring, paying or issuing cash dividends. At September 30, 2003, the balance outstanding under the Financing Agreement was $43.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2005, with interest due quarterly based on the bank's prime rate or LIBOR rate options, at the Company's election.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company's variable rate, long-term note payable to 4.6% per annum plus a variable increment that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires in December 2004. For the nine months ended September 30, 2003, the Company recorded an unrealized gain of $210,553, netting to an unrealized loss of $997,522 remaining in the accumulated other comprehensive income line in the equity section of the balance sheet.

Cash provided by operations was $7.7 million in the first nine months of 2003 compared to $4.0 million of cash provided by operations in the first half of 2002. This increase in cash provided by operations primarily resulted from an increase in accounts payable of $28.3 million in the first nine months of 2003 versus a decrease of $7.0 million in the first nine months of 2002, offset by an increase in accounts receivable of $34.6 million in the first nine months of 2003 versus an increase of $12.1 million in the first nine months of 2002. The company made a decision during the year to accept vendor terms in lieu of paying cash on raw material purchases. This shift in cash flow management enabled the Company to reduce its' borrowings, which reduced the interest rate it paid during the third quarter. Cash used in investing activities decreased to $3.4 million in the first nine months of 2003 from $16.7 million in the first nine months of 2002. In 2002, these funds were used primarily for the construction of the new 192,000 square foot "Plant 3" and the purchase of associated manufacturing equipment that has been discussed in prior quarters. The $4.2 million of cash used by financing activities in the first three quarters of 2003 was a result of the Company's reduction in outstanding bank debt.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act 13a-15(e) and 15d-15(e). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure.

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

      (b) On October 29, 2003, the Company filed a report on Form 8-K to furnish, pursuant to Items 7(c), 9 and 12, a copy of the Company's earnings release for the third quarter of 2003. The Company filed no other reports on Form 8-K during the three months ended September 30, 2003.

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


                                           ENCORE WIRE CORPORATION
                                --------------------------------------------
                                                (Registrant)


  Dated: November 5, 2003                    /s/ VINCENT A. REGO
                                --------------------------------------------
                                 Vincent A. Rego, Chairman of the Board and
                                           Chief Executive Officer


  Dated: November 5, 2003                    /s/ DANIEL L. JONES
                                --------------------------------------------
                                       Daniel L. Jones, President and
                                           Chief Operating Officer


  Dated: November 5, 2003                    /s/ FRANK J. BILBAN
                                --------------------------------------------
                                 Frank J. Bilban, Vice President - Finance,
                                           Treasurer and Secretary
                                           Chief Financial Officer

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


                                                                       FORM 10-Q


10.6* 1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1      Certification by Vincent A. Rego, Chief Executive Officer of Encore
          Wire Corporation, dated November 5, 2003 and submitted pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification by Frank J. Bilban, Chief Financial Officer of Encore
          Wire Corporation, dated November 5, 2003 and submitted pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification by Vincent A. Rego, Chief Executive Officer of Encore
          Wire Corporation, dated November 5, 2003 and submitted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
          1350).

32.2      Certification by Frank J. Bilban, Chief Financial Officer of Encore
          Wire Corporation, dated November 5, 2003 and submitted pursuant to
          Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. Section
          1350).

*         Management contract or compensatory plan.