Form 10-K
period 2003-12-31
ENCORE WIRE CORP /DE/
filed 2004-03-11
CIK 850460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from ____ to ____

Commission File Number: 020278

ENCORE WIRE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of incorporation) 1410 Millwood Road	75-2274963 (I.R.S. Employer Identification No.)
McKinney, Texas (Address of principal executive offices)	75069 (Zip Code)

Registrant’s telephone number, including area code: (972) 562-9473

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

     Yes ☒   No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $140,153,733 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

Number of shares of Common Stock outstanding as of March 5, 2004: 15,308,688

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1) Proxy statement for the 2004 annual meeting of stockholders – Part III

PART I
ITEM 1. BUSINESS
General
Strategy
Products
Manufacturing
Customers
Marketing and Distribution
Employees
Raw Materials
Competition
Intellectual Property Matters
Internet Address/SEC Filings
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
General
Results of Operations
Off-Balance Sheet Arrangements
Liquidity and Capital Resources
Contractual Obligations
Critical Accounting Policies
Recent Accounting Pronouncements
Information Regarding Forward Looking Statements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS**
4th Amendment to Financing Agreement
5th Amendment to Financing Agreement
Consent of Ernst & Young LLP
Certificate by Vincent A. Rego
Certificate by Frank J. Bilban
Certificate by Vincent A. Rego
Certificate by Frank J. Bilban

ii

PART I

ITEM 1. BUSINESS

General

Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and plant located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms “Company” and “Encore” refer to Encore Wire Corporation and its consolidated entities, including Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”) through which the Company’s operations are conducted.

Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, and commercial wire for electrical distribution in commercial and industrial buildings.

The principal customers for Encore’s wire are wholesale electrical distributors, which serve both the residential and commercial wire markets. The Company sells its products primarily through manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.

Encore’s strategy is to further expand its share of the markets for residential wire and for commercial wire primarily by emphasizing a high level of customer service and low-cost production and, to a lesser extent, the addition of new products that complement its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a small, incentivized work force.

In early 2004, Encore made two public announcements via press release. On January 16, 2004, the Company announced that the existing line of credit with two banks had been expanded from $65 million to $125 million with the inclusion of four new banks. On February 3, 2004, the Company outlined its capital expenditure plan estimates for the year including plans to add 162,000 square feet to the Company’s distribution center. This expansion of the distribution center is part of a $15-$18 million capital expenditure program that includes new machinery to be installed in the wire mills to address capacity constraints.

Strategy

Encore’s strategy for expanding its share of the residential wire and commercial wire markets emphasizes customer service and product innovations coupled with low-cost production.

Customer Service. Responsiveness to customers is a primary focus of Encore, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving a high order fill rate and rapidly handling customer orders, shipments, inquiries and returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.

Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the wide-spread use of color-coding in the large feeder sizes of commercial wire and in the residential non-metallic wires. The colors have improved on the job safety and reduced installation times for contractors.

Low-Cost Production. Encore’s low-cost production capability features an efficient plant design and a small, incentivized work force.

Efficient Plant Design. Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.

Incentivized Work Force. Encore’s hourly manufacturing employees are eligible to receive incentive pay tied to productivity and quality standards. The Company believes that this compensation program enables the plant’s manufacturing lines to attain high output and motivates manufacturing employees to continually maintain product quality. The Company also believes that its stock option plan enhances the motivation of its salaried manufacturing supervisors. The Company has coupled these incentives with a comprehensive safety program that emphasizes employee participation.

Products

Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Encore’s commercial product line consists primarily of THWN-2, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company’s NM, UF and THWN-2 cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock-keeping units (“SKUs”) of residential wire and between 4,500 and 5,000 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

Residential Wire

NM Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM cable is composed of either two or three insulated copper wire conductors, with or without an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.

UF Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from residential buildings. UF cable is composed of two or three PVC insulated copper wire conductors, with or without an uninsulated ground wire, all jacketed in PVC.

Commercial Wire

THWN-2 cable. THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically enclose THWN-2 cable in protective pipe or conduit.

Manufacturing

The efficiency of Encore’s highly automated manufacturing facility is a key element of its low-cost production capability. Encore’s residential wire manufacturing lines have been integrated so that handling of product is substantially reduced. At the few points remaining where handling between manufacturing steps is necessary the Company has, for the most part, replaced reels with large baskets, each capable of handling approximately four times the capacity of a reel. Encore’s commercial wire plant is designed to reduce product handling by integrating steps within production stages and, again, by using baskets instead of reels where feasible.

The manufacturing process for the Company’s products involves up to six steps: casting, drawing, stranding, blending, insulating and jacketing.

Rod Casting. Rod Casting is the process of melting sheets of copper cathode and copper scrap and casting the hot copper into a 5/16 inch copper rod to be drawn into copper wire.

Drawing. Drawing is the process of reducing 5/16 inch copper rod through converging dies until the specified wire diameter is attained. The wire is then heated with electrical current to soften or “anneal” the wire to make it easier to handle.

Stranding. Stranding is the process of twisting together from seven to sixty-one individual wire strands to form a single cable. The purpose of stranding is to improve the flexibility of wire while maintaining its electrical current carrying capacity.

PVC Blending. PVC blending is the process of mixing the various raw materials that are required to produce the PVC necessary to meet U/L specifications for the insulation and jacket requirements for the wire that is manufactured.

Insulating. Insulating is the process of extruding first PVC and then nylon (where applicable) over the solid or stranded wire.

Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company’s’ jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap.

Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. (“U/L”), a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct frequent product tests. At three separate manufacturing stages, the Company spark tests insulated wire for defects. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of U/L. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators take physical measurements of products, which Company inspectors randomly verify on a daily basis. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging and for cracking and brittleness of insulation and jacketing. Encore sells all of its products with a one-year replacement warranty.

Customers

Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 63% of the top 200 wholesale electrical distributors (by volume) in the United States according to information reported in the September 2003 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2003.

Encore believes that the speed and completeness with which it fills customers’ orders is crucial to its ability to expand the market share for its products. The Company also believes that, in order to reduce costs, many customers no longer maintain their own substantial inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers’ prompt delivery requirements.

Marketing and Distribution

Encore markets its products throughout the United States primarily through manufacturers’ representatives and, to a lesser extent, through its own direct marketing efforts.

Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. At December 31, 2003, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the

Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.

Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience was 0.05%, 0.06% and 0.06% of net sales in 2003, 2002 and 2001, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company.

Employees

Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant’s operating efficiently. The Company attributes the motivation of these employees largely to the fact that a significant portion of their compensation comes from incentive pay that is tied to productivity and quality standards. The Company believes that its incentive program focuses its employees on maintaining product quality.

Encore emphasizes safety to its manufacturing employees through its safety program. On a weekly basis, each team of employees meets to review safety standards and, on a monthly basis, a group of participants from each team discusses safety issues and inspects each area of the plant for compliance. The Company’s safety program is an integral part of its focus on cost control.

As of December 31, 2003, Encore had 714 employees, 632 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

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

The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2003, the copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticiser. During 2003, this facility produced all of the Company’s PVC requirements.

Competition

The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products beyond the building wire segment in which the Company competes. The Company’s competitors include Southwire Corporation, Cerro Wire and Cable Co., Inc., and Essex Electric Inc. (a subsidiary of Alpine Group, Inc.).

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

Intellectual Property Matters

The Company owns the following registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark (renewal date: February 18, 2013); U.S. Registration Number 2,582,340 for the mark “NONLEDEX” (renewal date: January 8, 2012) for use in connection with the conductor insulation material; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark (renewal date: June 20, 2005); and U.S. Registration Number 2,263,692 for the mark “HANDY MAN’S CHOICE” (renewal date: July 20, 2009). These trademarks provide source identification for the goods manufactured and sold by the Company.

Internet Address/SEC Filings

The Company’s Internet address is http://www.encorewire.com. The Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), can be accessed free of charge by linking directly from the Company website to NASDAQ’s, a database that allows you to access the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports have been electronically filed with or furnished to the SEC.

ITEM 2. PROPERTIES

Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 105 acres and consist of buildings containing approximately 926,000 square feet of floor space, of which approximately 24,000 square feet is used for office space and 902,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or cash flows of the Company, in part because the Company believes that it has adequate insurance to cover any damages that may ultimately be awarded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Information regarding Encore’s executive officers including their respective ages at March 19, 2004 is set forth below:

Name	Age	Position with Company

Vincent A. Rego	80	Chairman of the Board of Directors, and Chief Executive Officer

Daniel L. Jones	40	President, Chief Operating Officer, and Member of the Board of Directors

Frank J. Bilban	47	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer

David K. Smith	44	Vice President – Operations

Mr. Rego has been Chairman of the Board of Directors of Encore since 1989. In October 1997, Mr. Rego was named President and Chief Executive Officer of the Company. He served as President until May 1998. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Capital Wire and Cable Corporation (“Capital Wire”), which was purchased by General Cable Corporation in 1988. Prior thereto, Mr. Rego was associated with predecessors of Capital Wire in various executive capacities.

Mr. Jones has been President and Chief Operating Officer of the Company since May 1998. In May 1997, Mr. Jones was named Executive Vice President of the Company, and in October 1997, he was named Chief Operating Officer. He previously held the position of Vice President-Sales and Marketing of Encore from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He also serves as a member of the Board of Directors.

Mr. Bilban has been Vice President-Finance, Treasurer and Secretary of Encore since June 2000. From 1998 until joining the Company in June 2000, Mr. Bilban was Executive Vice President and Chief Financial Officer of Alpha Holdings, Inc., a plastics manufacturing conglomerate. From 1996 until 1998, Mr. Bilban was Vice President and Chief Financial Officer of Wedge Dia-Log Inc., an oil field services company. From 1991 until 1996, Mr. Bilban held financial positions, including Division Controller, with the CT Film Division of Rexene Corporation. From 1978 until 1991 he was employed in various financial capacities with several divisions of Outboard Marine Corporation.

Mr. Smith has been Vice President – Operations of Encore since 1992. From 1984 until joining the Company in 1990, Mr. Smith was employed by General Cable Corporation.

All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board or until their respective successors are chosen and qualified.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s National Market under the symbol “WIRE.” The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the NASDAQ Stock Market’s National Market for the periods indicated.

	High	Low

2003
First Quarter	$9.96	$8.46
Second Quarter	12.06	8.50
Third Quarter	14.58	9.85
Fourth Quarter	18.44	13.77
2002
First Quarter	$16.75	$11.65
Second Quarter	16.42	12.30
Third Quarter	14.30	8.59
Fourth Quarter	10.40	7.49

As of March 5, 2004, there were 109 record holders of the Common Stock.

The Company has never paid cash dividends. Management intends to retain the majority of future earnings for the operation and expansion of the Company’s business. The Company’s present credit arrangements allow the Company the ability to pay cash dividends in the future, based on certain financial limitations, if the Board of Directors deems it appropriate. For further information see Note 4 of the Consolidated Financial Statements under “Item 8.  Financial Statements and Supplementary Data.”

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2003.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	745,325	$9.82	39,500
Equity compensation plans not approved by security holders	-0-	-0-	-0-

TOTAL	745,325	$9.82	39,500

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$384,750	$285,207	$281,010	$283,689	$229,670
Cost of goods sold	328,887	250,267	240,553	243,132	197,636

Gross profit	55,863	34,940	40,457	40,557	32,034
Selling, general and administrative expenses	31,090	23,891	24,475	24,027	18,742

Operating income	24,773	11,049	15,982	16,530	13,292
Other income (expense):
Interest and other income	113	(64)	116	128	104
Interest expense	2,423	1,666	1,833	4,080	2,922

Income before income taxes	22,463	9,319	14,265	12,578	10,474
Income tax expense	8,087	3,355	5,135	4,528	3,880

Net income	$14,376	$5,964	$9,130	$8,050	$6,594

Net income per common and common equivalent shares - basic	$.95	$.39	$.61	$.53	$.43

Net income per common and common equivalent shares - diluted	$.94	$.39	$.60	$.52	$.42

Weighted average common and common equivalent shares - basic	15,121	15,203	15,068	15,217	15,468
Weighted average common and common equivalent shares - diluted	15,283	15,339	15,157	15,383	15,713

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$106,257	$75,679	$62,363	$68,547	$74,228
Total assets	225,299	183,129	171,696	171,839	182,389
Long-term debt, net of current portion	53,425	47,500	30,000	42,600	60,600
Stockholders’ equity	121,776	106,519	102,928	93,546	87,423

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry.

Executive Overview

Encore Wire, as stated throughout this report, sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to five main factors:

•	Industry leading order fill rates and responsive customer service.

•	Product innovations based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing plant.

•	A focused management team leading a highly motivated incentivized work force.

•	Low general & administrative overhead costs.

These factors, and others, have allowed Encore Wire to post year over year unit volume sales increases every year since the Company was founded, despite industry downturns in volume. Encore has built a loyal following of customers throughout the lower 48 United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales only where profit margins are acceptable. Top management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.

In 2003, industry sources indicated unit sales volumes were fairly flat, although Encore’s unit volume was up 25%. In managements’ opinion, this increase was due to Encore’s continued historical growth momentum, as well as the fact that significant capacity was taken off-line by competitors, one of whom declared Chapter 7 Bankruptcy and liquidated and another who closed a major plant. This capacity reduction will most likely remain in place throughout 2004. While commercial construction has been down over the last three years, with an apparent economic recovery underway, commercial wire sales may improve over the next several years.

General

Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 67.1%, 63.9%, 66.6%, 63.9% and 60.6% of the Company’s cost of goods sold during fiscal 2003, 2002, 2001, 2000 and 1999, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The price of copper rose gradually in 2003 and then accelerated its rise in the fourth quarter. This trend has continued into early 2004, however, the Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

Net sales	100%	100%	100%
Cost of goods sold:
Copper	57.3	56.1	57.0
Other raw materials	11.7	12.7	13.6
Depreciation	3.1	3.5	3.2
Labor and overhead	11.9	14.2	13.6
LIFO adjustment	2.5	0.7	(2.7)
Lower cost or market adjustment	(1.0)	0.5	0.9

	85.5	87.7	85.6

Gross profit	14.5	12.3	14.4
Selling, general and administrative expenses	8.1	8.4	8.7

Operating income	6.4	3.9	5.7
Interest expense, net	0.6	0.6	0.7

Income before income taxes	5.8	3.3	5.0
Income tax expense	2.1	1.2	1.8

Net income	3.7%	2.1%	3.2%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2003, 2002, and 2001. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Net sales were $384.8 million in 2003, compared to $285.2 million in 2002 and $281.0 million 2001. The increase in net sales in 2003 versus 2002 was the net result of a 24.9% increase in the volume of copper pounds of product sold, coupled with a 7.7% increase in the average price of product sold. Changes in the mix of product sold will impact the average prices to some extent. The increase in net sales in 2002 over 2001 was the net result of a 6.1% increase in the volume of copper pounds of product sold, offset by a 9.6% decrease in average price of product sold and a slight change in the mix of product sold. Sales volume increases were due to several factors, including increased customer acceptance and product availability. In 2003, the Company continued to expand sales to its existing customer base and also increased the number of customers to which it sold its products. The 7.7% increase in the average price of product sold in 2003 was due primarily to the rising cost of copper during the year, although the intense price competition in the building wire industry resulted in a slight compression of the Company’s spread between the sales price of wire and the price of raw copper for the year as a whole. This situation was particularly acute in the first quarter, but the spreads improved during the last three quarters of the year.

Cost of goods sold was $328.9 million in 2003, compared to $250.3 million in 2002 and $240.6 million in 2001. Copper costs increased to $220.6 million in 2003 from $159.9 million in 2002 and $160.3 million in 2001. Copper costs as a percentage of net sales increased to 57.3% in 2003 from 56.1% in 2002 and 57.0% in 2001. The increase as a percentage of net sales was due to margin compression early in the year as discussed above. Other raw material costs as a percentage of net sales were 11.7%, 12.7% and 13.6%, in 2003, 2002, and 2001, respectively. The decrease is due primarily to the Company’s cost of other raw materials per pound of copper sold increasing less than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 14.9% in 2003, compared to 17.8% in 2002 and 16.8% in 2001. The percentage decrease in 2003 was due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.

Inventories consist of the following at December 31:

	2003	2002	2001

Raw materials	$12,975,655	$12,690,079	$3,761,870
Work-in-process	5,490,458	4,231,225	3,671,218
Finished goods	43,506,841	30,215,622	31,081,648

	61,972,954	47,136,926	38,514,736
Adjust to LIFO cost	(2,629,089)	7,017,373	8,933,919
Lower of cost or market adjustment	0	(3,989,406)	(2,612,075)

	$59,343,865	$50,164,893	$44,836,580

Copper prices trended upward during 2003. As of December 31, 2003, the value of all inventories using the LIFO method was less than the FIFO value by $2,629,089. This differential was $9,646,463 less than the December 31, 2002 debit differential of $7,017,374, resulting in a corresponding increase of $9,646,463 in cost of goods sold. As of December 31, 2003, the LIFO cost basis of inventory was less than the market value resulting in the Company reversing the lower of cost of market reserve that existed at the end of 2002, which decreased cost of goods sold by $3,989,406. The net effect of these two adjustments increased cost of goods sold for the year by $5,657,057. As of December 31, 2002, the value of all inventories using the LIFO method was greater than the FIFO value by $7,017,000. This differential was $1,917,000 less than the December 31, 2001 differential of $8,934,000, resulting in a corresponding increase in cost of goods sold. As of December 31, 2002, the LIFO cost basis of inventory exceeded its market value by $3,989,000, resulting in the Company establishing a lower of cost of market reserve for this amount, which increased cost of goods sold by $1,377,000. The net effect of these two adjustments increased cost of goods sold for the year by $3,294,000. As of December 31, 2001, the value of all inventories using the LIFO method was greater than the FIFO value by $8,934,000. This differential exceeded the December 31, 2000 differential of $1,348,000 by $7,586,000, resulting in a corresponding decrease in cost of goods sold. As of December 31, 2001, the LIFO cost basis of inventory exceeded its market value by $2,612,000, resulting in effect of these two adjustments decreased cost of goods sold by $4,974,000.

Gross profit increased to $55.9 million, or 14.5% of net sales from $34.9 million, or 12.3% of net sales, in 2002 and from $40.5 million, or 14.4% of net sales in 2001. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $24.0 million in 2003, $17.9 million in 2002 and $17.3 million in 2001. As a percentage of net sales, selling expenses remained consistent at 6.3% in 2003, 6.3% in 2002 and 6.2% in 2001. General and administrative expenses were 1.8% in 2003, 2.1% in 2002 and 2.5% in 2001. In 2003, general and administrative costs decreased as a percent of net sales due to the semi-fixed nature of many of these costs.

Interest expense increased to $2,423,000 in 2003 from $1,666,000 in 2002 and $1,833,000 in 2001. The increase in 2003 is due to the higher average debt levels in 2003 while the decrease in 2002 is due to lower floating interest rates and higher capitalization of interest expense offset somewhat by higher debt levels. No interest expense relating to the construction of assets was capitalized in 2003. However, the Company capitalized interest expense relating to the construction of assets in the amounts of approximately $349,000 in 2002 and $112,000 in 2001.

The Company’s effective tax rate was 36.0% in 2003, 2002 and 2001.

As a result of the foregoing factors, the Company’s net income was $14.4 million in 2003, $6.0 million in 2002 and $9.1 million in 2001.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net income	$14,376	$5,964	$9,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,630	10,686	9,633
Other non-cash items	1,953	(746)	1,572
(Increase) decrease in accounts receivable, inventory and other assets	(48,630)	(4,683)	4,187
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	19,743	(9,694)	1,599

Net cash provided by (used in) operating activities	72	1,527	26,121
Investing activities:
Purchases of property, plant and equipment (net)	(5,822)	(18,801)	(12,840)
Financing activities:
Increase (decrease) in indebtedness, net	5,925	17,500	(12,600)
Issuances of common stock	56	97	1,881
Purchase of treasury stock	0	(1,415)	(1,366)

Net cash provided (used in) by financing activities	5,981	16,182	(12,085)

Net increase (decrease) in cash	$231	$(1,092)	$1,196

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership, refinanced its unsecured loan facility with a group of banks (the “Financing Agreement”). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of four new banks to the participant list. The Financing Agreement provides for maximum borrowings of the lesser of $125.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2003, as computed under the fifth amendment of the Financing Agreement, was $103.6 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2003. Pursuant to the amended Financing Agreement, the Company is allowed to pay cash dividends. At December 31, 2003, the balance outstanding under the Financing Agreement was $53.4 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

In December 2001, the Company entered into an interest swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the year ended December 31, 2003, the Company recorded an unrealized gain of $826,320, resulting in a net unrealized loss of $492,454 recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. Early in 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 149,800 shares.

Cash provided by operations was $0.1 million in 2003 compared to $1.5 million in 2002 and $26.1 million in 2001. In 2003, cash flow from operations was used primarily for a $35.0 million increase in accounts receivable due to higher sales dollars in the fourth quarter of 2003 versus the fourth quarter of 2002. The decrease of $24.6 million from 2001 to 2002 was primarily the result of a $10.8 million decrease in accounts payable in 2002, a $5.3 million increase in inventories and a $3.1 million decrease in earnings. Cash used in investing activities decreased to $5.8 million from $18.8 million in 2002 and $12.8 million in 2001. During 2001 and 2002, capital expenditures increased to build Plant 3 and buy new manufacturing equipment. This project was completed as of December 31, 2002. The cash provided by financing activities in 2003 was used to fund the increased working capital demands resulting from the increased sales in 2003. The cash provided by financing activities in 2002 was used primarily to fund capital expenditures. The cash consumed by financing activities in 2001 was primarily used to decrease borrowings on the Company’s loan facility by $12.6 million. Cash provided by financing activities was reduced by $1.4 million in 2002 and $1.4 million in 2001 as a result of the purchase of treasury stock. Cash provided by financing activities was increased by $0.1 million in 2003, $0.1 million in 2002 and $1.9 million in 2001, as the result of the issuance of common stock, primarily to satisfy employee option exercises.

During 2004, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The total capital expenditures associated with these projects are currently estimated to be in the $15.0 to $18.0 million range in 2004. These projects include plans to expand the distribution center and add selected equipment throughout the manufacturing facility to address capacity constraints. The Company also expects its working capital requirements to increase during 2004 as a result of continued increases in sales and potential increases in the price of copper. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of December 31, 2003. For further information see Note 4 of the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period ($ in Thousands)

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$53,425	—	$53,425	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$53,425	—	$53,425	—	—

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Consolidated Financial Statements. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2003, a $0.05 reduction in the fair market value of copper would not have resulted in any lower of cost or market reserve for the year ended December 31, 2003. However, larger decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

The Company has provided an allowance for losses on customer receivables based upon estimates of those customers’ inability to make required payments. Such estimate is established and adjusted based upon the makeup of the current receivable portfolio, past bad debt experience and current market conditions. If the financial condition of our customers was to deteriorate and impair their ability to make payments to the Company, additional allowances for losses might be required in future periods.

Recent Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of variable interest entities, as defined, by the primary beneficiary of such entities. In general, variable interest entities are entities that do not have, or are not subject to control through, voting interests. The provisions of FIN 46, as revised, were applicable to the Company for any interests in certain special purpose variable interest entities in the fourth quarter of fiscal 2003. For all other types of variable interest entities, the provisions of FIN 46 are applicable in the Company’s first quarter of fiscal 2004. The Company does not believe it holds any investments in, or is the primary beneficiary of, any type of variable interest entity, and thus does not believe the adoption of FIN 46 will have a material effect on the Company’s financial position, results of operations or cash flows.

In 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants continued discussions related to its draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment”. The draft SOP, which is currently expected to be issued in its final form and cleared by the FASB in early 2004, is expected to become effective for the Company on January 1, 2005. The primary applicability of the draft SOP to the Company is in the area of component accounting for property, plant, and equipment. In its current form, the fundamental provisions of the component accounting approach to property, plant, and equipment are that property, plant, and equipment consists of one of more components, each of which should be recorded at cost and depreciated over its expected useful life, and that the cost of replacement property, plant, and equipment components and those of components being replaced should not concurrently recorded as assets. The Company is currently still evaluating the provisions of the draft SOP and the impact, if any, of such component accounting approach on its financial position and results of operations. The Company does not expect final approval and adoption of the SOP, substantially in its current form, would have a material effect on the Company’s cash flows.

Information Regarding Forward Looking Statements

This report contains various forward-looking statements and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper.

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

The Company purchases copper cathode primarily from producers and merchants at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.

Interest rate risk is attributable to the Company’s long-term debt. Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, refinanced the Financing Agreement. The amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly. At December 31, 2003, the balance outstanding under the Financing Agreement was $53.4 million, and the average interest rate was 4.85%. As previously noted, the Financing Agreement has been amended five times since August 31, 1999, and the fifth amendment to the Financing Agreement, which was executed on January 15, 2004, expanded the credit line from $65 million to $125 million with the addition of 4 new banks. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. The Company hedged a portion of its outstanding debt to protect itself against rising interest rates. A 1% interest rate increase in 2004 would increase interest expense by $294,250.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Auditors

Board of Directors
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

February 2, 2004

Encore Wire Corporation

Consolidated Balance Sheets

	December 31
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$391,114	$160,088
Accounts receivable, net of allowance for losses of $490,143 and $480,174 in 2003 and 2002, respectively	81,429,927	46,599,640
Inventories (Note 2)	59,343,865	50,164,893
Prepaid expenses and other	5,112,219	672,082

Total current assets	146,277,125	97,596,703
Property, plant, and equipment – at cost:
Land and land improvements	5,858,077	5,858,077
Construction-in-progress	2,396,219	1,436,835
Buildings and improvements	30,855,408	30,855,408
Machinery and equipment	104,849,050	101,509,110
Furniture and fixtures	2,941,609	2,442,281

	146,900,363	142,101,711
Accumulated depreciation	(67,976,136)	(56,734,983)

	78,924,227	85,366,728
Other assets	97,880	165,912

Total assets	$225,299,232	$183,129,343

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$24,430,205	$10,735,329
Accrued liabilities (Note 3)	10,431,600	7,717,889
Current income taxes payable	5,158,470	2,650,643
Current deferred income taxes (Note 5)	–	813,649

Total current liabilities	40,020,275	21,917,510
Noncurrent deferred income taxes (Note 5)	10,077,560	7,193,209
Long-term note payable (Note 4)	53,425,000	47,500,000
Contingencies (Note 9)
Stockholders’ equity (Notes 6, 7 and 8):
Convertible preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none Common stock, $.01 par value:
Authorized shares – 20,000,000 Issued and outstanding shares – 16,966,750 in 2003 and 16,958,365 in 2002	169,668	169,584
Additional paid-in capital	34,193,455	34,137,750
Treasury stock, at cost – 1,839,300 in 2003 and 2002	(15,274,643)	(15,274,643)
Accumulated other comprehensive income (loss)	(492,454)	(1,318,774)
Retained earnings	103,180,371	88,804,707

Total stockholders’ equity	121,776,397	106,518,624

Total liabilities and stockholders’ equity	$225,299,232	$183,129,343

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Income

	Year ended December 31

	2003	2002	2001

Net sales	$384,750,208	$285,207,344	$281,009,863
Cost of goods sold	328,887,173	250,267,112	240,552,777

Gross profit	55,863,035	34,940,232	40,457,086
Selling, general, and administrative expenses	31,090,355	23,891,276	24,475,040

Operating income	24,772,680	11,048,956	15,982,046
Other income (expense):
Interest and other income	112,814	(64,016)	116,440
Interest expense	(2,423,230)	(1,666,180)	(1,832,965)

Income before income taxes	22,462,264	9,318,760	14,265,521
Income tax expense (Note 5)	8,086,600	3,354,700	5,135,723

Net income	$14,375,664	$5,964,060	$9,129,798

Weighted average common shares – basic (Note 7)	15,121,141	15,202,955	15,068,086

Basic earnings per common share	$0.95	$0.39	$0.61

Weighted average common shares – diluted (Note 7)	15,282,973	15,339,382	15,156,690

Diluted earnings per common share	$0.94	$0.39	$0.60

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Treasury
	Shares	Amount	Capital	Stock

Balance at December 31, 2000	16,637,509	$166,375	$32,162,267	$(12,493,338)
Net income	—	—	—	—
Unrealized loss on hedging activities	—	—	—	—
Total comprehensive income	—	—	—	—
Proceeds from exercise of stock options	307,276	3,073	1,524,675	—
Purchase of treasury stock	—	—	—	(1,365,950)
Tax benefit on exercise of stock options	—	—	353,600	—

Balance at December 31, 2001	16,944,785	169,448	34,040,542	(13,859,288)
Net income	—	—	—	—
Unrealized loss on hedging activities	—	—	—	—
Total comprehensive income	—	—	—	—
Proceeds from exercise of stock options	13,580	136	97,208	—
Purchase of treasury stock	—	—	—	(1,415,355)

Balance at December 31, 2002	16,958,365	169,584	34,137,750	(15,274,643)
Net income	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—
Total comprehensive income	—	—	—	—
Proceeds from exercise of stock options	8,385	84	55,705	—

Balance at December 31, 2003	16,966,750	$169,668	$34,193,455	$(15,274,643)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive	Retained
	(Loss)	Earnings	Total

Balance at December 31, 2000	$—	$73,710,849	$93,546,153
Net income	—	9,129,798	9,129,798
Unrealized loss on hedging activities	(262,881)	—	(262,881)

Total comprehensive income	—	—	8,866,917
Proceeds from exercise of stock options	—	—	1,527,748
Purchase of treasury stock	—	—	(1,365,950)
Tax benefit on exercise of stock options	—	—	353,600

Balance at December 31, 2001	(262,881)	82,840,647	102,928,468
Net income	—	5,964,060	5,964,060
Unrealized loss on hedging activities	(1,055,893)	—	(1,055,893)

Total comprehensive income	—	—	4,908,167
Proceeds from exercise of stock options	—	—	97,344
Purchase of treasury stock	—	—	(1,415,355)

Balance at December 31, 2002	(1,318,774)	88,804,707	106,518,624
Net income	—	14,375,664	14,375,664
Unrealized gain on hedging activities	826,320	—	826,320

Total comprehensive income	—	—	15,201,984
Proceeds from exercise of stock options	—	—	55,789

Balance at December 31, 2003	$(492,454)	$103,180,371	$121,776,397

See accompanying notes

Encore Wire Corporation

Consolidated Statements of Cash Flows

	Year ended December 31

	2003	2002	2001

Operating Activities
Net income	$14,375,664	$5,964,060	$9,129,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,630,221	10,686,444	9,633,040
Provision for bad debts	180,000	90,000	300,000
Deferred income taxes	2,070,702	(1,019,713)	1,213,258
Loss on disposal of assets	(297,353)	183,365	58,355
Changes in operating assets and liabilities:
Accounts receivable	(35,010,287)	(1,073,342)	8,086,310
Inventories	(9,178,972)	(5,328,313)	(1,969,064)
Prepaid expenses and other	(4,440,138)	1,718,271	(1,929,810)
Trade accounts payable	13,694,875	(9,439,301)	1,950,467
Accrued liabilities	3,540,032	(1,202,534)	(1,315,978)
Current income taxes payable	2,507,827	948,520	964,449

Net cash provided by operating activities	72,571	1,527,457	26,120,825
Investing Activities
Purchases of property, plant, and equipment	(6,124,366)	(19,452,755)	(14,530,556)
Increase in long term investments	—	—	7,500
(Increase) decrease in deposits	68,032	51,239	(33,530)
Proceeds from sale of assets	234,000	600,010	1,716,532

Net cash used in investing activities	(5,822,334)	(18,801,506)	(12,840,054)
Financing Activities
Proceeds from (repayments of) long-term note payable, net	5,925,000	17,500,000	(12,600,000)
Proceeds from issuance of common stock, net	55,789	97,344	1,881,348
Purchase of treasury stock	—	(1,415,355)	(1,365,950)

Net cash provided by (used in) financing activities	5,980,789	16,181,989	(12,084,602)

Net increase (decrease) in cash and cash equivalents	231,026	(1,092,060)	1,196,169
Cash and cash equivalents at beginning of year	160,088	1,252,148	55,979

Cash and cash equivalents at end of year	$391,114	$160,088	$1,252,148

Non-cash activities
Unrealized gain (loss) on hedging activities	$826,320	$(1,055,893)	$(262,881)

See accompanying notes.

Encore Wire Corporation

Notes to Consolidated Financial Statements

December 31, 2003

1.     Significant Accounting Policies

Business

Encore Wire Corporation (the Company) conducts its business in one segment – the manufacture of copper electrical wire, principally NM cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN cable, for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 30 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s commercial and residential wire are wholesale electrical distributors.

Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 67.1%, 63.9%, and 66.6% of its cost of goods sold during 2003, 2002, and 2001, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”). Significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year balances have been reclassed to conform to the current year presentation.

Recent Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of variable interest entities, as defined, by the primary beneficiary of such entities. In general, variable interest entities are entities that do not have, or are not subject to control through, voting interests. The provisions of FIN 46, as revised, were applicable to the Company for any interests in certain special purpose variable interest entities in the fourth quarter of fiscal 2003. For all other types of variable interest entities, the provisions of FIN 46 are applicable in the Company’s first quarter of fiscal 2004. The Company does not believe it holds any investments in, or is the primary beneficiary of, any type of variable interest entity, and thus does not believe the adoption of FIN 46 will have a material effect on the Company’s financial position, results of operations or cash flows.

In 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants continued discussions related to its draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment”. The draft SOP, which is currently expected to be issued in its final form and cleared by the FASB in early 2004, is expected to become effective for the Company on January 1, 2005. The primary applicability of the draft SOP to the Company is in the area of component accounting for property, plant, and equipment. In its current form, the fundamental provisions of the component accounting approach to property, plant, and equipment are that property, plant, and equipment consists of one of more components, each of which should be recorded at cost and depreciated over its expected useful life, and that the cost of replacement property, plant, and equipment components and those of components being replaced should not concurrently recorded as assets. The Company is currently still evaluating the provisions of the draft SOP and the impact, if any, of such component accounting approach on its financial position and results of operations. The Company does not expect final approval and adoption of the SOP, substantially in its current form, would have a material effect on the Company’s cash flows.

1.     Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment to the customer, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances at the time of sale.

Freight Expenses

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $12.9 million, $9.8 million, and $9.1 million for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

Financial Instruments and Concentrations of Credit Risk

Cash, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at expected settlement amounts which approximate fair value.

Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers, and retail home improvement centers) related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Bad Debt Reserve Progression	2003	2002	2001

Beginning balance January 1	$480,174	$541,476	$413,648
Write offs of bad debts net of collections of previous write offs	(170,031)	(151,302)	(172,172)
Bad debt provision	180,000	90,000	300,000

Ending balance	$490,143	$480,174	$541,476

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

Stock Options

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provides the related disclosures as required by Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation”.

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

	2003	2002	2001

Risk-free interest rate	n/a	4.17%	3.89%
Expected dividend yield	n/a	0.00%	0.00%
Expected volatility	n/a	57%	56%
Expected lives	n/a	5.0 years	5.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002, and 2001, was $0, $6.67, and $5.72, respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company’s pro forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

	2003	2002	2001

Net income, as reported	$14,376	$5,964	$9,130
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	385	429	267

Pro forma net income	$13,991	$5,535	$8,863

Net income per share
Basic, as reported	$0.95	$0.39	$0.61
Basic, pro forma	0.93	0.36	0.59
Diluted, as reported	0.94	0.39	0.60
Diluted, pro forma	0.92	0.36	0.58

1.     Significant Accounting Policies (continued)

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

2.     Inventories

Inventories consist of the following at December 31:

	2003	2002

Raw materials	$12,975,655	$12,690,079
Work-in-process	5,490,458	4,231,225
Finished goods	43,506,841	30,215,622

	61,972,954	47,136,926
Adjust to LIFO cost	(2,629,089)	7,017,373
Lower of cost or market adjustment	–	(3,989,406)

	$59,343,865	$50,164,893

During the fiscal years ended December 31, 2003 and 2002, there were no liquidations of inventory quantities.

3.     Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2003	2002

Sales volume discounts payable	$4,766,997	$3,363,646
Property taxes payable	1,867,828	1,791,225
Commissions payable	1,120,947	621,604
Unrealized loss on hedging activities	492,454	1,318,774
Accrued salaries	1,713,095	490,426
Other accrued liabilities	470,279	132,214

	$10,431,600	$7,717,889

4.     Long-Term Note Payable

Effective August 31, 1999, the Company, through Encore Wire Limited, refinanced its unsecured loan facility with a group of banks (the “Financing Agreement’). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of 4 new banks to the participant list. The Financing Agreement provides for maximum borrowings of the lesser of $125.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any available reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2003, as computed under the fifth amendment to the Financing Agreement, was $103.6 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2003. Pursuant to the amended Financing Agreement, the Company is allowed to pay cash dividends. At December 31, 2003, the balance outstanding under the Financing Agreement was $53.4 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

The Company paid interest totaling $2,330,861, $1,936,982, and $1,889,956 in 2003, 2002, and 2001, respectively. The Company capitalized $0, $349,379, and $112,307 of interest in 2003, 2002, and 2001, respectively, relating to the construction of the distribution center, rod mill, and plastics mill.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder based upon certain financial ratios contained in its loan covenants. Based upon its terms and conditions, the hedge qualifies for the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and all unrealized gains or losses related to the hedge instrument will be recorded through accumulated other comprehensive income. For the fiscal years ended December 31, 2003 and 2002, the Company recorded unrealized gains and (losses) of $826,320 and ($1,055,893), respectively, related to its interest rate swap agreement. As of December 31, 2003, the Company has no other derivative financial instruments and is engaged in no other hedging activities.

5.     Income Taxes

The provisions for income tax expense are summarized as follows:

	2003	2002	2001

Current:
Federal	$7,262,120	$4,048,083	$3,616,572
State	358,384	326,330	305,893
Deferred	466,096	(1,019,713)	1,213,258

	$8,086,600	$3,354,700	$5,135,723

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows:

	2003	2002	2001

Amount computed using the statutory rate	$7,861,793	$3,261,566	$4,992,932
State income taxes, net of federal tax benefit	164,258	144,069	234,212
Other items	60,549	(50,935)	(91,421)

	$8,086,600	$3,354,700	$5,135,723

The tax effect of each type of temporary difference giving rise to the deferred tax liability at December 31, 2003 and 2002, is as follows:

	Deferred Tax Asset (Liability)
	2003		2002

	Current	Noncurrent	Current	Noncurrent

Depreciation	$—	$(10,077,560)	$—	$(7,201,344)
Inventory	985,974	—	(1,135,563)	—
Allowance for doubtful accounts	183,816	—	180,077	—
Uniform capitalization rules	615,897	—	329,264	—
Other	(181,076)	—	(187,427)	8,141

	$1,604,611	$(10,077,560)	$(813,649)	$(7,193,203)

     The Company made income tax payments of $6.0 million in 2003, $3.4 million in 2002, and $2.6 million in 2001.

     6.     Stock Options

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 2,341,500 shares of common stock. The stock options vest over five years and expire ten years from the grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2003, 2002, and 2001:

	Shares Under	Price per	Aggregate Option
	Options	Share	Price

Options outstanding at December 31, 2000	733,515	$4.55-17.33	$5,235,101
Options granted	331,000	6.63 - 11.55	3,643,880
Options exercised	(307,275)	0.33 - 10.00	(1,527,929)
Options canceled	(17,050)	5.88 - 10.00	(155,970)

Options outstanding at December 31, 2001	740,190	4.55 -17.33	7,195,082
Options granted	28,500	12.60	359,100
Options exercised	(13,580)	4.55 - 10.00	(95,308)
Options canceled	(1,400)	10.00	(14,000)

Options outstanding at December 31, 2002	753,710	4.55 - 17.33	7,444,874
Options granted	—	—	—
Options exercised	(8,385)	7.00 - 10.00	(36,000)
Options canceled	—	—	—

Options outstanding at December 31, 2003	745,325	$4.55-17.33	$7,408,874

The following summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Shares	Contractual	Exercise	Shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$4.55 - $7.00	256,525	5.5 years	$6.45	186,825	$6.43
$8.03 - $12.65	436,300	7.0 years	10.93	226,500	10.44
$17.00 - $17.33	52,500	3.9 years	17.05	52,500	17.05

$4.55 - $17.33	745,325	6.3 years	$9.82	465,825	$9.58

7.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

Numerator:
Net income	$14,375,664	$5,964,060	$9,129,798

Denominator:
Denominator for basic earnings per share – weighted average shares	15,121,141	15,202,955	15,068,086
Effect of dilutive securities:
Employee stock options	161,832	136,427	88,604

Denominator for diluted earnings per share –weighted average shares	15,282,973	15,339,382	15,156,690

8.     Stockholders’ Equity

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 300,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2003 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2003, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. Early in 2004, the Board of Directors extended this program through December 2004 for the remaining 149,800 shares.

9.     Contingencies

There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company. While the results of these matters can not be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

10.     Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended

2003	March 31	June 30	September 30	December 31

Net sales	$67,153	$80,584	$113,877	$123,136
Gross profit	5,657	11,801	17,622	20,783
Net income (loss)	(517)	2,653	5,222	7,017
Net income per common share – basic	(0.03)	0.18	0.35	0.46
Net income per common share – diluted	(0.03)	0.17	0.34	0.45

	Three Months Ended

2002	March 31	June 30	September 30	December 31

Net sales	$64,182	$72,154	$80,150	$68,720
Gross profit	9,779	10,052	7,984	7,125
Net income	2,357	2,265	920	423
Net income per common share – basic	0.15	0.15	0.06	0.03
Net income per common share – diluted	0.15	0.15	0.06	0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act rules 13a-15 and 15d-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2004 sets forth certain information with respect to the directors of the Company, with respect to Section 16 (a) reporting obligations of directors and officers, with respect to the Company’s audit committee, and with respect to the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2004, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2004 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Executive Compensation – Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2004 sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Section entitled “Proposal Two – Ratification of Appointment of Independent Public Accountants” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2004, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements included in Item 8 herein:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules included in Item 8 herein:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2003;
however, the following report on Form 8-K was “furnished” to the SEC during the fourth quarter of 2003:

On October 29, 2003, the Company furnished a report on Form 8-K indicating that the Company issued an earnings release describing selected financial results of the Company for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encore Wire Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE WIRE CORPORATION

Date: March 10, 2004

	By:	/s/ VINCENT A. REGO

Vincent A. Rego
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VINCENT A. REGO	Chairman of the Board
of Directors and Chief
Vincent A. Rego	Executive Officer	March 10, 2004

/s/ DANIEL L. JONES	President and Chief Operating
Officer
Daniel L. Jones	Director	March 10, 2004

/s/ FRANK J. BILBAN	Vice President-Finance,
Secretary and Treasurer
Frank J. Bilban	(Principal Financial
	and Accounting Officer)	March 10, 2004

Signature	Title	Date
/s/ DONALD E. COURTNEY	Vice-Chairman of the
	Board of Directors	March 10, 2004
Donald E. Courtney

/s/ JOSEPH M. BRITO	Director	March 10, 2004

Joseph M. Brito

/s/ JOHN H. WILSON	Director	March 10, 2004

John H. Wilson

/s/ WILLIAM R. THOMAS	Director	March 10, 2004

William R. Thomas

/s/ SCOTT D. WEAVER	Director	March 10, 2004

Scott D. Weaver

/s/ THOMAS L. CUNNINGHAM	Director	March 10, 2004

Thomas L. Cunningham

INDEX TO EXHIBITS**

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.1	Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.2	First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.3	Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	Third amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.5	Fourth amendment to Financing Agreement of August 31, 1999, dated November 5, 2003, by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (included herein).

10.6	Fifth amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, Comerica Bank-Texas, Wells Fargo Bank, N.A., Bank One, N.A., Guaranty Bank and Hibernia National Bank, as Lenders (included herein).

10.7*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.8*	1989 Stock Option Plan, as amended and restated, (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description
23.1	Consent of Ernst & Young LLP, Independent Auditors (included herein).

31.1	Certificate by Vincent A. Rego, Chairman and Chief Executive Officer of the Company, dated March 10, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 10, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certificate by Vincent A. Rego, Chairman and Chief Executive Officer of the Company, dated March 10, 2004 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated March 10, 2004 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*	Management contract or compensatory plan