Form 10-Q
period 2004-03-31
ENCORE WIRE CORP /DE/
filed 2004-05-07
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2004

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

Registrant’s telephone number, including area code: (972) 562-9473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

Number of shares of Common Stock outstanding as of April 30, 2004: 15,360,126

Page 1 of 25 Sequentially Numbered Pages
Index to Exhibits on Page 18

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
In Thousands of Dollars	(Unaudited)	See Note
ASSETS
Current Assets:
Cash	$369	$391
Accounts receivable (net of allowance of $602 and $490)	118,125	81,430
Inventories (Note 3)	80,616	59,344
Prepaid expenses and other assets	8,028	5,112
Current taxes receivable	—	—

Total current assets	207,138	146,277
Property, plant and equipment-on the basis of cost:
Land	5,894	5,858
Construction in progress	4,668	2,396
Buildings and improvements	30,994	30,855
Machinery and equipment	109,488	104,849
Furniture and fixtures	2,966	2,942

Total property, plant, and equipment	154,010	146,900
Accumulated depreciation and amortization	70,346	67,976

	83,664	78,924
Other assets	111	98

Total assets	$290,913	$225,299

Note:	The consolidated balance sheet at December 31, 2003 as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2004	2003
In Thousands of Dollars, Except Share Data	(Unaudited)	See Note
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,293	$24,430
Accrued liabilities	9,889	10,432
Current income taxes payable	9,052	5,158
Current deferred income taxes	—	—

Total current liabilities	55,234	40,020
Non-current deferred income taxes	10,078	10,078
Long term notes payable	88,343	53,425
Stockholders equity:
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued 17,182,526 and 16,966,750 shares; outstanding 15,343,226 and 15,127,450 shares	172	170
Additional paid-in capital	36,309	34,193
Treasury stock 1,839,300 and 1,839,300 shares at cost	(15,275)	(15,275)
Accumulated other comprehensive income (loss)	(393)	(492)
Retained earnings	116,445	103,180

Total stockholders’ equity	137,258	121,776

Total liabilities and stockholders’ equity	$290,913	$225,299

Note:	The consolidated balance sheet at December 31, 2003, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2004	2003
Net sales	$158,942	$67,152
Cost of goods sold	126,021	61,495

Gross profit	32,921	5,657
Selling, general, and administrative expenses	11,218	5,953

Operating income (loss)	21,703	(296)
Net interest & other expenses	633	511

Income (loss) before income taxes	21,070	(807)
Provision (benefit) for income taxes	7,805	(290)

Net income (loss)	$13,265	$(517)

Net income (loss) per common and common equivalent shares – basic	$.87	$(.03)

Weighted average common and common equivalent shares – basic	15,208	15,119
Net income (loss) per common and common equivalent shares – diluted	$.85	$(.03)

Weighted average common and common equivalent shares – diluted	15,678	15,119
Cash dividends declared per share	$—	$—

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$13,265	$(517)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,795	3,103
Provision for bad debts	180	45
Changes in operating assets and liabilities:
Accounts receivable	(36,875)	(2,728)
Inventory	(21,273)	2,243
Accounts payable and accrued liabilities	11,420	(4,828)
Other assets and liabilities	(2,997)	(1,654)
Current income taxes receivable/payable	3,894	(343)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(29,591)	(4,679)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,466)	(2,108)
Change in long-term investments	—	—
Proceeds from sale of equipment	—	24

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,466)	(2,084)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	34,918	6,740
Proceeds from issuance of common stock	2,117	—
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,035	6,740

Net increase (decrease) in cash	(22)	(23)
Cash at beginning of period	391	160

Cash at end of period	$369	$137

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – STOCK BASED EMPLOYEE COMPENSATION

The Company has a stock option plan for employees that provides for the granting of stock options. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based Employee compensation: ($’s in 000’s)

	Quarter
	Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2004	2003
Net income (loss), as reported	$13,265	$(517)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	92	101

Pro forma net income (loss)	$13,173	$(618)

Net income (loss) per share
Basic, as reported	$0.87	$(0.03)
Basic, pro forma	$0.87	$(0.04)
Diluted, as reported	$0.85	$(0.03)
Diluted, pro forma	$0.84	$(0.04)

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

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$19,605	$12,976
Work-in-process	8,130	5,490
Finished goods	70,802	43,507

	98,537	61,973
Adjust to LIFO cost	(17,921)	(2,629)

	80,616	59,344
Lower of Cost or Market Adjustment	—	—

	$80,616	$59,344

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 4 – NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	3/31/04	3/31/03
Numerator:
Net income	$13,264,636	$(516,709)

Denominator:
Denominator for basic earnings per share – weighted average shares	15,207,690	15,119,065
Effect of dilutive securities:
Employee stock options	470,493	—

Denominator for diluted earnings per share – weighted average shares	15,678,183	15,119,065

NOTE 5 – LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with a group of banks (the “Financing Agreement”). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of four new banks to the participant list. The Financing Agreement provides for maximum borrowings of the lesser of $125.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2004, as computed under the fifth amendment of the Financing Agreement, was $125 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2004. Pursuant to the amended Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2004, the balance outstanding under the Financing

Agreement was $88.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

In December 2001, the Company entered into an interest swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the quarter ended March 31, 2004, the Company recorded an unrealized gain of $99,456, resulting in a net unrealized loss of $392,998 recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

NOTE 6 – STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 149,800 shares.

NOTE 7 – CONTINGENCIES

The Company is a party to litigation and claims that arise out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company. The Company also believes that it has adequate insurance to cover any damages that may ultimately be awarded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 67.1%, 63.9% and 66.6% of the Company’s cost of goods sold during fiscal 2003, 2002 and 2001, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2004 and 2003. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net sales for the first quarter of 2004 amounted to $158.9 million compared with net sales of $67.2 million for the first quarter of 2003. This dollar increase was primarily the result of a 49% increase in the volume of product shipped, coupled with a 58% increase in the price of wire sold. The company believes the volume of wire sold increased principally due to the reduced presence of certain competitors in the marketplace. The average cost per pound of raw copper purchased increased in the first quarter of 2004 compared to the first quarter of 2003, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $126.0 million, or 79.3% of net sales, in the first quarter of 2004, compared to $61.5 million, or 91.6% of net sales, in the first quarter of 2003. Gross profit increased to $32.9 million, or 20.7% of net sales, in the first quarter of 2004 versus $5.7 million, or 8.4% of net sales, in the first quarter of 2003. The increased gross profit and gross margin percentages were primarily the result of the increased volumes and prices in 2004 versus 2003.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by accounting principles generally accepted in the United States, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period.

As a result of increasing copper costs during the first quarter 2004, a LIFO adjustment was recorded increasing cost of sales by $15.3 million during the quarter. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first quarter of 2004 were $9.0 million, or 5.7% of net sales, compared to $4.4 million, or 6.5% of net sales, in the first quarter of 2003. The percentage decrease was due to the increase in selling prices per pound of wire that reduced the freight costs as a percentage of net sales. General and administrative expenses increased to $2.0 million, or 1.3% of net sales, in the first quarter of 2004 compared to $1.6 million, or 2.3% of net sales, in the first quarter of 2003. The General and Administrative costs are semi-fixed by nature and therefore did not increase proportionately with sales and dropped as a percentage of sales. The provision for bad debts was $180,000 in the first quarter of 2004 versus $45,000 in the first quarter of 2003, as the Company added to its provision to reflect the larger accounts receivable balances outstanding consistent with the rapid growth of sales.

Net interest expense was $633,000 in the first quarter of 2004 compared to $511,000 in the first quarter of 2003. The increase was due to slightly higher average debt balances and interest rates during the first quarter of 2004 than the comparable period during 2003.

As a result of the foregoing factors, the Company’s net income increased to $13.3 million in the first quarter of 2004 from a loss of $.5 million in the first quarter of 2003.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customer’s prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock.

Effective August 31, 1999, the Company through Encore Wire Limited, refinanced its unsecured loan facility with a group of banks (the “Financing Agreement”). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of four new banks to the participant list. The Financing Agreement provides for maximum borrowings of the lesser of $125.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2004, as computed under the fifth amendment of the Financing Agreement, was $125 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2004. Pursuant to the amended Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2004, the balance outstanding under the Financing

Agreement was $88.3 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

In December 2001, the Company entered into an interest swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the quarter ended March 31, 2004, the Company recorded an unrealized gain of $99,456, resulting in a net unrealized loss of $392,998 recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

Cash used in operations was $29.6 million in the first quarter of 2004 compared to $4.7 million of cash used in operations in the first quarter of 2003. This increase in cash used in operations resulted primarily from an increase in accounts receivable of $36.9 million and an increase in inventory of $21.3 million in the first quarter of 2004, versus an increase in accounts receivable of $2.7 million and a decrease in inventory of $2.2 million in the first quarter of 2003, offset by an increase in accounts payable of $11.9 million in the first quarter of 2004 versus a decrease of $4.8 million in the first quarter of 2003. The increase in accounts receivable and inventory is due to the growth in the Company’s unit sales and the rising prices of copper and wire. This increase in working capital is to be expected in the case of a company growing its sales as the Company did in the year over year comparison. The strong earnings by the company, however, minimized this impact, as illustrated by the fact that working capital increased by $45.6 million in the quarter which along with the $7.5 million in first quarter capital expenditures created a cash need of $53.1 million of which only $34.9 million came from increased borrowings while $18.2 million was internally generated. Cash used in investing activities increased to $7.5 million in the first quarter of 2004 from $2.1 million in the first quarter of 2003. In 2004, the funds were used primarily to begin construction of the new 162,000 square foot addition to the distribution center as well as the purchase of associated manufacturing equipment that was part of the Company’s capital plan announced in a press release. The $34.9 million of cash provided by financing activities in the first quarter of 2004 was a result of the Company’s increase in outstanding bank debt as discussed above.

During the remainder of 2004, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations. The total capital expenditures associated with these projects are currently estimated to be in the $18.0 to $21.0 million range in 2004. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

Information Regarding Forward Looking Statements

This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed in this report has been accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting subsequent to the period covered by this report.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 149,800 shares. There were no repurchases of stock during the quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of 2004; however, the following reports on Form 8-K were “furnished” to the SEC during the first quarter of 2004:

On January 16, 2004, the Company furnished a report on Form 8-K pursuant to Items 7(c) and 9, indicating that the Company issued a press release announcing an amendment to its bank credit agreement to increase the Company’s line of credit from $65 million to $125 million and to add four additional banks to the lending group.

On February 2, 2004, the Company furnished a report on Form 8-K pursuant to Items 7(c), 9 and 12, indicating that the Company issued an earnings release describing selected financial results of the Company for the fourth quarter of 2003.

On February 3, 2004, the Company furnished a report on Form 8-K pursuant to Items 7(c) and 9, indicating that the Company issued a press release announcing a planned expansion of its McKinney, Texas distribution center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: May 7, 2004	/s/ VINCENT A. REGO

Vincent A. Rego, Chairman of the Board and
Chief Executive Officer

Dated: May 7, 2004	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Operating Officer

Dated: May 7, 2004	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.1	Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10.2	First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference).

10.3	Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	Third Amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.5	Fourth Amendment to Financing Agreement of August 31, 1999, dated November 5, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit
Number	Description
10.6	Fifth Amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, Comerica Bank-Texas, Wells Fargo Bank, N.A., Bank One, N.A., Guaranty Bank and Hibernia National Bank, as Lenders (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.7*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.8*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated May 7, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 7, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated May 7, 2004 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 7, 2004 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.