Form 10-Q
period 2004-06-30
ENCORE WIRE CORP /DE/
filed 2004-08-06
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-20278

ENCORE WIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2274963
(State of Incorporation)	(I.R.S. employer identification number)

1410 Millwood Road
McKinney, Texas	75069
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 562-9473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of Common Stock outstanding as of July 31, 2004: 15,402,776

Page 1 of 23 Sequentially Numbered Pages
Index to Exhibits on Page 22

FORM 10-Q

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In Thousands of Dollars	2004	2003
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash	$1,129	$391
Accounts receivable (net of allowance of $616 and $490)	96,820	81,430
Inventories (Note 3)	66,585	59,344
Prepaid expenses and other assets	7,361	5,112
Current taxes receivable	—	—

Total current assets	171,895	146,277
Property, plant and equipment-on the basis of cost:
Land	5,894	5,858
Construction in progress	10,389	2,396
Buildings and improvements	30,994	30,855
Machinery and equipment	109,616	104,849
Furniture and fixtures	2,966	2,942

Total property, plant, and equipment	159,859	146,900
Accumulated depreciation and amortization	72,942	67,976

	86,917	78,924
Other assets	120	98

Total assets	$258,932	$225,299

Note:	The consolidated balance sheet at December 31, 2003 as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
In Thousands of Dollars, Except Share Data	2004	2003
	(Unaudited)	(See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,208	$24,430
Accrued liabilities	9,460	10,432
Current income taxes payable	392	5,158
Current deferred income taxes	—	—

Total current liabilities	31,060	40,020
Non-current deferred income taxes	10,078	10,078
Long term notes payable	72,500	53,425
Stockholders equity:
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued 17,242,076 and 16,966,750 shares; outstanding 15,402,776 and 15,127,450 shares	172	170
Additional paid-in capital	36,900	34,193
Treasury stock 1,839,300 and 1,839,300 shares at cost	(15,275)	(15,275)
Accumulated other comprehensive income (loss)	(216)	(492)
Retained earnings	123,713	103,180

Total stockholders’ equity	145,294	121,776

Total liabilities and stockholders’ equity	$258,932	$225,299

Note:	The consolidated balance sheet at December 31, 2003, as presented,is derived from the audited consolidated financial statements at that date.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands of Dollars, Except Per Share Data	2004	2003	2004	2003
Net sales	$138,148	$80,584	$297,090	$147,737
Cost of goods sold	117,112	68,783	243,133	130,279

Gross profit	21,036	11,801	53,957	17,458
Selling, general, and administrative expenses	8,917	6,982	20,135	12,936

Operating income (loss)	12,119	4,819	33,822	4,522
Net interest & other expenses	761	674	1,395	1,184

Income (loss) before income taxes	11,358	4,145	32,427	3,338
Provision (benefit) for income taxes	4,089	1,492	11,894	1,202
Net income (loss)	$7,269	$2,653	$20,533	$2,136

Net income (loss) per common and common equivalent shares — basic	$.47	$.18	$1.34	$.14

Weighted average common and common equivalent shares — basic	15,367	15,119	15,287	15,119
Net income (loss) per common and common equivalent shares — diluted	$.46	$.17	$1.31	$.14

Weighted average common and common equivalent shares — diluted	15,727	15,212	15,713	15,193
Cash dividends declared per share	$—	$—	$—	$—

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$20,533	$2,136
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,642	6,157
Provision for bad debts	210	90
Changes in operating assets and liabilities:
Accounts receivable	(15,599)	(15,289)
Inventory	(7,240)	6,304
Accounts payable and accrued liabilities	(3,918)	12,440
Other assets and liabilities	(2,342)	(2,224)
Current income taxes receivable/payable	(4,767)	1,958

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,481)	11,572

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,939)	(2,852)
Change in long-term investments	—	(10)
Proceeds from sale of equipment	374	30

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,565)	(2,832)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	19,075	(7,500)
Proceeds from exercise of stock options	2,709	—
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,784	(7,500)

Net increase (decrease) in cash	738	1,240
Cash at beginning of period	391	160

Cash at end of period	$1,129	$1,400

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — STOCK BASED EMPLOYEE COMPENSATION

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

		Quarter Ended		Six Months Ended
		June 30,		June 30,
In Thousands of Dollars, Except Per Share Data		2004	2003	2004	2003
Net income (loss), as reported		7,269	2,653	20,533	2,136
Add:	Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	95	100	187	201

Pro forma net income (loss)		7,174	2,553	20,346	1,935

Net income (loss) per share
	Basic, as reported	$0.47	$0.18	$1.34	$0.14
	Basic, pro forma	$0.47	$0.17	$1.33	$0.13
	Diluted, as reported	$0.46	$0.17	$1.31	$0.14
	Diluted, pro forma	$0.46	$0.17	$1.29	$0.13

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

FORM 10-Q

NOTE 3 — INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$11,365	$12,976
Work-in-process	7,994	5,490
Finished goods	66,172	43,507

	85,531	61,973
Adjust to LIFO cost	(18,947)	(2,629)

	66,584	59,344
Lower of Cost or Market Adjustment	—	—

	$66,584	$59,344

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

NOTE 4 — NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

FORM 10-Q

     The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	6/30/04	6/30/03
Numerator:
Net income	$7,268,635	$2,652,965

Denominator:
Denominator for basic earnings per share — weighted average shares	15,366,516	15,119,065
Effect of dilutive securities:
Employee stock options	360,200	92,911

Denominator for diluted earnings per share — weighted average shares	15,726,716	15,211,976

     The following table sets forth the computation of basic and diluted earnings per share:

	Six Months	Six Months
	Ended	Ended
	6/30/04	6/30/03
Numerator:
Net income	$20,533,271	$2,136,255

Denominator:
Denominator for basic earnings per share — weighted average shares	15,287,103	15,119,065
Effect of dilutive securities:
Employee stock options	425,459	73,821

Denominator for diluted earnings per share — weighted average shares	15,712,562	15,192,886

NOTE 5 — LONG TERM NOTE PAYABLE

Effective August 31, 1999, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with a group of banks (the “Financing Agreement”). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of four new banks to the participant list. The Financing

FORM 10-Q

Agreement provides for maximum borrowings of the lesser of $125 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2004, as computed under the fifth amendment of the Financing Agreement, was $122.2 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2004. Under the amended Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2004, the balance outstanding under the Financing Agreement was $72.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

In December 2001, the Company entered into an interest swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the six months ended June 30, 2004, the Company recorded an unrealized gain of $276,125, resulting in a net unrealized loss of $216,329 recorded in accumulated other comprehensive income (loss) as of June 30, 2004 in the equity section of the balance sheet.

NOTE 6 — STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 149,800 shares. There were no repurchases of stock during the first two quarters of 2004.

NOTE 7 — CONTINGENCIES

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

NOTE 8 — SUBSEQUENT EVENTS

On July 20, 2004 the Company held a special meeting of stockholders to vote upon a proposal to amend the Company’s Certificate of Incorporation to increase the authorized shares of common stock of the Company from 20,000,000 to 40,000,000 in order to

FORM 10-Q

permit, among other things, a 3-for-2 stock split to be paid as a 50% stock dividend on its common stock. The stockholders approved this amendment.

At a Board of Directors meeting also held on July 20, 2004, the Board of Directors declared a 3-for-2 stock split to be effected as a 50% stock dividend to stockholders of record as of the close of business on August 6, 2004, to be paid on August 16, 2004. The per share amounts presented in this report have not been restated to reflect this stock dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

The Company’s operating results in any given time period are driven by several key factors, including; the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 67.1%, 63.9% and 66.6% of the Company’s cost of goods sold during fiscal 2003, 2002 and 2001, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused significant variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2004 and 2003. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Net sales for the second quarter of 2004 amounted to $138.1 million compared with net sales of $80.6 million for the second quarter of 2003. This dollar increase was the result of a 12% increase in the volume of product shipped, coupled with a 53% increase in the average price of wire sold. The Company believes the volume of wire sold increased principally due to the reduced presence of certain competitors in the marketplace. The average cost per pound of raw copper purchased increased in the second quarter of 2004 compared to the second quarter of 2003, and was the principal reason the average

FORM 10-Q

sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $117.1 million, or 84.8% of net sales, in the second quarter of 2004, compared to $68.8 million, or 85.4% of net sales, in the second quarter of 2003. Gross profit increased to $21.0 million, or 15.2% of net sales, in the second quarter of 2004 versus $11.8 million, or 14.6% of net sales, in the second quarter of 2003. The increased gross profit and gross margin percentages were primarily the result of the increased volumes and prices in 2004 versus 2003.

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

As a result of increasing copper costs during the second quarter 2004, a LIFO adjustment was recorded increasing cost of sales by $1.0 million during the quarter. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the second quarter of 2004 were $7.2 million, or 5.2% of net sales, compared to $5.1 million, or 6.4% of net sales, in the second quarter of 2003. The percentage decrease was due to the increase in selling prices per pound of wire that reduced the freight costs as a percentage of net sales. General and administrative expenses increased to $1.7 million, or 1.2% of net sales, in the second quarter of 2004 compared to $1.8 million, or 2.2% of net sales, in the second quarter of 2003. The General and Administrative costs are semi-fixed by nature and therefore did not increase proportionately with sales and dropped as a percentage of sales. The provision for bad debts was $30,000 in the second quarter of 2004 versus $45,000 in the second quarter of 2003.

Net interest expense was $761,000 in the second quarter of 2004 compared to $673,000 in the second quarter of 2003. The increase was due to slightly higher average debt balances and interest rates during the second quarter of 2004 than in the comparable period during 2003.

As a result of the foregoing factors, the Company’s net income increased to $7.3 million in the second quarter of 2004 from $2.7 million in the second quarter of 2003.

FORM 10-Q

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Net sales for the first six months of 2004 amounted to $297.1 million compared with net sales of $147.7 million for the first half of 2003. This dollar increase was the result of a 29% increase in the volume of product shipped, coupled with a 55% increase in the average price of wire sold. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $243.1 million in the first six months of 2004, compared to $130.3 million in the first six months of 2003. Gross profit increased to $54.0 million, or 18.2% of net sales, in the first six months of 2004 versus $17.5 million, or 11.8% of net sales, in the first six months of 2003. The increased gross profit and gross margin percentages were primarily the result of the increased volumes and prices in 2004 versus 2003.

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

As a result of increasing copper costs during the first six months of 2004, a LIFO adjustment was recorded increasing cost of sales by $16.3 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2004 were $16.2 million, or 5.5% of net sales, compared to $9.5 million, or 6.4% of net sales, in the same period of 2003. The percentage decrease was due to a decrease in freight costs as a percentage of net sales, attributable to freight becoming relatively lower as sales prices increased substantially in 2004. General and administrative expenses increased to $3.7 million, or 1.2% of net sales, in the first six months of 2004 compared to $3.3 million, or 2.3% of net sales, in the same period of 2003. General and administrative costs are semi-fixed in nature and decreased dramatically in percentage terms as the Company more than doubled sales dollars in 2004 versus 2003. The provision for bad debts was $210,000 in the first six months of 2004 versus $90,000 in the first six months of 2003, as the Company added to its provision to reflect the larger accounts receivable balances outstanding consistent with the rapid growth of sales.

FORM 10-Q

Net interest expense was $1,395,000 in the first six months of 2004 compared to $1,184,000 in the first half of 2003. The increase was due to higher average debt balances during the first six months of 2004 than during the comparable period of 2003.

As a result of the foregoing factors, the Company’s net income increased to $20.5 million in the first half of 2004 from $2.1 million in the first half of 2003.

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

Effective August 31, 1999, the Company through Encore Wire Limited, refinanced its unsecured loan facility with a group of banks (the “Financing Agreement”). The Company is a guarantor of the indebtedness. Obligations under the Financing Agreement are the only contractual obligations or commercial commitments of the Company. The Financing Agreement has been amended five times since August 31, 1999, primarily to extend the terms to May 31, 2007. The fifth amendment, which was executed on January 15, 2004, also expanded the credit line from $65 million to $125 million with the addition of four new banks to the participant list. The Financing Agreement provides for maximum borrowings of the lesser of $125.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2004, as computed under the fifth amendment of the Financing Agreement, was $122.2 million.

The Financing Agreement is unsecured and contains customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2004. Under the amended Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2004, the balance outstanding under the Financing Agreement was $72.5 million. Amounts outstanding under the Financing Agreement are payable on May 31, 2007, with interest payments due quarterly.

In December 2001, the Company entered into an interest swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the six months ended June 30, 2004, the Company recorded an unrealized gain of $276,125, resulting in a net unrealized loss of $216,329 recorded as of June 30, 2004 in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

FORM 10-Q

Cash used in operations was $7.5 million in the first six months of 2004 compared to $11.6 million of cash provided by operations in the first six months of 2003. This decrease in cash provided by operations resulted primarily from an increase in accounts receivable of $15.6 million and an increase in inventory of $7.2 million in the first six months of 2004, versus an increase in accounts receivable of $15.3 million and a decrease in inventory of $6.3 million in the first six months of 2003, further increased by a decrease in accounts payable of $3.2 million and a $4.8 million decrease in income taxes payable in the first six months of 2004 versus a increase of $12.4 million in the first six months of 2003. The increase in accounts receivable and inventory is due to the growth in the Company’s unit sales and the rising prices of copper and wire. The decreases in accounts payable and taxes payable are primarily timing differences. This increase in working capital is to be expected in the case of a company growing its sales as the Company did in the year over year comparison. The earnings by the Company, however, minimized this impact, as illustrated by the fact that working capital increased by $34.6 million in the first six months of 2004 which along with the $13.6 million in first six months net capital expenditures created a cash need of $48.5 million of which only $19.1 million came from increased borrowings and $2.7 million came from proceeds from the exercise of stock options, while $26.7 million was internally generated. Cash used in investing activities increased to $13.6 million in the first six months of 2004 from $2.8 million in the first six months of 2003. In 2004, the funds were used primarily to begin construction of the new 162,000 square foot addition to the Company’s distribution center as well as the purchase of associated manufacturing equipment that was part of the Company’s capital plan announced in a press release issued on February 3, 2004. The $21.8 million of cash provided by financing activities in the first six months of 2004 was a result of the Company’s increase in outstanding bank debt and from the sale of common stock through option exercises.

During the remainder of 2004, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations. The total capital expenditures associated with these projects are currently estimated to be in the $18.0 to $21.0 million range in 2004. The Company will also continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the amended Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

FORM 10-Q

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

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting subsequent to the period covered by this report.

FORM 10-Q

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 300,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 150,200 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 149,800 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 149,800 shares. There were no repurchases of stock during the first two quarters of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Stockholders

(a)	The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 4, 2004.

(b)	Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

(c)	Out of a total of 15,308,688 shares of the Company’s common stock outstanding and entitled to vote, 14,596,491 shares were present in person or by proxy, representing approximately 95.3% of the outstanding shares.

The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. No nominee for director received less than 86.5% of the shares voted. The following table presents the number of votes received by and voted against each nominee for director.

FORM 10-Q

	NUMBER OF	NUMBER OF
NOMINEE FOR DIRECTOR	VOTES RECEIVED	VOTES AGAINST
Vincent A. Rego	14,464,815	131,676
Donald E. Courtney	14,444,160	152,331
Daniel L. Jones	14,439,510	156,981
Thomas L. Cunningham	14,538,678	57,813
William R. Thomas	14,465,117	131,374
John H. Wilson	14,534,178	62,313
Joseph M. Brito	14,571,379	25,112
Scott D. Weaver	12,169,372	1,977,119

The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2004. The resolution was adopted with the holders of 14,323,010 shares voting in favor of the resolution and the holders of 270,955 shares voting against. Holders of 2,526 shares abstained from voting.

(d)	Inapplicable.

Special Meeting of Stockholders

(a)	A special meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on July 20, 2004.

(b)	Inapplicable.

(c)	Out of a total of 15,387,876 shares of the Company’s common stock outstanding and entitled to vote, 14,298,450 shares were present in person or by proxy, representing approximately 92.9% of the outstanding shares.

The matter voted on by the stockholders, as fully described in the proxy statement for the special meeting, was a proposal to amend the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock from 20,000,000 to 40,000,000 to permit, among other things, a 3-for-2 stock split to be paid as a 50% stock dividend. The proposal to amend the Company’s Certificate of Incorporation was adopted with the holders of 14,182,498 shares voting in favor of the proposal. The holders of 114,712 shares voted against the proposal, and the holders of 1,240 shares abstained from voting.

Following the special meeting of stockholders, the Board of Directors of the Company met and declared a 3-for-2 stock split to be paid as a 50% stock dividend on the Company’s common stock. The stock dividend is payable August 16, 2004 to stockholders of record at the close of business on August 6, 2004. No fractional shares will be issued in connection with the stock split; each stockholder of the Company entitled

FORM 10-Q

to receive a fraction of a share of common stock as a result of the stock split will be entitled to receive a cash payment in lieu of any such fraction of a share. The Board of Directors also approved the amendment and restatement of the Bylaws of the Company to clarify the respective duties of the Chairman of the Board and the President of the Company.

(d)	Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter of 2004; however, the following reports on Form 8-K were “furnished” to the SEC during the second quarter of 2004:

On April 22, 2004, the Company furnished a report on Form 8-K pursuant to Items 7(c), 9 and 12 indicating that the Company issued an earnings release describing selected financial results of the Company for the first quarter of 2004.

On May 10, 2004, the Company furnished a report on Form 8-K pursuant to Items 7(c), and 9 indicating that the Company issued a press release regarding a proposed charter amendment to increase the Company’s authorized shares of common stock from 20,000,000 to 40,000,000 to permit a 3-for-2 stock split to be paid as a 50% stock dividend on the Company’s common stock.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)
Dated: August 6, 2004	/s/ VINCENT A. REGO
Vincent A. Rego, Chairman of the Board and
Chief Executive Officer

Dated: August 6, 2004	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Operating Officer

Dated: August 6, 2004	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary Chief Financial Officer

FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (included herein).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through July 20, 2004 (included herein).

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

10.6	Fifth Amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of

FORM 10-Q

Exhibit
Number	Description

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

31.1
Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated August 6, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 6, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated August 6, 2004 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 6, 2004 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.