Form 10-Q
period 2004-09-30
ENCORE WIRE CORP /DE/
filed 2004-11-08
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 0-20278

ENCORE WIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2274963 (I.R.S. employer identification number)

1410 Millwood Road McKinney, Texas (Address of principal executive offices)	75069 (Zip code)

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

Number of shares of Common Stock outstanding as of October 31, 2004: 23,104,164

Page 1 of 21 Sequentially Numbered Pages
Index to Exhibits on Page 20

FORM 10-Q

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

FORM 10-Q

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
In Thousands of Dollars	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash	$4,196	$391
Accounts receivable (net of allowance of $532 and $490)	117,076	81,430
Inventories (Note 3)	51,746	59,344
Prepaid expenses and other assets	7,925	5,112
Current taxes receivable	4,613	—

Total current assets	185,556	146,277
Property, plant and equipment-on the basis of cost:
Land	5,894	5,858
Construction in progress	6,325	2,396
Buildings and improvements	31,120	30,855
Machinery and equipment	115,747	104,849
Furniture and fixtures	2,992	2,942

Total property, plant, and equipment	162,078	146,900
Accumulated depreciation and amortization	75,672	67,976

	86,406	78,924
Other assets	126	98

Total assets	$272,088	$225,299

Note:	The consolidated balance sheet at December 31, 2003 as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2004	2003
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Notes)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,343	$24,430
Accrued liabilities	11,231	10,432
Current income taxes payable	—	5,158
Current deferred income taxes	1,165	—

Total current liabilities	38,739	40,020
Non-current deferred income taxes	12,157	10,078
Long-term notes payable	69,000	53,425
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued 25,863,114 and 25,450,125 shares; outstanding 23,104,164 and 22,691,175 shares	259	255
Additional paid-in capital	36,865	34,108
Treasury stock 2,758,950 and 2,758,950 shares at cost	(15,275)	(15,275)
Accumulated other comprehensive income (loss)	239	(492)
Retained earnings	130,104	103,180

Total stockholders’ equity	152,192	121,776

Total liabilities and stockholders’ equity	$272,088	$225,299

Note:	The consolidated balance sheet at December 31, 2003, as presented, is derived from the audited consolidated financial statements at that date.

Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2004	2003	2004	2003
Net sales	$158,629	$113,877	$455,719	$261,614
Cost of goods sold	136,859	96,255	379,991	226,534

Gross profit	21,770	17,622	75,728	35,080
Selling, general, and administrative expenses	11,124	8,935	31,260	21,871

Operating income (loss)	10,646	8,687	44,468	13,209
Net interest & other expenses	661	527	2,055	1,712

Income (loss) before income taxes	9,985	8,160	42,413	11,497
Provision (benefit) for income taxes	3,594	2,938	15,489	4,139

Net income (loss)	$6,391	$5,222	$26,924	$7,358

Net income (loss) per common and common equivalent shares – basic	$.28	$.23	$1.17	$.32

Weighted average common and common equivalent shares – basic	23,104	22,681	22,989	22,679
Net income (loss) per common and common equivalent shares - diluted	$.27	$.23	$1.14	$.32

Weighted average common and common equivalent shares - diluted	23,478	22,958	23,545	22,807

Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$26,924	$7,358
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,619	9,070
Provision for bad debts	255	135
Changes in operating assets and liabilities:
Accounts receivable	(35,902)	(34,589)
Inventory	7,598	(5,242)
Accounts payable and accrued liabilities	3,444	30,526
Other assets and liabilities	(7,507)	(3,298)
Current income taxes receivable/payable	(1,914)	3,771

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,517	7,731

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,613)	(3,613)
Change in long-term investments	(38)	81
Proceeds from sale of equipment	2,603	117

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,048)	(3,415)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	15,575	(4,205)
Proceeds from exercise of stock options	2,761	19
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,336	(4,186)

Net increase (decrease) in cash	3,805	130
Cash at beginning of period	391	160

Cash at end of period	$4,196	$290

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2004	2003	2004	2003
Net income (loss), as reported	$6,391	$5,222	$26,924	$7,358
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	95	95	282	296

Pro forma net income (loss)	$6,296	$5,127	$26,642	$7,062

Net income (loss) per share
Basic, as reported	$0.28	$0.23	$1.17	$0.32
Basic, pro forma	$0.27	$0.23	$1.16	$0.31
Diluted, as reported	$0.27	$0.23	$1.14	$0.32
Diluted, pro forma	$0.27	$0.22	$1.13	$0.31

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

FORM 10-Q

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$9,330	$12,976
Work-in-process	8,234	5,490
Finished goods	52,322	43,507

	69,886	61,973
Adjust to LIFO cost	(18,140)	(2,629)

	51,746	59,344
Lower of Cost or Market Adjustment	—	—

	$51,746	$59,344

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. During the third quarter of 2004, the Company liquidated the LIFO inventory layer established in 2003 and a portion of the layer established in 2002. Under LIFO, these prior year layers were liquidated at historical costs that were substantially less than current cost. The net effect of these prior year inventory layer liquidations was to reduce cost of sales by $3.6 million in the quarter, which resulted in a $2.3 million increase in net income after tax.

NOTE 4 – NET INCOME PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

FORM 10-Q

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	9/30/04	9/30/03
Numerator:
Net income	$6,390,548	$5,222,122

Denominator:
Denominator for basic earnings per share – weighted average shares	23,104,164	22,680,837
Effect of dilutive securities:
Employee stock options	374,219	277,410

Denominator for diluted earnings per share – weighted average shares	23,478,383	22,958,247

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months	Nine Months
	Ended	Ended
	9/30/04	9/30/03
Numerator:
Net income	$26,923,819	$7,358,378

Denominator:
Denominator for basic earnings per share – weighted average shares	22,988,913	22,679,352
Effect of dilutive securities:
Employee stock options	556,306	127,929

Denominator for diluted earnings per share – weighted average shares	23,545,219	22,807,281

FORM 10-Q

NOTE 5 – LONG TERM NOTE PAYABLE

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2004, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven year duration of these notes.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2004. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2004, the total balance outstanding under the Financing Agreement and the Senior Notes was $69.0 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the nine months ended September 30, 2004, the Company recorded an unrealized gain of $731,032, resulting in a net unrealized gain of $238,578 recorded in accumulated other comprehensive income

FORM 10-Q

(loss) as of September 30, 2004 in the equity section of the balance sheet to account for the net effect of the two interest rate swaps.

NOTE 6 – STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 224,700 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 224,700 shares. There were no repurchases of stock during the first three quarters of 2004.

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

FORM 10-Q

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2004 and 2003. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net sales for the third quarter of 2004 amounted to $158.6 million compared with net sales of $113.9 million for the third quarter of 2003. This 39% dollar increase was primarily the result of a 38% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased in the third quarter of 2004 compared to the third quarter of 2003, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $136.9 million, or 86.3% of net sales, in the third quarter of 2004, compared to $96.3 million, or 84.5% of net sales, in the third quarter of 2003. Gross profit increased to $21.8 million, or 13.7% of net sales, in the third quarter of 2004 versus $17.6 million, or 15.5% of net sales, in the third quarter of 2003. The increased gross profit dollar increase was primarily the result of the increased prices in 2004 versus 2003 while gross margin percentages were negatively impacted by price competition.

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period.

Despite increasing copper costs during the third quarter 2004, a LIFO adjustment was recorded decreasing cost of sales by $.8 million. During the quarter, the Company liquidated the LIFO inventory layer established in 2003 and a portion of the layer established in 2002. Under LIFO, these prior year layers were liquidated at historical costs that were substantially less than current cost. The net effect of these prior year inventory layer liquidations was to reduce cost of sales by $3.6 million in the quarter, which resulted in a $2.3 million increase in net income after tax. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

FORM 10-Q

Selling expenses for the third quarter of 2004 were $9.3 million, or 5.8% of net sales, compared to $7.1 million, or 6.3% of net sales, in the third quarter of 2003. The percentage decrease was due to the increase in selling prices per pound of wire that reduced the freight costs as a percentage of net sales. General and administrative expenses increased to $1.8 million, or 1.2% of net sales, in the third quarter of 2004 compared to $1.7 million, or 1.5% of net sales, in the third quarter of 2003. The General and Administrative costs are semi-fixed by nature and therefore did not increase proportionately with sales and dropped as a percentage of sales. The provision for bad debts was $45,000 in the third quarter of 2004 versus $45,000 in the third quarter of 2003.

Net interest expense was $661,000 in the third quarter of 2004 compared to $527,000 in the third quarter of 2003. The increase was due to slightly higher average debt balances and interest rates during the third quarter of 2004 than in the comparable period during 2003.

As a result of the foregoing factors, the Company’s net income increased to $6.4 million in the third quarter of 2004 from $5.2 million in the third quarter of 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Net sales for the first nine months of 2004 amounted to $455.7 million compared with net sales of $261.6 million for the first nine months of 2003. This dollar increase was the result of a 18% increase in the volume of product shipped, coupled with a 49% increase in the average price of wire sold. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $380.0 million in the first nine months of 2004, compared to $226.5 million in the first nine months of 2003. Gross profit increased to $75.7 million, or 16.6% of net sales, in the first nine months of 2004 versus $35.1 million, or 13.4% of net sales, in the first nine months of 2003. The increased gross profit and gross margin percentages were primarily the result of the increased volumes and prices in 2004 versus 2003.

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

FORM 10-Q

As a result of increasing copper costs during the first nine months of 2004, a LIFO adjustment was recorded increasing cost of sales by $15.5 million during the period. The $15.5 million net LIFO adjustment was partially offset by the $3.6 million effect of the liquidation of the LIFO inventory layer established in 2003 and a portion of the 2002 layer, as discussed in the quarterly section above. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a lower of cost or market adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2004 were $25.5 million, or 5.6% of net sales, compared to $16.6 million, or 6.4% of net sales, in the same period of 2003. The percentage decrease was due to a decrease in freight costs as a percentage of net sales, attributable to freight becoming relatively lower as sales prices increased substantially in 2004. General and administrative expenses increased to $5.5 million, or 1.2% of net sales, in the first nine months of 2004 compared to $5.1 million, or 1.9% of net sales, in the same period of 2003. General and administrative costs are semi-fixed in nature and decreased dramatically in percentage terms as the Company dramatically increased sales dollars in 2004 versus 2003. The provision for bad debts was $255,000 in the first nine months of 2004 versus $135,000 in the first nine months of 2003, as the Company added to its provision to reflect the larger accounts receivable balances outstanding consistent with the rapid growth of sales.

Net interest expense was $2,055,000 in the first nine months of 2004 compared to $1,712,000 in the first nine months of 2003. The increase was due to higher average debt balances during the first nine months of 2004 than during the comparable period of 2003.

As a result of the foregoing factors, the Company’s net income increased to $26.9 million in the first nine months of 2004 from $7.4 million in the first nine months of 2003.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customer’s prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its revolving credit facilities and sales of its common stock. The Company uses its’ revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital. The total debt balance fluctuates daily as cash inflows differ from cash outflows. The ending balance of debt outstanding at the end of a quarter, coupled with explanations detailing cash flows and changes in the debt balance in these quarterly reports, is representative of the net effect of these cash flows during the period.

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged

FORM 10-Q

for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2004, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven year duration of these notes.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2004. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2004, the total balance outstanding under the Financing Agreement and the Senior Notes was $69.0 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement fix the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder that is based on certain financial ratios contained in the loan covenants. This three-year agreement expires on December 20, 2004. For the nine months ended September 30, 2004, the Company recorded an unrealized gain of $731,032, resulting in a net unrealized gain of $238,578 recorded in accumulated other comprehensive income (loss) as of September 30, 2004 in the equity section of the balance sheet to account for the net effect of the two interest rate swaps.

Cash provided by operations was $1.5 million in the first nine months of 2004 compared to $7.7 million of cash provided by operations in the first nine months of 2003. This decrease in cash provided by operations resulted primarily from a shift in income taxes payable / receivable of $5.7 million from 2003 to 2004. The decrease in taxes payable is primarily the result of the company taking advantage of accelerated depreciation under

FORM 10-Q

current tax laws and changing its’ tax inventory accounting method from FIFO to LIFO. All other items that changed from year to year were associated with the growth in earnings in 2004 and timing differences. Cash used in investing activities increased to $16.0 million in the first nine months of 2004 from $3.4 million in the first nine months of 2003. In 2004, the funds were used primarily to construct the new 162,000 square foot addition to the Company’s distribution center as well as the purchase of associated manufacturing equipment that was part of the Company’s capital plan announced in a press release issued on February 3, 2004. The $18.3 million of cash provided by financing activities in the first nine months of 2004 was a result of the Company’s increase in outstanding bank debt and from the sale of common stock through option exercises.

During the remainder of 2004, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations. The total capital expenditures associated with these projects are currently estimated to be in the $19.0 to $21.0 million range in 2004. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the new Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that

FORM 10-Q

evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed in this report has been accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure and that the Company’s disclosure controls and procedures are functioning effectively.

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the period covered by this report.

Part II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. Early in 2003, the Board of Directors extended this program through December 31, 2003 for the remaining 224,700 shares. There were no repurchases of stock in 2003. In February 2004, the Board of Directors extended this program through December 31, 2004 for the remaining 224,700 shares. There were no repurchases of stock during the first three quarters of 2004.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: November 8, 2004	/s/ VINCENT A. REGO

Vincent A. Rego, Chairman of the Board and Chief Executive Officer

Dated: November 8, 2004	/s/ DANIEL L. JONES

Daniel L. Jones, President and Chief Operating Officer

Dated: November 8, 2004	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance, Treasurer and Secretary Chief Financial Officer

FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (included herein).

10.2	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (included herein).

10.3*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.4*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated November 8, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 8, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

FORM 10-Q

Exhibit Number	Description
32.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated November 8, 2004 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 8, 2004 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.