Form 10-K
period 2004-12-31
ENCORE WIRE CORP /DE/
filed 2005-03-15
CIK 850460

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE ACT OF 1934 (No fee required)

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
            ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).
     Yes ☑ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $297,512,949 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

Number of shares of Common Stock outstanding as of March 4, 2005: 23,107,128

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2005 annual meeting of stockholders – Part III

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

Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic wires. The colors have improved on the job safety and reduced installation times for contractors.

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

Products

Encore offers a residential wire product line that consists primarily of NM cable and UF cable. Encore’s commercial product line consists primarily of THWN-2, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company’s NM, UF and THWN-2 cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock-keeping units (“SKUs”) of residential wire and between 4,000 and 4,500 SKUs of commercial wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.

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

Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap.

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

Customers

Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 60% of the top 200 wholesale electrical distributors (by volume) in the United States according to information reported in the June 2004 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2004.

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

Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. At December 31, 2004, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.

Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.

The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience in 2004, 2003 and 2002 was 0.04%, 0.05% and 0.06% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty.

Employees

Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant’s efficient operation. The Company attributes the motivation of these employees largely to the fact that a significant portion of their compensation comes from incentive pay that is tied to productivity and quality standards. The Company believes that its incentive program focuses its employees on maintaining product quality.

Encore emphasizes safety to its manufacturing employees through its safety program. On a weekly basis, each team of employees meets to review safety standards and, on a monthly basis, a group of participants from each team discusses safety issues and inspects each area of the plant for compliance. The Company’s safety program is an integral part of its focus on cost control.

As of December 31, 2004, Encore had 643 employees, 563 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials

The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.

The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2004, the copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During 2004, this facility produced all of the Company’s PVC requirements.

Competition

The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Corporation, Cerro Wire and Cable Co., Inc., and Essex Electric Inc. (a subsidiary of Alpine Group, Inc.).

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

Intellectual Property Matters

The Company owns the following federally registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,582,340 for the mark “NONLEDEX” for use in connection with the conductor insulation material; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark “HANDY MAN’S CHOICE”. The current terms of trademark protection for these marks will expire on various dates through 2014, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.

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

ITEM 2. PROPERTIES

Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 105 acres and consist of buildings containing approximately 1,113,000 square feet of floor space, of which approximately 24,000 square feet is used for office space and 1,089,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.

In the fourth quarter of fiscal 2004, the Company completed a 162,000 square foot expansion to the Company’s distribution center. The expansion of the distribution center was part of a $23.8 million capital expenditure program for 2004 that included the expansion of railroad spurs and the installation of new machinery installed in the wire mills designed to address capacity constraints and add flexibility to manufacturing scheduling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Information regarding Encore’s executive officers including their respective ages at March 19, 2005 is set forth below:

Name	Age	Position with Company
Vincent A. Rego	81	Chairman of the Board of Directors, and Chief Executive Officer

Daniel L. Jones	41	President, Chief Operating Officer, and Member of the Board of Directors

Frank J. Bilban	48	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s National Market under the symbol “WIRE.” The following table sets forth the high and low closing sales prices per share for the Common Stock as reported in the NASDAQ Stock Market’s National Market for the periods indicated. On August 16, 2004, the Company effected a three-for-two stock split in the form of a stock dividend payable to stockholders of record at the close of business on August 6, 2004. All prior share and per share amounts have been restated to reflect the stock split.

2004	High	Low
First Quarter	$24.82	$11.87
Second Quarter	25.80	17.85
Third Quarter	18.54	11.10
Fourth Quarter	16.20	12.20

2003
First Quarter	$6.64	$5.64
Second Quarter	8.04	5.67
Third Quarter	9.72	6.57
Fourth Quarter	12.29	9.18

As of March 4, 2005, there were 96 record holders of the Company’s Common Stock.

The Company has never paid cash dividends. Management presently intends to retain future earnings for the operation and expansion of the Company’s business. The Company’s existing credit arrangements permit the Company to pay cash dividends in the future, subject to certain financial limitations, if the Board of Directors deems it appropriate. The Company did not repurchase any shares of its common stock during the year ended December 31, 2004. For further information see Note 4 of the Consolidated Financial Statements under “Item 8, Financial Statements and Supplementary Data.”

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2004.

Number of securities
	Number of		remaining available for
	securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	722,500	$6.79	41,750

Equity compensation plans not approved by security holders	0	0	0

TOTAL	722,500	$6.79	41,750

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:

Net sales	$603,225	$384,750	$285,207	$281,010	$283,689

Cost of goods sold	506,819	328,887	250,267	240,553	243,132

Gross profit	96,406	55,863	34,940	40,457	40,557

Selling, general and administrative expenses	42,218	31,090	23,891	24,475	24,027

Operating income	54,188	24,773	11,049	15,982	16,530

Other income (expense):

Interest and other income	473	113	(64)	116	128

Interest expense	(2,857)	(2,423)	(1,666)	(1,833)	(4,080)

Income before income taxes	51,804	22,463	9,319	14,265	12,578

Income tax expense	18,444	8,087	3,355	5,135	4,528

Net income	$33,360	$14,376	$5,964	$9,130	$8,050

Net income per common and common equivalent shares – basic	$1.45	$.63	$.26	$.40	$.35

Net income per common and common equivalent shares – diluted	$1.42	$.63	$.26	$.40	$.35

Weighted average common and common equivalent shares – basic	23,018	22,682	22,805	22,602	22,826

Weighted average common and common equivalent shares – diluted	23,528	22,924	23,009	22,736	23,075

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Balance Sheet Data:

Working capital	$132,682	$106,257	$75,679	$62,363	$68,547

Total assets	251,515	225,299	183,129	171,696	171,839

Long-term debt, net of current portion	49,836	53,425	47,500	30,000	42,600

Stockholders’ equity	159,544	121,776	106,519	102,928	93,546

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry.

Executive Overview

Encore Wire, as stated throughout this report, sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:

•	Industry leading order fill rates and responsive customer service.

•	Product innovations based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing plant.

•	A focused management team leading a highly motivated incentivized work force.

•	Low general & administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.

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

U.S. housing construction activity continues to be strong. Nationally, commercial construction has been down over the last several years, however, industry projections forecast commercial wire sales to improve over the next several years.

General

Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.0%, 67.1%, 63.9%, 66.6%, and 63.9% of the Company’s cost of goods sold during fiscal 2004, 2003, 2002, 2001, and 2000, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The price of copper rose gradually in 2003 and then accelerated its rise in the fourth quarter. In 2004, copper prices trended upward in the first quarter and then traded in a range during the remainder of 2004. However, the Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Stock Split

On August 16, 2004, the Company effected a three-for-two stock split in the form of a stock dividend payable to stockholders of record at the close of business on August 6, 2004. All financial statements and per share amounts included in this Form 10-K for periods prior to August 16, 2004 have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	61.3	57.3	56.1
Other raw materials	9.7	11.7	12.7
Depreciation	1.8	3.1	3.5
Labor and overhead	9.2	11.9	14.2
LIFO adjustment	2.0	2.5	0.7
Lower cost or market adjustment	0.0	(1.0)	0.5

	84.0	85.5	87.7

Gross profit	16.0	14.5	12.3
Selling, general and administrative expenses	7.0	8.1	8.4

Operating income	9.0	6.4	3.9
Other income (expense), net	0.4	0.6	0.6

Income before income taxes	8.6	5.8	3.3
Income tax expense	3.1	2.1	1.2

Net income	5.5%	3.7%	2.1%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2004, 2003, and 2002. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Net sales were $603.2 million in 2004, compared to $384.8 million in 2003 and $285.2 million in 2002. The increase in net sales in 2004 versus 2003 was the net result of a 10.5% increase in the volume of copper pounds of product sold, coupled with a 42.1% increase in the average price of product sold. The large increase in the average price was primarily driven by the increase in raw copper prices in 2004 versus 2003. Changes in the mix of product sold also impacted the average prices to some extent. The increase in net sales in 2003 over 2002 was the net result of a 24.9% increase in the volume of copper pounds of product sold, coupled with a 7.7% increase in average price of product sold and a slight change in the mix of product sold. Sales volume increases are generally due to several factors, including increased customer acceptance and product availability. In 2004, the Company continued to expand sales to its existing customer base and also slightly increased the number of customers to which it sold its products. In 2003, the 24.9% increase in unit sales was due to Encore’s continued historical growth momentum, as well as the fact that significant capacity was taken off-line by competitors, one of whom declared Chapter 7 Bankruptcy and liquidated, and another who closed a major plant. The effect of these two competitors’ actions carried on into 2004 and affected the first half of the year more strongly than the second half. The 42.1% increase in the average price of product sold in 2004 was due primarily to the rising cost of copper during the year. Also in 2004, the company realized an increase in the spread between the sales price of wire and the price of raw copper for the year as a whole. This spread was highest in the first quarter of 2004, with the intense price competition in the building wire industry compressing the Company’s spread during the succeeding three quarters.

Cost of goods sold was $506.8 million in 2004, compared to $328.9 million in 2003 and $250.3 million in 2002. Copper costs increased to $370.1 million in 2004 from $220.6 million in 2003 and $159.9 million in 2002. Copper costs as a percentage of net sales increased to 61.4% in 2004 from 57.3% in 2003 and 56.1% in 2002. The increase as a percentage of net sales was due to copper costs rising more than other costs and more than the price of copper wire sold, in percentage terms as discussed above. Other raw material costs as a percentage of net sales were 9.7%, 11.7% and 12.7%, in 2004,

2003, and 2002, respectively. The decrease is due primarily to the Company’s cost of other raw materials per pound of copper sold increasing less than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 10.9% in 2004, compared to 14.9% in 2003 and 17.8% in 2002. The percentage decrease in 2004 was due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.

Inventories consist of the following at December 31:

	2004	2003	2002

Raw materials	$5,025,479	$12,975,655	$12,690,079
Work-in-process	5,311,035	5,490,458	4,231,225
Finished goods	43,389,467	43,506,841	30,215,622

	53,725,981	61,972,954	47,136,926
Adjust to LIFO cost	(14,614,598)	(2,629,089)	7,017,373
Lower of cost or market adjustment	0	0	(3,989,406)

	$39,111,383	$59,343,865	$50,164,893

Copper prices trended upward in the first quarter of 2004, and then traded in a more stable range during the remainder of 2004. As of December 31, 2004, the value of all inventories using the LIFO method was less than the FIFO value by $14.6 million. This differential increased $12.0 million versus the December 31, 2003 differential of $2.6 million, resulting in a corresponding increase of $12.0 million in cost of goods sold. Due to the management of inventory levels during the third and fourth quarters of 2004, the Company liquidated the LIFO inventory layers established in 2003, 2002, 2001, 1999 and a portion of the inventory layer established in 1998. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $11.7 million for the full year and net income for the full year by $7.5 million. As of December 31, 2004, the LIFO cost basis of inventory was less than the market value resulting in no lower of cost or market adjustment being required. Copper prices trended upward during 2003. As of December 31, 2003, the value of all inventories using the LIFO method was less than the FIFO value by $2.6 million. This differential was $9.6 million less than the December 31, 2002 debit differential of $7.0 million, resulting in a corresponding increase of $9.6 million in cost of goods sold. As of December 31, 2003, the LIFO cost basis of inventory was less than the market value resulting in the Company reversing the lower of cost or market reserve that existed at the end of 2002, which decreased cost of goods sold by $4.0 million. The net effect of these two adjustments increased cost of goods sold for the year by $5.7 million. As of December 31, 2002, the value of all inventories using the LIFO method was greater than the FIFO value by $7.0 million. This differential was $1.9 million less than the December 31, 2001 differential of $8.9 million, resulting in a corresponding increase in cost of goods sold. As of December 31, 2002, the LIFO cost basis of inventory exceeded its market value by $4.0 million, resulting in the Company establishing a lower of cost of market reserve for this amount, which increased cost of goods sold by $1.4 million. The net effect of these two adjustments increased cost of goods sold for the year by $3.3 million.

Gross profit increased to $96.4 million, or 16.0% of net sales in 2004 from $55.9 million, or 14.5% of net sales in 2003 and from $34.9 million, or 12.3% of net sales, in 2002. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $34.4 million in 2004, $24.0 million in 2003 and $17.9 million in 2002. As a percentage of net sales, selling expenses dropped to 5.7% in 2004, versus 6.3% in 2003 and 6.3% in 2002. The percentage drop was due to freight expenses dropping in relation to sales, which increased dramatically in 2004. General and administrative expenses, as a percentage of net sales, were 1.3% in 2004, 1.8% in 2003 and 2.1% in 2002. In 2004 and 2003, general and administrative costs decreased as a percent of net sales due to the semi-fixed nature of many of these costs.

Interest expense increased to $2.9 million in 2004 from $2.4 million in 2003 and $1.7 million in 2002. The increases in the last two years are due to the higher average debt levels in 2004 and 2003. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $165,000 in 2004 and $349,000 in 2002. No interest expense relating to the construction of assets was capitalized in 2003.

The Company’s effective tax rate was 35.6% in 2004 and 36.0% in 2003 and 2002. The slight decrease in the effective tax rate in 2004 was primarily due to less overall state tax expense as a percentage of pre-tax income.

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, there is no impact to the Company’s deferred tax assets or liabilities existing as of the enactment date. Rather, the impact of any deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

As a result of the foregoing factors, the Company’s net income was $33.4 million in 2004, $14.4 million in 2003 and $6.0 million in 2002.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net income	$33,360	$14,376	$5,964

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,626	12,630	10,686
Other non-cash items	6,262	1,953	(746)
(Increase) decrease in accounts receivable, inventory and other assets	(11,066)	(48,630)	(4,683)
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	(15,253)	19,743	(9,694)

Net cash provided by operating activities	24,929	72	1,527

Investing activities:
Purchases of property, plant and equipment (net)	(21,314)	(5,822)	(18,801)

Financing activities:
Increase (decrease) in indebtedness, net	(4,128)	5,925	17,500
Issuances of common stock	2,761	56	97
Purchase of treasury stock	–	–	(1,415)

Net cash provided by (used in) financing activities	(1,367)	5,981	16,182

Net increase (decrease) in cash	$2,248	$231	$(1,092)

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock.

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company arranged for a private placement of debt by entering into a Note Purchase Agreement (the “Note Purchase Agreement”). The Company and its wholly owned subsidiaries are the guarantors of the indebtedness under each of these agreements. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2004, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million. As of December 31, 2004, the Company had total borrowings of $4.8 million outstanding under the Financing Agreement.

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2004, the Company recorded an unrealized addition to Notes Payable on the balance sheet of $539,482 to account for the fair value of the interest rate swap.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2004. Under the Financing Agreement, the Company is permitted to pay cash dividends subject to certain financial limitations. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program twice through December 31, 2004 for the remaining 224,700 shares, however there were no repurchases of stock in 2003 or 2004.

Cash provided by operations was $24.9 million in 2004 compared to $0.1 million in 2003 and $1.5 million in 2002. The increase in 2004 versus 2003 was due primarily to a $19.0 million increase in net income as well as a $20.2 million decrease in inventory, offset by a $27.6 million increase in accounts receivable. Inventories quantities were cut in raw materials and finished goods, as the Company worked to increase inventory turns while maintaining order fill rates. This was accomplished by pressuring suppliers to be more responsive as well as utilizing the flexibility in receiving copper with the additional railroad tracks and utilizing the flexibility of the new machinery put in service in the wire mills to respond quickly to changes in product demand. In 2003, cash flow from operations was used primarily for a $35.0 million increase in accounts receivable due to higher sales dollars in the fourth quarter of 2003 versus the fourth quarter of 2002.

Cash used in investing activities increased to $21.3 million from $5.8 million in 2003 and $18.8 million in 2002. During 2004 capital expenditures increased to expand the distribution center, expand railroad access and selectively add machinery to increase efficiency in the wire mills. 2003 was a low year for capital expenditures. In 2002, capital expenditures were made to complete Plant 3 and buy new manufacturing equipment. The relatively high level of capital expenditures in 2004 was funded by the strong operating cash flow discussed above, which also funded cash used in financing activities of $1.4 million. The cash provided by financing activities in 2003 was used to fund the increased working capital demands resulting from the increased sales in 2003. The cash provided by financing activities in 2002 was used primarily to fund capital expenditures. Cash provided by financing activities was reduced by $1.4 million in 2002 as a result of the purchase of Company common stock. Cash provided by financing activities was increased by $2.8 million in 2004, $0.1 million in 2003 and $0.1 million in 2002, as the result of the issuance of common stock, primarily to satisfy employee option exercises.

During 2005, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations. The Company also expects its working capital requirements may increase during 2005 as a result of continued increases in sales and potential increases in the price of copper. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of December 31, 2004.

		Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$49,297	$—	$—	$4,297	$45,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	25,329	25,329	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$74,626	$25,329	$—	$4,297	$45,000

Note:	Amounts listed as purchase obligations consist of major raw material purchase orders open as of December 31, 2004.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Consolidated Financial Statements. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2004, a $0.05 reduction in the fair market value of copper per pound would not have resulted in any lower of cost or market reserve for the year ended December 31, 2004. However, larger decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all non-vested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of other models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier application is permitted. The provisions of SFAS No. 151 are to be applied prospectively. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial condition, results of operations, or cash flows.

Information Regarding Forward Looking Statements

This report contains various forward-looking statements and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:

•	Fluctuations in the global and national economy.

•	Fluctuations in the level of activity in the construction and remodeling industries.

•	Demand for the Company’s products.

•	The impact of price competition on the Company’s margins.

•	Fluctuations in the price of copper and other key raw materials.

•	The loss of key manufacturers representatives who sell the Company’s product line.

•	Fluctuations in utility costs, especially electricity and natural gas.

•	Fluctuations in insurance costs of various types.

•	Weather related disasters at the Company’s and/or key vendor’s operating facilities.

•	Stock price fluctuations due to “stock market expectations”.

•	Unforeseen future legal issues and/or government regulatory changes.

•	Fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable financing.

This list highlights some of the major factors that could affect the Company’s operation or stock price, but cannot enumerate all the potential issues that management faces on a day-to-day basis, many of which are totally out of management’s control. For further discussion of the factors described herein and their potential effects on the Company, see “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in metal futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. However, the Company is generally exposed to commodity price and interest rate risks. In order to take advantage of the relatively large difference between prevailing interest rates in 2004 and the fixed rate on the Company’s $45 million seven-year notes, the Company entered into an interest rate swap agreement on this fixed portion of its long-term debt. This arrangement was entered into to float the interest rate on that portion of the debt until August 2011.

The Company purchases copper cathode primarily from producers and merchants at prices determined each month based on the average daily closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.

Interest rate risk is attributable to the Company’s long-term debt. Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, entered into “the Financing Agreement”. Effective the same day and concurrent with the Financing Agreement, the Company entered into “the Note Purchase Agreement”. The Company and its wholly owned subsidiaries are the guarantors of the indebtedness under both of these agreements. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Amounts outstanding under the Note Agreement are payable on August 27, 2011, with interest only payments due semi-annually. At December 31, 2004, the balances outstanding under the Financing Agreement and the Note Purchase Agreements were $49.8 million, and the average interest rate was 3.36%. There is inherent rollover risk for borrowings under the Financing Agreement as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Holding borrowing levels at December 31, 2004 constant, an average 1% interest rate increase in 2005 would increase interest expense by $492,970.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Wire Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2005

Encore Wire Corporation

Consolidated Balance Sheets

	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$2,639,579	$391,114
Accounts receivable, net of allowance for losses of $577,305 and $490,143 in 2004 and 2003, respectively	108,752,028	81,429,927
Inventories	39,111,383	59,343,865
Income taxes receivable	4,751,043	—
Prepaid expenses and other	6,910,293	5,112,219

Total current assets	162,164,326	146,277,125

Property, plant, and equipment – at cost:
Land and land improvements	6,783,457	5,858,077
Construction-in-progress	3,378,129	2,396,219
Buildings and improvements	37,972,384	30,855,408
Machinery and equipment	115,865,574	104,849,050
Furniture and fixtures	3,194,755	2,941,609

	167,194,299	146,900,363

Accumulated depreciation	(78,515,439)	(67,976,136)

	88,678,860	78,924,227

Other assets	671,899	97,880

Total assets	$251,515,085	$225,299,232

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$15,090,694	$24,430,205
Accrued liabilities	13,658,285	10,431,600
Current income taxes payable	—	5,158,470
Current deferred income taxes	732,931	—

Total current liabilities	29,481,910	40,020,275

Noncurrent deferred income taxes	12,652,428	10,077,560
Long-term note payable	49,836,482	53,425,000
Contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares– 2,000,000. Issued and outstanding shares – none.
Common stock, $.01 par value: Authorized shares – 40,000,000. Issued and outstanding shares – 25,863,078 in 2004 and 25,450,125 in 2003.	258,631	254,501
Additional paid-in capital	38,019,869	34,108,622
Treasury stock, at cost – 2,758,950 shares in 2004 and 2003	(15,274,643)	(15,274,643)
Accumulated other comprehensive income (loss)	—	(492,454)
Retained earnings	136,540,408	103,180,371

Total stockholders’ equity	159,544,265	121,776,397

Total liabilities and stockholders’ equity	$251,515,085	$225,299,232

See accompanying notes.

Note:	All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

Encore Wire Corporation

Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002

Net sales	$603,225,293	$384,750,208	$285,207,344
Cost of goods sold	506,818,934	328,887,173	250,267,112

Gross profit	96,406,359	55,863,035	34,940,232

Selling, general, and administrative expenses	42,218,563	31,090,355	23,891,276

Operating income	54,187,796	24,772,680	11,048,956

Other income (expense):
Interest and other income	473,080	112,814	(64,016)
Interest expense	(2,856,718)	(2,423,230)	(1,666,180)

Income before income taxes	51,804,158	22,462,264	9,318,760
Income tax expense	18,444,121	8,086,600	3,354,700

Net income	$33,360,037	$14,375,664	$5,964,060

Weighted average common shares – basic	23,017,848	22,681,711	22,804,432

Basic earnings per common share	$1.45	$0.63	$0.26

Weighted average common shares – diluted	23,528,155	22,924,459	23,009,073

Diluted earnings per common share	$1.42	$0.63	$0.26

See accompanying notes.

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

Encore Wire Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

Balance at December 31, 2001	16,944,785	$169,448	$34,040,542	$(13,859,288)	$(262,881)	$82,840,647	$102,928,468
Net income	—	—	—	—	—	5,964,060	5,964,060
Unrealized loss on hedging activities, net	—	—	—	—	(1,055,893)	—	(1,055,893)

Total comprehensive income	—	—	—	—	—	—	4,908,167
Proceeds from exercise of stock options	13,580	136	97,208	—	—	—	97,344
Purchase of treasury stock	—	—	—	(1,415,355)	—	—	(1,415,355)

Balance at December 31, 2002	16,958,365	169,584	34,137,750	(15,274,643)	(1,318,774)	88,804,707	106,518,624
Net income	—	—	—	—	—	14,375,664	14,375,664
Unrealized gain on hedging activities, net	—	—	—	—	826,320	—	826,320

Total comprehensive income	—	—	—	—	—	—	15,201,984
Proceeds from exercise of stock options	8,385	84	55,705	—	—	—	55,789

Balance at December 31, 2003	16,966,750	169,668	34,193,455	(15,274,643)	(492,454)	103,180,371	121,776,397
Net income	—	—	—	—	—	33,360,037	33,360,037
Unrealized gain on hedging activities, net	—	—	—	—	492,454	—	492,454

Total comprehensive income	—	—	—	—	—	—	15,201,984
Proceeds from exercise of stock options	275,326	2,753	2,758,287	—	—	—	2,761,040
Tax benefit on exercise of stock options	—	—	1,154,337	—	—	—	1,154,337
Capital adjustment for 3-for-2 stock split	8,621,002	86,210	(86,210)	—	—	—	—

Balance at December 31, 2004	25,863,078	$258,631	$38,019,869	$(15,274,643)	$—	$136,540,408	$159,544,265

See accompanying notes

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

Encore Wire Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Operating Activities
Net income	$33,360,037	$14,375,664	$5,964,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,626,004	12,630,221	10,686,444
Provision for bad debts	300,000	180,000	90,000
Deferred income taxes	4,912,410	466,096	(1,019,713)
Tax benefit of option exercise	1,154,337	—	—
(Gain) or Loss on disposal of assets	(104,494)	(297,353)	183,365
Changes in operating assets and liabilities:
Accounts receivable	(27,622,100)	(35,010,287)	(1,073,342)
Inventories	20,232,482	(9,178,972)	(5,328,313)
Prepaid expenses and other	(3,676,090)	(2,835,532)	1,718,271
Trade accounts payable	(9,339,511)	13,694,875	(9,439,301)
Accrued liabilities	3,996,144	3,540,032	(1,202,534)
Current income taxes payable (receivable)	(9,909,514)	2,507,827	948,520

Net cash provided by operating activities	24,929,705	72,571	1,527,457

Investing Activities
Purchases of property, plant, and equipment	(23,805,702)	(6,124,366)	(19,452,755)
Increase in long term investments	(38,137)	—	—
(Increase) decrease in deposits	—	68,032	51,239
Proceeds from sale of assets	2,529,559	234,000	600,010

Net cash used in investing activities	(21,314,280)	(5,822,334)	(18,801,506)

Financing Activities
Proceeds from Issuance of Private Placement debt	45,000,000	—	—
Proceeds from (repayments of) long-term note payable, net	(49,128,000)	5,925,000	17,500,000
Proceeds from issuance of common stock, net	2,761,040	55,789	97,344
Purchase of treasury stock	—	—	(1,415,355)

Net cash provided by (used in) financing activities	(1,366,960)	5,980,789	16,181,989

Net increase (decrease) in cash and cash equivalents	2,248,465	231,026	(1,092,060)
Cash and cash equivalents at beginning of year	391,114	160,088	1,252,148

Cash and cash equivalents at end of year	$2,639,579	$391,114	$160,088

Non-cash activities
Unrealized gain (loss) on hedging activities	$1,031,936	$826,320	$(1,055,893)

See accompanying notes.

Encore Wire Corporation

Notes to Consolidated Financial Statements

December 31, 2004

1. Significant Accounting Policies

Business

Encore Wire Corporation (the Company) conducts its business in one segment – the manufacture of copper electrical wire, principally NM cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN cable, for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 31 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s commercial and residential wire are wholesale electrical distributors.

Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 73.0%, 67.1%, and 63.9%, of its cost of goods sold during 2004, 2003, and 2002, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”). Significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year balances have been reclassed to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all non-vested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of other models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

1. Significant Accounting Policies (continued)

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier application is permitted. The provisions of SFAS No. 151 are to be applied prospectively. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial conditions, results of operations, or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment to the customer, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances at the time of sale.

Freight Expenses

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $16.5 million, $12.9 million, and $9.8 million for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

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

Allowance for Losses Progression	2004	2003	2002

Beginning balance January 1	$490,143	$480,174	$541,476
Write offs of bad debts net of collections of previous write offs	(212,838)	(170,031)	(151,302)
Bad debt provision	300,000	180,000	90,000

Ending balance December 31	$577,305	$490,143	$480,174

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

1. Significant Accounting Policies (continued)

Stock Options

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provides the related disclosures as required by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation.

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

	Year Ended December 31,
	2004	2003	2002

Risk-free interest rate	3.42%	n/a	4.17%
Expected dividend yield	0.00%	n/a	0.00%
Expected volatility	62.5%	n/a	57%
Expected lives	5.0 years	n/a	5.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003, and 2002, was $9.74, $0, and $6.67, respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company’s pro forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

	Year Ended December 31,
	2004	2003	2002

Net income, as reported	$33,360	$14,376	$5,964

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	375	385	429

Pro forma net income	$32,985	$13,991	$5,535

Net income per share

Basic, as reported	$1.45	$0.63	$0.26
Basic, pro forma	1.43	0.62	0.24
Diluted, as reported	1.42	0.63	0.26
Diluted, pro forma	1.40	0.61	0.24

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

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

2. Inventories

Inventories consist of the following at December 31:

	2004	2003

Raw materials	$5,025,479	$12,975,655
Work-in-process	5,311,035	5,490,458
Finished goods	43,389,467	43,506,841

	53,725,981	61,972,954
Adjust to LIFO cost	(14,614,598)	(2,629,089)
Lower of cost or market adjustment	—	—

	$39,111,383	$59,343,865

During the third and fourth quarters of 2004, the Company liquidated the LIFO inventory layers established in 2003, 2002, 2001, 1999 and a portion of the inventory layer established in 1998. As a result, under the LIFO method, these inventory layers were liquidated at historical costs, that were less than current costs, which favorably impacted net income for the full year by $7.5 million. During 2003 and 2002, there were no liquidations of inventory quantities.

3. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2004	2003

Sales volume discounts payable	$7,997,282	$4,766,997
Property taxes payable	1,935,756	1,867,828
Commissions payable	1,441,318	1,120,947
Unrealized loss on hedging activities	—	492,454
Accrued salaries	1,776,748	1,713,095
Other accrued liabilities	507,181	470,279

	$13,658,285	$10,431,600

4. Long-Term Notes Payable

Long-term notes payable consist of the following at December 31:

	2004	2003

5.27% Senior Notes due 2011	$45,000,000	$—
Revolving line of credit	4,297,000	53,425,000
Fair value of interest rate swap	539,482	—

	$49,836,482	$53,425,000

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company entered into the Note Purchase Agreement. The Company and its wholly subsidiaries are the guarantors of the indebtedness under each of these agreements. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2004, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million. As of December 31, 2004, the Company had total borrowings of $4.8 million outstanding under the Financing Agreement.

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance

Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2004, the Company recorded an unrealized addition to Notes Payable on the balance sheet of $539,482 to account for the fair value of the interest rate swap.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2004. Under the Financing Agreement, the Company is permitted to pay cash dividends subject to certain financial limitations. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

The Company paid interest totaling $2,978,845, $2,330,861, and $1,936,982 in 2004, 2003, and 2002, respectively. The Company capitalized $165,048, $0, and $349,379 of interest in 2004, 2003, and 2002, respectively.

In December 2001, the Company entered into an interest rate swap agreement on $24.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fixed the interest rate on $24.0 million of the Company’s variable rate, long-term note payable to 4.6% per annum plus a variable adder based upon certain financial ratios contained in its loan covenants. This hedge expired in December 2004. Based upon its terms and conditions, the hedge qualified for the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and all unrealized gains or losses related to the hedge instrument were recorded through accumulated other comprehensive income. For the fiscal years ended December 31, 2004 and 2003, the Company recorded unrealized gains and (losses) of $492,454 and $826,320, respectively, related to its interest rate swap agreement.

5. Income Taxes

The provisions for income tax expense are summarized as follows for the year ended December 31:

	2004	2003	2002

Current:
Federal	$13,022,404	$7,262,120	$4,048,083
State	509,307	358,384	326,330
Deferred	4,912,410	466,096	(1,019,713)

	$18,444,121	$8,086,600	$3,354,700

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the year ended December 31:

	2004	2003	2002

Amount computed using the statutory rate	$18,131,455	$7,861,793	$3,261,566
State income taxes, net of federal tax benefit	658,868	164,258	144,069
Other items	(346,202)	60,549	(50,935)

	$18,444,121	$8,086,600	$3,354,700

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2004 and 2003, is as follows:

		Deferred Tax Asset (Liability)
	2004		2003

	Current	Non-current	Current	Non-current

Depreciation	$—	$(12,652,428)	$—	$(10,077,560)
Inventory	(1,053,836)		985,974	—
Allowance for doubtful accounts	216,504		183,816	—
Uniform capitalization rules	187,041		615,897	—
Other	(82,640)		(181,076)	—

	$(732,931)	$(12,652,428)	$1,604,611	$(10,077,560)

The Company made income tax payments of $22.3 million in 2004, $6.0 million in 2003, and $3.4 million in 2002.

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, there is no impact to the Company’s deferred tax assets or liabilities existing as of the enactment date. Rather, the impact of any deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

6. Stock Options

The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 764,250 shares of common stock as of December 31, 2004. The stock options vest over five years and expire ten years from the grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2004, 2003, and 2002:

	Shares Under	Price per	Aggregate Option
	Options	Share	Price

Options outstanding at December 31, 2001	1,110,285	$3.03 – $11.55	$7,103,866
Options granted	42,750	8.40	359,100
Options exercised	(20,370)	3.03 – 6.67	(95,308)
Options canceled	(2,100)	6.67	(14,000)

Options outstanding at December 31, 2002	1,130,565	3.03 – 11.55	7,353,658
Options granted	—	—	—
Options exercised	(12,577)	4.67 – 6.67	(36,000)
Options canceled	—	—	—

Options outstanding at December 31, 2003	1,117,988	3.03 – 11.55	7,317,658
Options granted	17,500	14.25 – 20.94	349,727
Options exercised	(412,988)	3.75 – 11.33	(2,761,163)
Options canceled	—	—	—

Options outstanding at December 31, 2004	722,500	$3.75 – $20.94	$4,906,222

The following summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$3.75 – $4.67	245,400	5.3 years	$4.37	223,695	$4.36
$5.35 – $8.43	448,350	6.4 years	$7.48	283,620	$7.35
$11.56 – $20.94	28,750	6.9 years	$16.69	11,250	$11.56

$3.75 – $20.94	722,500	6.1 years	$6.79	518,565	$6.15

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2004	2003	2002
Numerator:
Net income	$33,360,037	$14,375,664	$5,964,060

Denominator:
Denominator for basic earnings per share – weighted average shares	23,017,848	22,681,711	22,804,432

Effect of dilutive securities:
Employee stock options	510,307	242,748	204,641

Denominator for diluted earnings per share – weighted average shares	23,528,155	22,924,459	23,009,073

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

8. Stockholders’ Equity

On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. Although the Board of Directors extended this program twice through December 31, 2004 for the remaining 224,700 shares, there were no repurchases of stock in 2003 or 2004.

On August 16, 2004, the Company effected a three-for–two stock split in the form of a stock dividend. All share and per share amounts included in this Form 10-K for periods prior to August 16, 2004 have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

9. Contingencies

There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company. While the results of these matters can not be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company, in part because the Company believes that it has adequate insurance to cover any damages that may ultimately be awarded.

10. Encore Wire 401-K Plan

The Company sponsors an employee savings plan (the “401-K Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401-K Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401-K Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment. The Company’s contribution expense was $279,003, $216,011, and $244,502 in fiscal years 2004, 2003 and 2002, respectively .

11. Related Party Transactions

The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on our Board of Directors. The Company believes such purchases, which totaled approximately $5.6 million, $4.3 million and $3.7 million in fiscal years 2004, 2003 and 2002, respectively, were made at prices that are no less favorable than are available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2004, 2003 and 2002, amounts paid to the affiliated freight carrier were not significant.

12. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

		Three Months Ended
2004	March 31	June 30	September 30	December 31

Net sales	$158,942	$138,148	$158,629	$147,506
Gross profit	32,921	21,036	21,770	20,679
Net income (loss)	13,265	7,269	6,390	6,436
Net income per common share – basic	.58	.32	.28	.28
Net income per common share – diluted	.56	.31	.27	.27

		Three Months Ended
2003	March 31	June 30	September 30	December 31

Net sales	$67,153	$80,584	$113,877	$123,136
Gross profit	5,657	11,801	17,622	20,783
Net income (loss)	(517)	2,653	5,222	7,017
Net income per common share – basic	(0.02)	0.12	0.23	0.31
Net income per common share – diluted	(0.02)	0.12	0.23	0.30

Note: All share and per share data in this Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears directly below.

/s/ Vincent A. Rego	/s/ Frank J. Bilban

Chairman & CEO	V.P. & CFO

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders

Encore Wire Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Wire Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005 sets forth certain information with respect to the directors of the Company, with respect to Section 16 (a) reporting obligations of directors and officers, with respect to the Company’s audit committee, and with respect to the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

In connection with Company’s long-standing commitment to conduct its business in compliance with applicable laws and regulations and in accordance with its ethical principles, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers, directors, and advisors of the Company. The Code of Business Conduct and Ethics of the Company is available under the “Investor Relations – Corporate Governance” section of the Company’s website at http://www.encorewire.com, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Executive Compensation – Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005 sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Section entitled “Proposal Two – Ratification of Appointment of Independent Public Accountants” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements included in Item 8 above are filed as part of this annual report.

(2)	Consolidated Financial Statement Schedules included in Item 8 herein:

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

Date: March 14, 2005

	By:	/s/ VINCENT A. REGO

Vincent A. Rego Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VINCENT A. REGO Vincent A. Rego	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2005

/s/ DANIEL L. JONES Daniel L. Jones	President and Chief Operating Officer Director	March 14, 2005

/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 14, 2005

Signature	Title	Date
/s/ DONALD E. COURTNEY	Vice-Chairman of the	March 14, 2005

Donald E. Courtney	Board of Directors

/s/ JOSEPH M. BRITO	Director	March 14, 2005

Joseph M. Brito

/s/ JOHN H. WILSON	Director	March 14, 2005

John H. Wilson

/s/ WILLIAM R. THOMAS	Director	March 14, 2005

William R. Thomas

/s/ SCOTT D. WEAVER	Director	March 14, 2005

Scott D. Weaver

/s/ THOMAS L. CUNNINGHAM	Director	March 14, 2005

Thomas L. Cunningham

INDEX TO EXHIBITS**

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (No. 33-47696), and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 7, 2002 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.1	Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.2	First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.3	Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	Third amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.5	Fourth amendment to Financing Agreement of August 31, 1999, dated November 5, 2003, by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.6	Fifth amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, Comerica Bank-Texas, Wells Fargo Bank, N.A., Bank One, N.A., Guaranty Bank and Hibernia National Bank, as Lenders filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.7	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

Exhibit
Number	Description

10.9*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.10*	1989 Stock Option Plan, as amended and restated, (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 14, 2005, (included herein).

31.1	Certificate by Vincent A. Rego, Chairman and Chief Executive Officer of the Company, dated March 14, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 14, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certificate by Vincent A. Rego, Chairman and Chief Executive Officer of the Company, dated March 14, 2005 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated March 14, 2005 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*	Management contract or compensatory plan