Form 10-Q
period 2005-03-31
ENCORE WIRE CORP /DE/
filed 2005-05-10
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2005

OR

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

Number of shares of Common Stock outstanding as of April 30, 2004: 23,107,128

Page 1 of 24 Sequentially Numbered Pages
Index to Exhibits on Page 18

FORM 10-Q

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
In Thousands of Dollars	(Unaudited)	See Note

ASSETS

Current Assets:
Cash	$2,289	$2,640
Accounts receivable (net of allowance of $621 and $577)	103,889	108,752
Inventories (Note 3)	48,014	39,111
Prepaid expenses and other assets	14,278	6,910
Current taxes receivable	4,739	4,751

Total current assets	173,209	162,164

Property, plant and equipment-on the basis of cost:
Land	7,078	6,783
Construction in progress	4,189	3,378
Buildings and improvements	38,130	37,972
Machinery and equipment	116,416	115,866
Furniture and fixtures	3,500	3,195

Total property, plant, and equipment	169,313	167,194

Accumulated depreciation and amortization	81,447	78,515

	87,866	88,679

Other assets	123	672

Total assets	$261,198	$251,515

Note:	The consolidated balance sheet at December 31, 2004 as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2005	2004
In Thousands of Dollars, Except Share Data	(Unaudited)	See Note

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$14,781	$15,091
Accrued liabilities	7,489	13,658
Current income taxes payable	—	—
Current deferred income taxes	917	733

Total current liabilities	23,187	29,482

Non-current deferred income taxes	11,412	12,652
Long term notes payable	66,000	49,837

Stockholders equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding shares 25,866,078 and 25,863,078	259	259
Additional paid-in capital	38,038	38,020
Treasury stock 2,758,950 and 2,758,950 shares at cost	(15,275)	(15,275)
Retained earnings	137,577	136,540

Total stockholders’ equity	160,599	159,544

Total liabilities and stockholders’ equity	$261,198	$251,515

Note:	The consolidated balance sheet at December 31, 2004, as presented, is derived from the audited consolidated financial statements at that date.

Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2005	2004

Net sales	$137,193	$158,942
Cost of goods sold	126,446	126,021

Gross profit	10,747	32,921

Selling, general, and administrative expenses	9,587	11,218

Operating income (loss)	1,160	21,703

Net interest & other expenses	832	633

Income (loss) before income taxes	328	21,070

Provision (benefit) for income taxes	(709)	7,805

Net income (loss)	$1,037	$13,265

Net income (loss) per common and common equivalent shares – basic	$.04	$.58

Weighted average common and common equivalent shares – basic	23,106	22,812

Net income (loss) per common and common equivalent shares - diluted	$.04	$.56

Weighted average common and common equivalent shares - diluted	23,427	23,517

Cash dividends declared per share	$—	$—

Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$1,037	$13,265
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,072	2,795
Provision for bad debts	45	180
Changes in operating assets and liabilities:
Accounts receivable	4,818	(36,875)
Inventory	(8,902)	(21,273)
Accounts payable and accrued liabilities	(6,479)	11,420
Other assets and liabilities	(6,802)	(2,997)
Current income taxes receivable/payable	(1,057)	3,894

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,268)	(29,591)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,564)	(7,466)
Change in long-term investments	—	—
Proceeds from sale of equipment	299	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,265)	(7,466)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	16,163	34,918
Proceeds from issuance of common stock	19	2,117
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,182	37,035

Net increase (decrease) in cash	(351)	(22)
Cash at beginning of period	2,640	391

Cash at end of period	$2,289	$369

See accompanying notes.

FORM 10-Q

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Quarter
	Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2005	2004

Net income (loss), as reported	$1,037	$13,265

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	83	92

Pro forma net income (loss)	$954	$13,173

Net income (loss) per share

Basic, as reported	$0.04	$0.58

Basic, pro forma	$0.04	$0.58

Diluted, as reported	$0.04	$0.56

Diluted, pro forma	$0.04	$0.56

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

FORM 10-Q

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories (in thousands) consisted of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$5,427	$5,026
Work-in-process	7,202	5,311
Finished goods	52,546	43,389

	65,175	53,726

Adjust to LIFO cost	(17,162)	(14,615)

	48,013	39,111

Lower of Cost or Market Adjustment	—	—

	$48,013	$39,111

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

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	3/31/05	3/31/04
Numerator:
Net income	$1,036,833	$13,264,636

Denominator:
Denominator for basic earnings per share – weighted average shares	23,105,728	22,811,535

Effect of dilutive securities:
Employee stock options	320,948	705,740

Denominator for diluted earnings per share – weighted average shares	23,426,676	23,517,275

NOTE 5 – LONG TERM NOTE PAYABLE

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.

FORM 10-Q

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2005, the Company recorded an unrealized reduction to Notes Payable on the balance sheet of $746,311 to account for the fair value of the interest rate swap.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $66.0 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

NOTE 6 – STOCK REPURCHASE AUTHORIZATION

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program three times, through December 31, 2005 for the remaining 224,700 shares, however there were no repurchases of stock in 2003, 2004 and thus far in 2005.

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

FORM 10-Q

apartments and manufactured housing and commercial wire for commercial and industrial buildings.

The Company’s operating results in any given time period are driven by several key factors, including; the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.0%, 67.1% and 63.9% of the Company’s cost of goods sold during fiscal 2004, 2003 and 2002, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2005 and 2004. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net sales for the first quarter of 2005 amounted to $137.2 million compared with net sales of $158.9 million for the first quarter of 2004. This dollar decrease was primarily the result of a 16% decrease in the volume of product shipped, offset somewhat by a 3% increase in the price of wire sold. The company believes the volume of wire sold decreased principally due to reduced demand in the marketplace. The average cost per pound of raw copper purchased increased 23% in the first quarter of 2005 compared to the first quarter of 2004, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold remained relatively flat at $126.4 million, or 92.2% of net sales, in the first quarter of 2005, compared to $126.0 million, or 79.3% of net sales, in the first quarter of 2004. Gross profit decreased to $10.7 million, or 7.8% of net sales, in the first quarter of 2005 versus $32.9 million, or 20.7% of net sales, in the first quarter of 2004. The decreased gross profit and gross margin percentages were primarily the result of the decreased volumes and margins in 2005 versus 2004. The margins were compressed dramatically as price competition in the building wire industry intensified in the quarter as overall demand in the marketplace dropped. As stated above, wire prices increased only 3% in the first quarter of 2005 versus the first quarter of 2004, despite the fact that raw copper costs, the principal input into building wire, rose by 23% in the same period.

FORM 10-Q

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

As a result of increasing copper costs during the first quarter 2005, a LIFO adjustment was recorded increasing cost of sales by $2.5 million during the quarter. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first quarter of 2005 were $7.7 million, or 5.6% of net sales, compared to $9.0 million, or 5.7% of net sales, in the first quarter of 2004. The slight percentage decrease was due to decreased commission costs as a percentage of net sales offset somewhat by an increase in freight costs due to higher fuel costs being passed on to the Company by trucking companies. General and administrative expenses decreased to $1.8 million, or 1.3% of net sales, in the first quarter of 2005 compared to $2.0 million, or 1.3% of net sales, in the first quarter of 2004. The General and Administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $45,000 in the first quarter of 2005 versus $180,000 in the first quarter of 2004, when the Company added to its provision to reflect the larger accounts receivable balances outstanding consistent with the rapid growth of sales in that period.

The net interest and other income and expense category was $832,000 in the first quarter of 2005 compared to $633,000 in the first quarter of 2004. The increase was due to slightly higher interest rates during the first quarter of 2005 than the comparable period during 2004, as well as losses on sales of miscellaneous fixed assets.

Results for the first quarter of 2005 included an adjustment to reduce deferred tax liabilities by approximately $0.8 million, which was finalized by the Company in its tax provision review. This adjustment increased net income for the quarter ended March 31, 2005 by $0.8 million.

As a result of the foregoing factors, the Company’s net income decreased to $1.0 million in the first quarter of 2005 from $13.3 million in the first quarter of 2004.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customer’s prompt delivery requirements. As is customary in the industry, the Company

FORM 10-Q

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

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company arranged for a private placement of debt by entering into a Note Purchase Agreement (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness under both the Financing Agreement and the Note Purchase Agreement. Obligations under the Financing Agreement, the Note Purchase Agreement, and the Senior Notes issued thereunder, as defined below, are the only contractual obligations or commercial borrowing commitments of the Company.

The Financing Agreement extends through August 27, 2009 and provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.

Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2005, the Company recorded an unrealized reduction to Notes Payable on the balance sheet of $746,311 to account for the fair value of the interest rate swap.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these

FORM 10-Q

covenants, as of March 31, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $66.0 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.

Cash used in operations was $14.3 million in the first quarter of 2005 compared to $29.6 million of cash used in operations in the first quarter of 2004. This decrease in cash used in operations resulted primarily from a decrease in accounts receivable of $4.8 million and an increase in inventory of $8.9 million in the first quarter of 2005, versus an increase in accounts receivable of $36.9 million and an increase in inventory of $21.3 million in the first quarter of 2004, offset by a decrease in accounts payable of $6.5 million in the first quarter of 2005 versus an increase of $11.4 million in the first quarter of 2004. The use of cash in 2004 resulted from the large increase in copper prices driving inventories and receivables higher in the first quarter of 2004. Cash used in investing activities decreased to $2.6 million in the first quarter of 2005 from $7.5 million in the first quarter of 2004. In 2004, the funds were used primarily to begin construction of the new 162,000 square foot addition to the distribution center as well as the purchase of associated manufacturing equipment that was part of the Company’s capital plan. The $16.2 million and the $34.9 million of cash provided by financing activities in the first quarter of 2005 and 2004 respectively, were a result of the Company’s increase in outstanding bank debt as discussed above.

During the remainder of 2005, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations, primarily related to the new armored cable plant, which was discussed in a press release, dated March 21, 2005. Current plans are to construct this plant during 2005 and the first half of 2006. The total capital expenditures associated with these projects are currently estimated to be in the $15.0 to $22.0 million range in 2005. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2005.

Information Regarding Forward Looking Statements

This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information

FORM 10-Q

Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed in this report has been accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure and to ensure that the Company’s disclosure controls and procedures are functioning effectively.

There have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program three times, through December 31, 2005, for the remaining 224,700 shares, however there were no repurchases of stock in 2003, 2004 and thus far in 2005.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: May 9, 2005	/s/ VINCENT A. REGO

Vincent A. Rego, Chairman of the Board and Chief Executive Officer

Dated: May 9, 2005	/s/ DANIEL L. JONES

Daniel L. Jones, President and Chief Operating Officer

Dated: May 9, 2005	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary Chief Financial Officer

FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Vincent A. Rego, Chairman and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2005 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2005 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.