Form 10-Q
period 2005-06-30
ENCORE WIRE CORP /DE/
filed 2005-08-05
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Registrant’s telephone number, including area code: (972) 562-9473
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Number of shares of Common Stock outstanding as of July 31, 2005: 23,108,928
Page 1 of 26 Sequentially Numbered Pages
Index to Exhibits on Page 20

FORM 10-Q
ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current Assets:
Cash	$1,058	$2,640
Accounts receivable (net of allowance of $666 and $577)	124,611	108,752
Inventories (Note 3)	49,722	39,111
Prepaid expenses and other assets	9,400	6,910
Current taxes receivable	3,453	4,751

Total current assets	188,244	162,164

Property, plant and equipment-on the basis of cost:
Land	7,093	6,783
Construction in progress	2,862	3,378
Buildings and improvements	38,130	37,972
Machinery and equipment	118,561	115,866
Furniture and fixtures	3,634	3,195

Total property, plant, and equipment	170,280	167,194

Accumulated depreciation and amortization	83,459	78,515

	86,821	88,679

Other assets	982	672

Total assets	$276,047	$251,515

Note: The consolidated balance sheet at December 31, 2004 as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2005	2004
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$18,996	$15,091
Accrued liabilities	11,475	13,658
Current income taxes payable	—	—
Current deferred income taxes	1,128	733

Total current liabilities	31,599	29,482

Non-current deferred income taxes	11,157	12,653
Long term notes payable	70,254	49,836

Stockholders equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and oustanding shares 25,867,878 and 25,863,078	259	259
Additional paid-in capital	38,049	38,020
Treasury stock 2,758,950 and 2,758,950 shares at cost	(15,275)	(15,275)
Retained earnings	140,004	136,540

Total stockholders’ equity	163,037	159,544

Total liabilities and stockholders’ equity	$276,047	$251,515

Note:	The consolidated balance sheet at December 31, 2004, as presented, is derived from the audited consolidated financial statements at that date.

Note: All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.
See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands of Dollars, Except Per Share Data	2005	2004	2005	2004

Net sales	$169,265	$138,148	$306,459	$297,090
Cost of goods sold	153,894	117,112	280,340	243,133

Gross profit	15,371	21,036	26,119	53,957

Selling, general, and administrative expenses	10,898	8,917	20,486	20,135

Operating income (loss)	4,473	12,119	5,633	33,822

Net interest & other expenses	770	761	1,602	1,395

Income (loss) before income taxes	3,703	11,358	4,031	32,427

Provision (benefit) for income taxes	1,277	4,089	568	11,894

Net income (loss)	$2,426	$7,269	$3,463	$20,533

Net income (loss) per common and common equivalent shares — basic	$.10	$.32	$.15	$.90

Weighted average common and common equivalent shares — basic	23,107	23,050	23,107	22,931

Net income (loss) per common and common equivalent shares — diluted	$.10	$.31	$.15	$.87

Weighted average common and common equivalent shares — diluted	23,393	23,590	23,413	23,569

Cash dividends declared per share	$—	$—	$—	$—

Note: All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.
See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$3,463	$20,533
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,143	5,642
Provision for bad debts	90	210
Changes in operating assets and liabilities:
Accounts receivable	(15,948)	(15,599)
Inventory	(10,610)	(7,240)
Accounts payable and accrued liabilities	1,721	(3,918)
Other assets and liabilities	(2,648)	(2,342)
Current income taxes receivable/payable	197	(4,767)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,592)	(7,481)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,633)	(13,939)
Change in long-term investments	—	—
Proceeds from sale of equipment	196	374

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,437)	(13,565)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	20,418	19,075
Proceeds from exercise of stock options	29	2,709
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,447	21,784

Net increase (decrease) in cash	(1,582)	738
Cash at beginning of period	2,640	391

Cash at end of period	$1,058	$1,129

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

	Quarter
	Ended June 30,		Six Months Ended June 30,
In Thousands of Dollars, Except Per Share Data	2005	2004	2005	2004

Net income (loss), as reported	$2,426	$7,269	$3,463	$20,533

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	82	95	165	187

Pro forma net income (loss)	$2,344	$7,174	$3,298	$20,346

Net income (loss) per share

Basic, as reported	$0.10	$0.32	$0.15	$0.90

Basic, pro forma	$0.10	$0.31	$0.14	$0.88

Diluted, as reported	$0.10	$0.31	$0.15	$0.87

Diluted, pro forma	$0.10	$0.31	$0.14	$0.87
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

FORM 10-Q
NOTE 3 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories (in thousands) consisted of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$10,554	$5,026
Work-in-process	7,697	5,311
Finished goods	52,544	43,389

	70,795	53,726

Adjust to LIFO cost	(21,073)	(14,615)

	49,722	39,111

Lower of Cost or Market Adjustment	—	—

	$49,722	$39,111

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
The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	6/30/05	6/30/04
Numerator:
Net income	$2,426,396	$7,268,635

Denominator:
Denominator for basic earnings per share — weighted average shares	23,107,499	23,049,774

Effect of dilutive securities:
Employee stock options	285,657	540,300

Denominator for diluted earnings per share — weighted average shares	23,393,156	23,590,074

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months	Six Months
	Ended	Ended
	6/30/05	6/30/04
Numerator:
Net income	$3,463,229	$20,533,271

Denominator:
Denominator for basic earnings per share — weighted average shares	23,106,618	22,930,655

Effect of dilutive securities:
Employee stock options	306,237	638,188

Denominator for diluted earnings per share — weighted average shares	23,412,855	23,568,843

FORM 10-Q
NOTE 5 — LONG TERM NOTE PAYABLE
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2005, the Company recorded an unrealized addition to Notes Payable on the balance sheet of $866,623 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $70.3 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
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

FORM 10-Q
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2005 and 2004. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
Net sales for the second quarter of 2005 amounted to $169.3 million compared with net sales of $138.1 million for the second quarter of 2004. This dollar increase was the result of an 11% increase in the volume of product shipped, coupled with an 11% increase in the average price of wire sold. The average cost per pound of raw copper

FORM 10-Q
purchased increased in the second quarter of 2005 compared to the second quarter of 2004, and was the principal reason the average sales price for wire increased. However, the average price of wire sold did not increase as much as the average cost of raw copper purchased, resulting in lower gross margins. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $153.9 million, or 90.9% of net sales, in the second quarter of 2005, compared to $117.1 million, or 84.8% of net sales, in the second quarter of 2004. Gross profit decreased to $15.4 million, or 9.1% of net sales, in the second quarter of 2005 versus $21.0 million, or 15.2% of net sales, in the second quarter of 2004. The decreased gross profit and gross margin percentages were primarily the result of competitive market pricing pressures.
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
As a result of increasing copper costs and an increase in the amount of inventory on hand during the second quarter 2005, a LIFO adjustment was recorded, increasing cost of sales by $3.9 million during the quarter. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the second quarter of 2005 were $8.9 million, or 5.3% of net sales, compared to $7.2 million, or 5.2% of net sales, for the second quarter of 2004. The percentage increase was due to the increase in freight costs as a percentage of net sales, offset by a decrease in commissions on sales paid to independent sales reps. Freight costs increased primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $1.9 million, or 1.1% of net sales, in the second quarter of 2005 compared to $1.7 million, or 1.2% of net sales, in the second quarter of 2004. The general and administrative costs are semi-fixed by nature and therefore did not increase proportionately with sales and dropped as a percentage of sales. The provision for bad debts was $45,000 in the second quarter of 2005 versus $30,000 in the second quarter of 2004.
Net interest expense was virtually unchanged at $770,000 in the second quarter of 2005 compared to $761,000 in the second quarter of 2004.

FORM 10-Q
As a result of the foregoing factors, the Company’s net income decreased to $2.4 million in the second quarter of 2005 from $7.3 million in the second quarter of 2004.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
Net sales for the first six months of 2005 amounted to $306.5 million compared with net sales of $297.1 million for the first half of 2004. This dollar increase was the result of a 3.5% decrease in the volume of product shipped, offset by a 7.0% increase in the average price of wire sold. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $280.3 million in the first six months of 2005, compared to $243.1 million in the first six months of 2004. Gross profit decreased to $26.1 million, or 8.5% of net sales, in the first six months of 2005 versus $54.0 million, or 18.2% of net sales, in the first six months of 2004. The decreased gross profit and gross margin percentages were primarily the result of decreased volumes and the margin compression in 2005 versus 2004 discussed in the quarterly analysis above.
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
As a result of increasing copper costs and an increased amount of inventory on hand during the first six months of 2005, a LIFO adjustment was recorded increasing cost of sales by $6.5 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2005 were $16.6 million, or 5.4% of net sales, compared to $16.2 million, or 5.5% of net sales, in the same period of 2004. The percentage decrease was due to the increase in freight costs as a percentage of net sales, offset by a decrease in commissions on sales paid to independent sales reps. Freight costs increased primarily due to higher fuel costs in the trucking industry. General and administrative expenses remained flat at $3.7 million, or 1.2% of net sales, in the first six months of 2005 compared to $3.7 million, or 1.2% of net sales, in the same period of 2004. The provision for bad debts was $90,000 in the first six months of 2005 versus $210,000 in the first six months of 2004. The Company added to its provision in 2004 to reflect the larger accounts receivable balances outstanding consistent with the rapid growth of sales in 2004 versus 2003.

FORM 10-Q
Net interest expense was $1,602,000 in the first six months of 2005 compared to $1,395,000 in the first half of 2004. The increase was due primarily to higher average debt balances during the first six months of 2005 than during the comparable period of 2004.
As a result of the foregoing factors, the Company’s net income decreased to $3.5 million in the first half of 2005 from $20.5 million in the first half of 2004.
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
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2005, the Company recorded an unrealized addition to Notes Payable on the balance sheet of $866,623 to account for the fair value of the interest rate swap.

FORM 10-Q
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $70.3 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
Cash used in operations was $17.6 million in the first six months of 2005 compared to $7.5 million of cash used by operations in the first six months of 2004. This decrease in cash provided by operations resulted primarily from the decrease in net income to $3.5 million in the first six months of 2005 from $20.5 million in the first six months of 2004, offset by an increase in accounts payable of $3.9 million in 2005 versus a decrease of $3.2 million in 2004. The increase in accounts payable is due primarily to timing differences. Cash used in investing activities decreased to $4.4 million in the first six months of 2005 from $13.6 million in the first six months of 2004. In 2004, the funds were used primarily to begin construction of the new 162,000 square foot addition to the Company’s distribution center as well as the purchase of manufacturing equipment. The $20.4 million of cash provided by financing activities in the first six months of 2005 was a result of the Company’s increase in outstanding bank debt, which was required to satisfy the cash demands discussed above.
During the remainder of 2005, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations, primarily related to the new armored cable plant, which was discussed in a press release, dated March 21, 2005. Current plans are to construct this plant during 2005 and the first half of 2006. The total capital expenditures associated with these projects in 2005 are currently estimated to be in the $15.0 to $20.0 million range. The Company will also continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the amended Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.
Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual

FORM 10-Q
Report on Form 10-K for the year ended December 31, 2004, which is hereby incorporated by reference.
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

FORM 10-Q
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Annual Meeting of Stockholders
(a)	The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 3, 2005.

(b)	Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

(c)	Out of a total of 23,107,128 shares of the Company’s common stock outstanding and entitled to vote, 21,766,657 shares were present in person or by proxy, representing approximately 94.2% of the outstanding shares.

The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. No nominee for director received less than 90.7% of the shares voted. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.

NOMINEE FOR	NUMBER OF	NUMBER OF
DIRECTOR	VOTES FOR	VOTES WITHHELD
Vincent A. Rego	21,493,123	273,534
Donald E. Courtney	21,498,411	268,246
Daniel L. Jones	21,535,221	231,436
Thomas L. Cunningham	21,547,437	219,220
William R. Thomas	21,487,887	278,770
John H. Wilson	21,559,762	206,895
Joseph M. Brito	21,488,441	278,216
Scott D. Weaver	20,956,544	810,113
The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2005. The resolution was adopted with the holders of 21,652,290 shares voting in favor of the resolution and the holders of 102,529 shares voting against. Holders of 11,837 shares abstained from voting.

(d)	Inapplicable.
ITEM 6. EXHIBITS
(a)	The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this Form 10-Q.

FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: August 5, 2005	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: August 5, 2005	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary
Chief Financial Officer

FORM 10-Q
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 5, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, and Treasurer and Secretary of Encore Wire Corporation, dated August 5, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 5, 2005 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 5, 2005 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.