Form 10-Q
period 2005-09-30
ENCORE WIRE CORP /DE/
filed 2005-11-02
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2274963
(State of Incorporation) 1410 Millwood Road McKinney, Texas (Address of principal executive offices)	(I.R.S. employer identification number) 75069 (Zip code)
Registrant’s telephone number, including area code: (972) 562-9473
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2005: 23,112,228
Page 1 of 26 Sequentially Numbered Pages
Index to Exhibits on Page 20

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS
Current Assets:
Cash	$2,022	$2,640
Accounts receivable (net of allowance of $661 and $577)	159,203	108,752
Inventories	50,194	39,111
Prepaid expenses and other assets	11,707	6,910
Current taxes receivable	—	4,751

Total current assets	223,126	162,164

Property, plant and equipment-on the basis of cost:
Land	7,093	6,783
Construction in progress	6,929	3,378
Buildings and improvements	38,130	37,972
Machinery and equipment	119,835	115,866
Furniture and fixtures	3,624	3,195

Total property, plant, and equipment	175,611	167,194

Accumulated depreciation and amortization	86,433	78,515

	89,178	88,679

Other assets	123	672

Total assets	$312,427	$251,515

Note:	The consolidated balance sheet at December 31, 2004 as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2005	2004
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$23,879	$15,091
Accrued liabilities	15,269	13,658
Current income taxes payable	526	—
Current deferred income taxes	3,433	733

Total current liabilities	43,107	29,482

Non-current deferred income taxes	10,737	12,653
Long term notes payable	84,300	49,836

Stockholders equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding shares 25,871,178 and 25,863,078	259	259
Additional paid-in capital	38,091	38,020
Treasury stock 2,758,950 and 2,758,950 shares at cost	(15,275)	(15,275)
Retained earnings	151,208	136,540

Total stockholders’ equity	174,283	159,544

Total liabilities and stockholders’ equity	$312,427	$251,515

Note:	The consolidated balance sheet at December 31, 2004, as presented, is derived from the audited consolidated financial statements at that date.
Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2005	2004	2005	2004

Net sales	$207,459	$158,629	$513,917	$455,719
Cost of goods sold	176,462	136,859	456,802	379,991

Gross profit	30,997	21,770	57,115	75,728

Selling, general, and administrative expenses	12,769	11,124	33,254	31,260

Operating income (loss)	18,228	10,646	23,861	44,468

Net interest & other expenses	1,074	661	2,676	2,055

Income (loss) before income taxes	17,154	9,985	21,185	42,413

Provision (benefit) for income taxes	5,949	3,594	6,517	15,489

Net income (loss)	$11,205	$6,391	$14,668	$26,924

Net income (loss) per common and common equivalent shares — basic	$.48	$.28	$.63	$1.17

Weighted average common and common equivalent shares — basic	23,111	23,104	23,108	22,989

Net income (loss) per common and common equivalent shares — diluted	$.48	$.27	$.63	$1.14

Weighted average common and common equivalent shares — diluted	23,495	23,478	23,447	23,545

Cash dividends declared per share	$—	$—	$—	$—

Note:	All share and per share data in this Quarterly Report have been restated to reflect the effect of the Company’s 3-for-2 stock split which was effective in August 2004.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$14,668	$26,924
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	9,252	8,619
Provision for bad debts	285	255
Changes in operating assets and liabilities:
Accounts receivable	(50,735)	(35,902)
Inventory	(11,083)	7,598
Accounts payable and accrued liabilities	10,398	3,444
Other assets and liabilities	(4,111)	(7,507)
Current income taxes receivable/payable	6,062	(1,914)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,264)	1,517

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,105)	(18,613)
Change in long-term investments	15	(38)
Proceeds from sale of equipment	202	2,603

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,888)	(16,048)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	34,463	15,575
Proceeds from exercise of stock options	71	2,761
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	34,534	18,336

Net increase (decrease) in cash	(618)	3,805
Cash at beginning of period	2,640	391

Cash at end of period	$2,022	$4,196

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
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The revised effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.
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

The Company currently expects to adopt SFAS 123R effective in the first quarter of 2006; however, it has not yet determined which of the aforementioned adoption methods it will use.
The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based Employee compensation:

	Quarter
	Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2005	2004	2005	2004

Net income (loss), as reported	$11,205	$6,391	$14,668	$26,924

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	69	95	233	282

Pro forma net income (loss)	$11,136	$6,296	$14,435	$26,642

Net income (loss) per share

Basic, as reported	$0.48	$0.28	$0.63	$1.17

Basic, pro forma	$0.48	$0.27	$0.62	$1.16

Diluted, as reported	$0.48	$0.27	$0.63	$1.14

Diluted, pro forma	$0.47	$0.27	$0.62	$1.13
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

NOTE 3 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories (in thousands) consisted of the following:

	September 30,	December 31,
	2005	2004

Raw materials	$9,894	$5,026
Work-in-process	10,607	5,311
Finished goods	55,295	43,389

	75,796	53,726

Adjust to LIFO cost	(25,602)	(14,615)

	50,194	39,111

Lower of Cost or Market Adjustment	—	—

	$50,194	$39,111

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
The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	9/30/05	9/30/04

Numerator:
Net income	$11,204,923	$6,390,548

Denominator:
Denominator for basic earnings per share — weighted average shares	23,110,539	23,104,164

Effect of dilutive securities:
Employee stock options	384,793	374,219

Denominator for diluted earnings per share — weighted average shares	23,495,332	23,478,383

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended	Nine Months Ended
	9/30/05	9/30/04

Numerator:
Net income	$14,668,152	$26,923,819

Denominator:
Denominator for basic earnings per share — weighted average shares	23,107,940	22,988,913
Effect of dilutive securities:
Employee stock options	338,703	556,306

Denominator for diluted earnings per share — weighted average shares	23,446,643	23,545,219

NOTE 5 — LONG TERM NOTE PAYABLE
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company and Encore Wire Limited. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous bank financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2005, the Company recorded an unrealized reduction to Notes Payable on the balance sheet of $355,475 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $84.3 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program three times, through December 31, 2005 for the remaining 224,700 shares, however there were no repurchases of common stock in 2003, 2004 and thus far in 2005.
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2005 and 2004. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Net sales for the third quarter of 2005 amounted to $207.5 million compared with net sales of $158.6 million for the third quarter of 2004. This dollar increase was the result of a 31% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased in the third quarter of 2005 compared to the third quarter of

2004, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The unit volume of wire shipped was virtually unchanged in the third quarter of 2005 versus the third quarter of 2004.
Cost of goods sold increased to $176.5 million, or 85.1% of net sales, in the third quarter of 2005, compared to $136.9 million, or 86.3% of net sales, in the third quarter of 2004. Gross profit increased to $31.0 million, or 14.9% of net sales, in the third quarter of 2005 versus $21.8 million, or 13.7% of net sales, in the third quarter of 2004. The increased gross profit and gross margin percentages were primarily the result of the higher sales dollars in 2005 absorbing more fixed costs contained in the cost of sales category.
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
Primarily as a result of increasing copper costs and, to a lesser degree, a small increase in the amount of inventory on hand during the third quarter 2005, a LIFO adjustment was recorded, increasing cost of sales by $4.5 million during the quarter. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the third quarter of 2005 were $10.7 million, or 5.1% of net sales, compared to $9.3 million, or 5.8% of net sales, for the third quarter of 2004. The percentage decrease was due to the substantial increase in the sales dollar denominator, which reduced the selling costs percentage, minimizing an increase in freight costs, offset by a decrease in commissions on sales paid to independent sales reps. Freight costs increased primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $1.9 million, or .9% of net sales, in the third quarter of 2005 compared to $1.8 million, or 1.2% of net sales, in the third quarter of 2004. The general and administrative costs are semi-fixed by nature and therefore did not increase proportionately with sales and dropped as a percentage of sales. The provision for bad debts was $195,000 in the third quarter of 2005 versus $45,000 in the third quarter of 2004.
Net interest expense increased to $1,074,000 in the third quarter of 2005 compared to $661,000 in the third quarter of 2004 as a result of higher average debt balances outstanding during the third quarter of 2005 and higher average interest rates.

As a result of the foregoing factors, the Company’s net income increased to $11.2 million in the third quarter of 2005 from $6.4 million in the third quarter of 2004.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
Net sales for the first nine months of 2005 amounted to $513.9 million compared with net sales of $455.7 million for the first nine months of 2004. This dollar increase was the result of a 2.4% decrease in the volume of product shipped, offset by a 15.2% increase in the average price of wire sold. Fluctuations in sales prices are primarily a result of fluctuations in copper raw material prices and product price competition.
Cost of goods sold increased to $456.8 million in the first nine months of 2005, compared to $380.0 million in the first nine months of 2004. Gross profit decreased to $57.1 million, or 11.1% of net sales, in the first nine months of 2005 versus $75.7 million, or 16.6% of net sales, in the first nine months of 2004. The decreased gross profit and gross margin percentages were primarily the result of margin compression in the first half of 2005 versus 2004. The margin compression in the first half of 2005 was discussed in the first two quarterly reports of 2005.
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
Primarily as a result of increasing copper costs during the first nine months of 2005 and, to a lesser extent, an increased amount of inventory on hand at September 30, a LIFO adjustment was recorded increasing cost of sales by $11.0 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2005 were $27.4 million, or 5.3% of net sales, compared to $25.5 million, or 5.6% of net sales, in the same period of 2004. The percentage decrease was due to the substantial increase in the sales dollar denominator, which reduced the selling costs percentage, minimizing an increase in freight costs, offset by a decrease in commissions on sales paid to independent sales reps. Freight costs increased primarily due to higher fuel costs in the trucking industry. General and administrative expenses remained relatively flat at $5.6 million, or 1.1% of net sales, in the first nine months of 2005 compared to $5.5 million, or 1.2% of net sales, in the same period of 2004. The provision for bad debts was $285,000 in the first nine months of 2005 versus $255,000 in the first nine months of 2004.
Net interest expense was $2,676,000 in the first nine months of 2005 compared to $2,055,000 in the first nine months of 2004. The increase was due to higher average debt balances and higher average interest rates during the first nine months of 2005 than during the comparable period of 2004.
As a result of the foregoing factors, the Company’s net income decreased to $14.7 million in the first nine months of 2005 from $26.9 million in the first nine months of 2004.
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
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company and Encore Wire Limited. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous bank financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2005, the

Company recorded an unrealized reduction to Notes Payable on the balance sheet of $355,475 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2005. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2005, the total balance outstanding under the Financing Agreement and the Senior Notes was $84.3 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
Cash used in operations was $25.3 million in the first nine months of 2005 compared to $1.5 million of cash provided by operations in the first nine months of 2004. This decrease in cash provided by operations resulted from several major factors, including, the decrease in net income to $14.7 million in the first nine months of 2005 from $26.9 million in the first nine months of 2004, an increase in accounts receivable of $50.7 million in 2005 versus and increase of $35.9 million in 2004 and an increase in inventory of $11.1 million in 2005 versus a decrease of $7.6 million in 2004, offset by an increase in accounts payable of $8.8 million in 2005 versus a decrease of $1.9 million in 2004 and a $8.0 million swing in current taxes payable/ receivable from a $1.9 million use of cash in 2004 to a $6.1 million source of cash in 2005. The increase in accounts payable is due primarily to timing differences. The change in current taxes resulted from the way in which taxes are calculated by annualizing year-to-date results. The 2004 tax accruals were driven upward by the large earnings in the first half of the year, resulting in tax overpayments in 2004. In 2005, the Company offset these tax credits against 2005 tax liabilities.
Cash used in investing activities decreased to $9.9 million in the first nine months of 2005 from $16.0 million in the first nine months of 2004, as the Company had lower capital expenditures in 2005. In 2004, the funds were used primarily to fund construction of the new 162,000 square foot addition to the Company’s distribution center as well as the purchase of manufacturing equipment. The $34.5 million of cash provided by financing activities in the first nine months of 2005 was a result of the Company’s increase in outstanding bank debt, which was required to satisfy the cash demands discussed above.
During the remainder of 2005, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations, primarily related to the new armored cable plant, which was discussed in a press release, dated March 21, 2005. The Company broke ground for this plant in June 2005. Current plans are to complete this plant in the first half of 2006. The total capital expenditures associated with these projects in 2005 are currently estimated to be in the $15.0 to $20.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the amended Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2005	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 2, 2005	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 2, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 2, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 2, 2005 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 2, 2005 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.