Form 10-K
period 2005-12-31
ENCORE WIRE CORP /DE/
filed 2006-03-14
CIK 850460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 2005

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
Common Stock, par value $.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
☐ Large accelerated filer ☑ Accelerated filer ☐ Non-Accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $187,552,069 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant). Number of shares of Common Stock outstanding as of March 3, 2006: 23,241,853
Documents incorporated by reference
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)	Proxy statement for the 2006 annual meeting of stockholders – Part III

PART I
ITEM 1. BUSINESS
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1410 Millwood Road, McKinney, Texas 75069. Its telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms “Company” and “Encore” refer to Encore Wire Corporation and its consolidated entities, including Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”) through which the Company’s operations are conducted.
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
Encore’s strategy is to further expand its share of the markets for residential wire and for commercial wire primarily by emphasizing a high level of customer service and low-cost production and the addition of new products that complement its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and an incentivized work force.
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
Low-Cost Production. Encore’s low-cost production capability features an efficient plant design and an incentivized work force.
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
Products
Encore offers a residential wire product line that consists primarily of NM-B cable and UF-B cable. Encore’s commercial product line consists primarily of THWN-2, the most widely used type of commercial wire. Additionally, the Company manufactures other types of commercial wire products. The Company’s NM-B, UF-B and THWN-2 cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains between 400 and 500 stock-keeping units (“SKUs”) of residential wire and between 4,000 and 4,500 SKUs of commercial wire. The principal basis for differentiation among SKUs are product diameter, insulation, color and packaging.
The Company is currently constructing a new 160,000 square foot building on its McKinney, Texas campus, which upon completion, is expected to manufacture armored (MC) cable. The armored cable will also contain copper conductors manufactured by the Company. This facility is expected to be operational in the third quarter of 2006.
Residential Wire
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with or without an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from residential buildings. UF-B cable is composed of two or three PVC insulated copper wire conductors, with or without an uninsulated ground wire, all jacketed in PVC.
Commercial Wire
THWN-2 cable. THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically enclose THWN-2 cable in protective pipe or conduit.
Manufacturing
The efficiency of Encore’s highly automated manufacturing facility is a key element of its low-cost production capability. Encore’s residential wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process.
The manufacturing process for the Company’s products involves up to six steps: casting, drawing, stranding, blending, insulating and jacketing.
Rod Mill. Rod is produced by melting sheets of copper cathode and copper scrap and rolling the hot copper bar into a 5/16 inch copper rod to be drawn into copper wire.
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

Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 72% of the top 200 wholesale electrical distributors (by volume) in the United States according to information reported in the June 2005 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2005.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. At December 31, 2005, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience in 2005, 2004 and 2003 was 0.03%, 0.04% and 0.05% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2005, Encore had 686 employees, 605 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
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
The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2005, the copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During 2005, this facility produced all of the Company’s PVC requirements.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire and Cable Co., Inc., and United Copper Industries.
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
Intellectual Property Matters
The Company owns the following federally registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,582,340 for the mark “NONLEDEX” for use in connection with the conductor insulation material; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark “HANDY MAN’S CHOICE”. The current terms of trademark protection for these marks will expire on various dates between 2009 and 2015, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect the Company’s business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before purchasing the Company’s stock, an investor should know that making such an investment involves some risks, including the risks described below. This list highlights some of the major factors that could affect the Company’s operations or stock price, but cannot enumerate all the potential issues that management faces on a day-to-day basis, many of which are totally out of management’s control. If any of the risks mentioned or others actually occur, the Company’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of its stock could fluctuate significantly.

Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 76.8% and 73.0% of its costs of goods sold during 2005 and 2004, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Operating Results May Fluctuate
Encore’s quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, its operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, the loss of key manufacturers representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.
Plant and Product Expansion
In 2005, the Company commenced construction of a new plant to manufacture armored (MC) cable. The new plant is expected to be operational in the third quarter of 2006. The Company’s future success is dependent to a significant degree upon its ability to timely complete and operate the new armored cable plant on a profitable basis. The Company’s success is also dependent upon its ability to hire and train qualified employees and integrate them into the Company’s expanded operations and upon its ability to manage and control both the anticipated growth and the expanded operations of the larger business. Although the Company has achieved significant sales growth and successfully expanded its plant capacity to manufacture residential and commercial wire since inception, there can be no assurance that the Company will be able to achieve comparable results in the armored cable market or that the current plant expansion will be successful.
Reliance on Senior Management
Vincent A. Rego, the Company’s co-founder and Chairman of the Board suffered a stroke in May 2005. Mr. Rego has managed the business and operations of the Company since its inception and has been engaged in the manufacture and sale of electrical wire and cable for over 50 years. Since Mr. Rego’s stroke, Daniel L. Jones the President of the Company, has performed the duties of Chairman of the Board and on February 20, 2006 Mr. Jones was officially named Chief Executive Officer of the Company. Encore’s future operating results depend, in part, upon the continued service of Mr. Jones and its senior management, including Frank J. Bilban, the Company’s Vice President and Chief Finance Officer (none of whom are bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industries, which are the end users of the Company’s products, are cyclical and are affected by a number of factors including changes in interest rates, the general condition of the economy and market demand. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. There can be no assurance that future downturns in the residential, commercial or industrial construction industries will not have a material adverse effect on the Company.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products which have substantially greater resources than the Company. Some of these competitors are owned and operated by large, diversified companies. The Company’s primary competitors include Southwire Company, Cerro Wire and Cable Co., Inc. and United Copper Industries. The principal elements of competition in the wire and cable industry are, in the opinion of the Company, pricing, product availability and quality and, in some instances, breadth of product line. Upon completion of the plant expansion for the manufacture of armored cable, the Company believes that it will be competitive with respect to all of these factors. While the number of firms producing wire and cable has declined in the past, there can be no assurance that new competitors will not emerge or that existing producers will not employ or improve upon the Company’s manufacturing and marketing strategy.
Common Stock Price May Fluctuate
Future announcements concerning Encore or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding the Company or its industry in the financial press or investment advisory publications, among other factors, could cause the market price of the Common Stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions, such as recessions, world events, military conflicts or market or market-sector declines, may materially and adversely affect the market price of the Common Stock.
Future Sales of Common Stock Could Affect Price of Common Stock
No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the Common Stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 109 acres and consist of buildings containing approximately 1,125,000 square feet of floor space, of which approximately 24,000 square feet is used for office space and 1,101,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations and are properly maintained and adequately insured.
The Company is constructing a new 160,000 square foot building on its’ McKinney Texas campus. This new plant will house machinery the company is purchasing to produce armored cable, as the Company first announced in a press release on March 21, 2005. This project is currently on track to be completed during the third quarter of 2006 at an estimated cost of $25 to $27 million.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on its financial condition, the results of operations or cash flows of the Company, in part because the Company believes that it has adequate insurance to cover any damages that may ultimately be awarded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages at March 19, 2006 is set forth below:

Name	Age	Position with Company
Vincent A. Rego	82	Chairman of the Board of Directors, Chairman Emeritus

Daniel L. Jones	42	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	49	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
Mr. Rego has been Chairman of the Board of Directors of Encore since 1989 and served as Chief Executive Officer of the Company from October 1997 until he suffered a stroke in May 2005. Mr. Rego is recovering from the stroke and during his absence the duties of Chairman of the Board are being performed by Daniel L. Jones, the President of the Company. On February 20, 2006, the Board of Directors named Daniel L. Jones the Chief Executive Officer of the Company and designated Mr. Rego as the Chairman Emeritus, an honorary, lifetime position, granting Mr. Rego the right to attend and observe all meetings of the Board. It should be noted the Mr. Rego is the current Chairman of the Board of Directors, but during his absence the duties are being performed by the President of the Company, Daniel L. Jones. From 1978 until 1988, Mr. Rego served as President, Chief Executive Officer and Chairman of the Board of Capital Wire and Cable Corporation (“Capital Wire”), which was purchased by General Cable Corporation in 1988.
Mr. Jones has served as President and Chief Executive Officer of the Company since May 2005, after serving as President and Chief Operating Officer of the Company since May 1998. In May 1997, Mr. Jones was named Executive Vice President of the Company, and in October 1997, he was named Chief Operating Officer. He previously held the position of Vice President-Sales and Marketing of Encore from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He also serves as a member of the Board of Directors.
Mr. Bilban has served as Vice President-Finance, Treasurer and Secretary of Encore since June 2000. From 1998 until joining the Company in June 2000, Mr. Bilban was Executive Vice President and Chief Financial Officer of Alpha Holdings, Inc., a plastics manufacturing conglomerate. From 1996 until 1998, Mr. Bilban was Vice President and Chief Financial Officer of Wedge Dia-Log Inc., an oil field services company. From 1991 until 1996, Mr. Bilban held financial positions, including Division Controller, with the CT Film Division of Rexene Corporation. From 1978 until 1991 he was employed in various financial capacities with several divisions of Outboard Marine Corporation.
All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board or until their respective successors are chosen and qualified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2005
First Quarter	$13.64	$10.00
Second Quarter	11.75	9.05
Third Quarter	16.34	11.87
Fourth Quarter	25.24	16.22

2004
First Quarter	$24.82	$11.87
Second Quarter	25.80	17.85
Third Quarter	18.54	11.10
Fourth Quarter	16.20	12.20
As of March 3, 2006, there were 99 record holders of the Company’s Common Stock.
The Company has never paid cash dividends. Management presently intends to retain future earnings for the operation and expansion of the Company’s business. The Company’s existing credit arrangements permit the Company to pay cash dividends in the future, subject to certain financial limitations, if the Board of Directors deems it appropriate. The Company did not repurchase any shares of its common stock during the year ended December 31, 2005. For further information see Note 4 of the Consolidated Financial Statements under “Item 8, Financial Statements and Supplementary Data.”
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	639,825	$6.73	47,800

Equity compensation plans not approved by security holders	0	0	0

TOTAL	639,825	$6.73	47,800

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$758,089	$603,225	$384,750	$285,207	$281,010
Cost of goods sold	632,842	506,819	328,887	250,267	240,553

Gross profit	125,247	96,406	55,863	34,940	40,457
Selling, general and administrative expenses	46,335	42,218	31,090	23,891	24,475

Operating income	78,912	54,188	24,773	11,049	15,982
Other income (expense):
Interest and other income	(7)	473	113	(64)	116
Interest expense	(3,929)	(2,857)	(2,423)	(1,666)	(1,833)

Income before income taxes	74,976	51,804	22,463	9,319	14,265
Income tax expense	24,898	18,444	8,087	3,355	5,135

Net income	$50,078	$33,360	$14,376	$5,964	$9,130

Net income per common and common equivalent shares – basic	$2.17	$1.45	$.63	$.26	$.40

Net income per common and common equivalent shares – diluted	$2.13	$1.42	$.63	$.26	$.40

Weighted average common and common equivalent shares – basic	23,117	23,018	22,682	22,805	22,602
Weighted average common and common equivalent shares – diluted	23,537	23,528	22,924	23,009	22,736

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$199,113	$132,682	$106,257	$75,679	$62,363
Total assets	348,476	251,515	225,299	183,129	171,696
Long-term debt, net of current portion	70,438	49,836	53,425	47,500	30,000
Stockholders’ equity	210,535	159,544	121,776	106,519	102,928

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
Executive Overview
Encore Wire, as stated throughout this report, sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:
•	Industry leading order fill rates and responsive customer service.

•	Product innovations based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing plant.

•	A focused management team leading an incentivized work force.

•	Low general and administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to over $750 million in net sales in 2005. Encore has built a loyal following of customers throughout the lower 48 United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales only where profit margins are acceptable. Top management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.
The Company is currently constructing a new 160,000 square foot building on its McKinney, Texas campus, which upon completion, is expected to manufacture armored (MC) cable. The armored cable will contain copper conductors currently manufactured by the Company, with an aluminum or steel flexible outer jacket. The new facility will house armoring machines the Company is purchasing. This facility is expected to be operational in the third quarter of 2006. The Company will market the armored cable to its existing customer base, the majority of whom are currently buying this product from other suppliers.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the U.S.A. continues to be strong. Nationally, commercial construction has been down over the last several years, however, industry projections forecast commercial wire sales to improve over the next several years.
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 76.8%, 73.0%, 67.1%, 63.9%, and 66.6% of the Company’s cost of goods sold during fiscal 2005, 2004, 2003, 2002, and 2001, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The price of copper rose gradually in 2003 and then accelerated its rise in the fourth quarter. In 2004, copper prices trended upward in the first quarter and then traded in a range during the remainder of 2004. In 2005, copper prices rose slowly and steadily through the first half of the year and then more rapidly in the second half of the year. However, the Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	64.2	61.3	57.3
Other raw materials	8.3	9.7	11.7
Depreciation	1.5	1.8	3.1
Labor and overhead	6.6	9.2	11.9
LIFO adjustment	2.9	2.0	2.5
Lower cost or market adjustment	0.0	0.0	(1.0)

	83.5	84.0	85.5

Gross profit	16.5	16.0	14.5
Selling, general and administrative expenses	6.1	7.0	8.1

Operating income	10.4	9.0	6.4
Other (income) expense, net	0.5	0.4	0.6

Income before income taxes	9.9	8.6	5.8
Income tax expense	3.3	3.1	2.1

Net income	6.6%	5.5%	3.7%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2005, 2004, and 2003. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $758.1 million in 2005, compared to $603.2 million in 2004 and $384.8 million in 2003. The 26% increase in net sales in 2005 versus 2004 was primarily the result of a 28% increase in the average selling price of product sold along with a slight change in the mix of product sold. The increase in net sales in 2004 versus 2003 was the net result of a 10.5% increase in the volume of copper pounds of product sold, coupled with a 42.1% increase in the average price of product sold. The large increases in average price in 2005 and 2004 were primarily driven by the increase in raw copper prices. Changes in the mix of product sold also impacted the average prices to a lesser extent. Sales volume increases are generally due to several factors, including increased customer acceptance and product availability. In 2003, the 24.9% increase in unit sales was due to Encore’s continued historical growth momentum, as well as the fact that significant capacity was taken off-line by competitors, one of whom declared Chapter 7 Bankruptcy and liquidated, and another who closed a major plant. The effect of these two competitors’ actions carried on into 2004 and affected the first half of the year more strongly than the second half. Also in 2005 and 2004, the Company realized an increase in the spread between the sales price of wire and the price of raw copper for the years as a whole, although the quarterly spreads varied widely. This spread was high in the first quarter of 2004, with the intense price competition in the building wire industry compressing the Company’s spread during the succeeding three quarters. This margin compression continued even further into the first five months of 2005. The margins rebounded sharply in the second half of the year resulting in higher spreads, particularly in the fourth quarter of 2005.
Cost of goods sold was $632.8 million in 2005, compared to $506.8 million in 2004 and $328.9 million in 2003. Copper costs increased to $486.1 million in 2005 from $370.1 million in 2004 and $220.6 million in 2003. Copper costs as a percentage of net sales increased to 64.2% in 2005 from 61.4% in 2004 and 57.3% in 2003. The increase as a percentage of net sales was due to copper costs rising more than other costs and more than the price of copper wire sold, in percentage terms as discussed above. Other raw material costs as a percentage of net sales were 8.3%, 9.7% and 11.7%, in 2005, 2004, and 2003, respectively. The decrease is due primarily to the Company’s cost of other raw materials per pound of copper sold increasing less than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 8.1% in 2005, compared to 10.9% in 2004 and 14.9% in 2003. The percentage decreases in 2005 and 2004 were due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.

Inventories consist of the following at December 31:

	2005	2004	2003

Raw materials	$11,288,100	$5,025,479	$12,975,655
Work-in-process	8,427,935	5,311,035	5,490,458
Finished goods	84,664,933	43,389,467	43,506,841

	104,380,968	53,725,981	61,972,954
Adjust to LIFO cost	(36,449,280)	(14,614,598)	(2,629,089)
Lower of cost or market adjustment	0	0	0

	$67,931,688	$39,111,383	$59,343,865

Copper prices trended upward slowly in the first half of 2005, and then accelerated their increase during the remainder of 2005. As of December 31, 2005, the value of all inventories using the LIFO method was less than the FIFO value by $36.4 million. This differential increased $21.8 million versus the December 31, 2004 differential of $14.6 million, resulting in a corresponding increase of $21.8 million in cost of goods sold for the year.
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
Gross profit increased to $125.2 million, or 16.5% of net sales in 2005 from $96.4 million, or 16.0% of net sales in 2004 and from $55.9 million, or 14.5% of net sales, in 2003. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $38.5 million in 2005, $34.4 million in 2004 and $24.0 million in 2003. As a percentage of net sales, selling expenses dropped to 5.1% in 2005, versus 5.7% in 2004 and 6.3% in 2003. The percentage drop in 2005 was due to freight expenses dropping in relation to sales, which increased dramatically in 2005, as well as a change in the commission schedules that resulted in an overall decrease as a percentage of sales. The percentage drop in 2004 was due to freight expenses dropping in relation to sales, which increased dramatically in 2004. General and administrative expenses, as a percentage of net sales, were 1.0% in 2005, 1.3% in 2004 and 1.8% in 2003. In 2005 and 2004, general and administrative costs decreased as a percent of net sales due to the semi-fixed nature of many of these costs.
Interest expense increased to $3.9 million in 2005 from $2.9 million in 2004 and $2.4 million in 2003. The increases in the last two years are due to the higher average debt levels in 2005 and 2004. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $213,000 in 2005 and $165,000 in 2004. No interest expense relating to the construction of assets was capitalized in 2003.
The Company’s effective tax rate was 33.2% in 2005, 35.6% in 2004 and 36.0% in 2003. The decrease in the effective tax rate in 2005 is primarily due to the Company adjusting deferred tax liabilities by $0.8 million in the first quarter, lower overall state tax expense and realizing an approximate 1% reduction from the benefits of the American Jobs Creation of Act of 2004. The slight decrease in the effective tax rate in 2004 was primarily due to less overall state tax expense as a percentage of pre-tax income.
In October 2004, the American Jobs Creation Act of 2004 was passed, which provides a deduction for income from qualified domestic production activities that generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109.

Accordingly, the impact of any deductions is being reported in the period for which the deduction will be claimed on the Company’s tax return.
As a result of the foregoing factors, the Company’s net income was $50.1 million in 2005, $33.4 million in 2004 and $14.4 million in 2003.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net income	$50,078	$33,360	$14,376

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,276	11,626	12,630
Other non-cash items	(2,984)	6,262	1,953
(Increase) decrease in accounts receivable, inventory and other assets	(96,496)	(11,066)	(48,630)
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	32,123	(15,253)	19,743

Net cash provided by (used in) operating activities	(5,003)	24,929	72

Investing activities:
Purchases of property, plant and equipment (net)	(16,890)	(21,314)	(5,822)

Financing activities:
Increase (decrease) in indebtedness, net	21,363	(4,128)	5,925
Issuances of common stock	512	2,761	56
Purchase of treasury stock	—	—	—

Net cash provided by (used in) financing activities	21,875	(1,367)	5,981

Net increase (decrease) in cash	$(18)	$2,248	$231

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
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company arranged for a private placement of debt by entering into a Note Purchase Agreement (the “Note Purchase

Agreement”). The Company and its wholly owned subsidiaries are the guarantors of the indebtedness under each of these agreements. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million. As of December 31, 2005, the Company had total borrowings of $26.2 million outstanding under the Financing Agreement.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2005, the Company recorded a liability of $761,913 related to the swap with a corresponding reduction to Notes Payable on the balance sheet.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2005. Under the Financing Agreement, the Company is permitted to pay cash dividends subject to certain financial limitations. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program three times through December 31, 2006 for the remaining 224,700 shares, however there were no repurchases of stock in 2003, 2004 or 2005.
Cash used in operations was $5.0 million in 2005 compared to cash provided by operations of $24.9 million in 2004 and $0.1 million in 2003. The decrease in 2005 versus 2004 was due primarily to a $56.5 million increase in accounts receivable and a $28.8 million increase in inventories, offset by $16.7 million increase in net income, a $24.3 million increase in taxes payable and a $7.8 million increase in accounts payable and accrued liabilities. The increases in cash required for accounts receivable and inventories were primarily due to the rise in raw material prices during 2005 that drove sales higher as discussed above, and in the case of inventories, an increase in the quantity of inventory on hand at year-end. Increases in taxes payable and accounts payable are primarily due to timing issues at year-end. The increase in 2004 versus 2003 was due primarily to a $19.0 million increase in net income as well as a $20.2 million decrease in inventory, offset by a $27.6 million increase in accounts receivable. Inventory quantities at December 31, 2004 versus December 31, 2003, were cut in raw materials and finished goods, as the Company worked to increase inventory turns while maintaining order fill rates. This was accomplished by pressuring suppliers to be more responsive as well as utilizing the flexibility in receiving copper with the additional railroad tracks and utilizing the flexibility of the new machinery put in service in the wire mills to respond quickly to changes in product demand. In 2003, cash flow from operations was used primarily for a $35.0 million increase in accounts receivable due to higher sales dollars in the fourth quarter of 2003 versus the fourth quarter of 2002.
Cash used in investing activities decreased to $16.9 million in 2005 from $21.3 million in 2004 and $5.8 million in 2003. During 2005, capital expenditures were made primarily in conjunction with the building of the new armored cable plant and machinery that will be used in the manufacture of this new product line. During 2004 capital expenditures increased to expand the distribution center, expand railroad access and selectively add machinery to address bottlenecks in the wire mills. 2003 was a low year for capital expenditures.
The cash provided by financing activities of $21.9 million in 2005 was used primarily to fund capital expenditures and increased working capital requirements. The relatively high level of capital expenditures in 2004 was funded by the strong operating cash flow discussed above, which also funded cash used in financing activities of $1.4 million. The cash provided by financing activities in 2003 was used to fund the increased working capital demands resulting from the increased sales in 2003. Cash provided by financing activities was increased by $0.5 million in 2005, $2.8 million in 2004 and $0.1 million in 2003, as the result of the issuance of common stock, primarily to satisfy employee option exercises.
During 2005, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its residential and commercial wire operations, including primarily the completion of the armored cable plant discussed above. The Company also expects its working capital requirements may increase during 2005 as a result of continued increases in sales and potential increases in the price of copper. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2005.

	Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$71,200	$—	$—	$26,200	$45,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	46,694	46,694	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	762	—	—	—	762

Total	$118,656	$46,694	$—	$26,200	$45,762

Note:	Amounts listed as purchase obligations consist of major raw material purchase orders and $10.7 million of capital equipment orders open as of December 31, 2005.
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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2005, a $0.20 reduction in the fair market value of copper per pound would not have resulted in any lower of cost or market reserve for the year ended December 31, 2005. However, larger decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of other models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
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
The Company expects to adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. The full magnitude of the impact of adopting SFAS 123R cannot be predicted at this time, in part because it will be dependent upon the levels of future share based payments.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials or spoilage should be recognized as current-period charges and requires the allocations of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the financial condition, results of operations or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material effect on our financial condition, results of operations or cash flows.

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
This list highlights some of the major factors that could affect the Company’s operations or stock price, but cannot enumerate all the potential issues that management faces on a daily basis, many of which are totally out of management’s control. For further discussion of the factors described herein and their potential effects on the Company, see “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Interest rate risk is attributable to the Company’s long-term debt. Effective August 27, 2004, the Company through its indirectly wholly owned subsidiary, Encore Wire Limited, entered into “the Financing Agreement”. Effective the same day and concurrent with the Financing Agreement, the Company entered into “the Note Purchase Agreement”. The Company and its wholly owned subsidiaries are the guarantors of the indebtedness under both of these agreements. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Amounts outstanding under the Note Agreement are payable on August 27, 2011, with interest only payments due semi-annually. At December 31, 2005, the balances outstanding under the Financing Agreement and the Note Purchase Agreement were $71.2 million, and the average interest rate was 6.32%. There is inherent rollover risk for borrowings under the Financing Agreement as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Holding borrowing levels at December 31, 2005 constant, an average 1% interest rate increase in 2006 would increase interest expense by $712,000.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Wire Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 10, 2006

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$2,621,718	$2,639,579
Accounts receivable, net of allowance for losses of $689,949 and $577,305 in 2005 and 2004, respectively	164,930,302	108,752,028
Inventories	67,931,688	39,111,383
Income taxes receivable	—	4,751,043
Current deferred income taxes	1,121,079	—
Prepaid expenses and other	18,628,669	6,910,293

Total current assets	255,233,456	162,164,326

Property, plant, and equipment — at cost:
Land and land improvements	8,375,138	6,783,457
Construction-in-progress	12,112,616	3,378,129
Buildings and improvements	38,063,138	37,972,384
Machinery and equipment	120,326,345	115,865,574
Furniture and fixtures	3,624,317	3,194,755

	182,501,554	167,194,299

Accumulated depreciation	(89,364,409)	(78,515,439)

	93,137,145	88,678,860

Other assets	105,017	671,899

Total assets	$348,475,618	$251,515,085

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$17,276,887	$15,090,694
Accrued liabilities	19,304,108	13,658,285
Current income taxes payable	19,539,784	—
Current deferred income taxes	—	732,931

Total current liabilities	56,120,779	29,481,910

Noncurrent deferred income taxes	10,619,537	12,652,428
Long-term note payable	70,438,087	49,836,482
Other long term liabilities	761,913	—

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares— 2,000,000. Issued and outstanding shares — none
Common stock, $.01 par value: Authorized shares — 40,000,000. Issued and outstanding shares — 25,939,103 in 2005 and 25,863,078 in 2004	259,391	258,631
Additional paid-in capital	38,931,690	38,019,869
Treasury stock, at cost — 2,758,950 shares in 2005 and 2004	(15,274,643)	(15,274,643)
Retained earnings	186,618,864	136,540,408

Total stockholders’ equity	210,535,302	159,544,265

Total liabilities and stockholders’ equity	$348,475,618	$251,515,085

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
	2005	2004	2003

Net sales	$758,089,376	$603,225,293	$384,750,208
Cost of goods sold	632,841,670	506,818,934	328,887,173

Gross profit	125,247,706	96,406,359	55,863,035

Selling, general, and administrative expenses	46,335,261	42,218,563	31,090,355

Operating income	78,912,445	54,187,796	24,772,680

Other income (expense):
Interest and other income	(6,643)	473,080	112,814
Interest expense	(3,928,905)	(2,856,718)	(2,423,230)

Income before income taxes	74,976,897	51,804,158	22,462,264
Income tax expense	24,898,441	18,444,121	8,086,600

Net income	$50,078,456	$33,360,037	$14,375,664

Weighted average common shares — basic	23,116,881	23,017,848	22,681,711

Basic earnings per common share	$2.17	$1.45	$0.63

Weighted average common shares — diluted	23,536,555	23,528,155	22,924,459

Diluted earnings per common share	$2.13	$1.42	$0.63

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Gain / (Loss)	Earnings	Total

Balance at December 31, 2002	16,958,365	$169,584	$34,137,750	$(15,274,643)	$(1,318,774)	$88,804,707	$106,518,624
Net income	—	—	—	—	—	14,375,664	14,375,664
Unrealized gain on hedging activities, net	—	—	—	—	826,320	—	826,320

Total comprehensive income	—	—	—	—	—	—	15,201,984
Proceeds from exercise of stock options	8,385	84	55,705	—	—	—	55,789

Balance at December 31, 2003	16,966,750	169,668	34,193,455	(15,274,643)	(492,454)	103,180,371	121,776,397
Net income	—	—	—	—	—	33,360,037	33,360,037
Unrealized gain on hedging activities, net	—	—	—	—	492,454	—	492,454

Total comprehensive income	—	—	—	—	—	—	33,852,491
Proceeds from exercise of stock options	275,326	2,753	2,758,287	—	—	—	2,761,040
Tax benefit on exercise of stock options	—	—	1,154,337	—	—	—	1,154,337
Purchase of treasury stock	—	—	—	—	—	—	—
Capital adjustment for 3-for-2 stock split	8,621,002	86,210	(86,210)	—	—	—	—

Balance at December 31, 2004	25,863,078	258,631	38,019,869	(15,274,643)	—	136,540,408	159,544,265
Net income (comprehensive income)	—	—	—	—	—	50,078,456	50,078,456
Proceeds from exercise of stock options	76,025	760	510,836	—	—	—	511,596
Tax benefit on exercise of stock options	—	—	400,985	—	—	—	400,985
Purchase of treasury stock	—	—	—	—	—	—	—

Balance at December 31, 2005	25,939,103	$259,391	$38,931,690	$(15,274,643)	$—	$186,618,864	$210,535,302

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003

Operating Activities
Net income	$50,078,456	$33,360,037	$14,375,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,275,471	11,626,004	12,630,221
Provision for bad debts	330,000	300,000	180,000
Deferred income taxes	(3,886,901)	4,912,410	466,096
Tax benefit of option exercise	400,985	1,154,337	—
(Gain) or Loss on disposal of assets	171,482	(104,494)	(297,353)
Changes in operating assets and liabilities:
Accounts receivable	(56,508,273)	(27,622,100)	(35,010,287)
Inventories	(28,820,306)	20,232,482	(9,178,972)
Prepaid expenses and other	(11,166,494)	(3,676,090)	(2,835,532)
Trade accounts payable	2,186,192	(9,339,511)	13,694,875
Accrued liabilities	5,645,823	3,996,144	3,540,032
Current income taxes payable (receivable)	24,290,827	(9,909,514)	2,507,827

Net cash provided by (used in) operating activities	(5,002,738)	24,929,705	72,571

Investing Activities
Purchases of property, plant, and equipment	(17,232,744)	(23,805,702)	(6,124,366)
(Increase) decrease in long term investments	—	—	—
(Increase) decrease in deposits	—	—	68,032
Proceeds from sale of assets	342,506	2,491,422	234,000

Net cash used in investing activities	(16,890,238)	(21,314,280)	(5,822,334)

Financing Activities
Proceeds from issuance of Private Placement debt	—	45,000,000	—
Proceeds from (repayments of) long-term note payable, net	21,363,519	(49,128,000)	5,925,000
Proceeds from issuance of common stock, net	511,596	2,761,040	55,789
Purchase of treasury stock	—	—	—

Net cash provided by (used in) financing activities	21,875,115	(1,366,960)	5,980,789

Net increase (decrease) in cash and cash equivalents	(17,861)	2,248,465	231,026
Cash and cash equivalents at beginning of year	2,639,579	391,114	160,088

Cash and cash equivalents at end of year	$2,621,718	$2,639,579	$391,114

Non-cash activities
Unrealized gain (loss) on hedging activities	$—	$1,031,936	$826,320

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2005
1. Significant Accounting Policies
Business
Encore Wire Corporation (the Company) conducts its business in one segment – the manufacture of copper electrical wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable, for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 31 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s commercial and residential wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 76.8%, 73.0%, and 67.1%, of its cost of goods sold during 2005, 2004, and 2003, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.
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
The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of other models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
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
The Company expects to adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. The full magnitude of the impact of adopting SFAS 123R cannot be predicted at this time, in part because it will be dependent upon the levels of future share based payments.

1. Significant Accounting Policies (continued)
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials or spoilage should be recognized as current-period charges and requires the allocations of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the financial condition, results of operations or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material effect on our financial condition, results of operations or cash flows.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $18.6 million, $16.5 million, and $12.9 million for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.
Financial Instruments and Concentrations of Credit Risk
Cash, accounts receivable, trade accounts payable, accrued liabilities, and notes payable are stated at amounts which approximate fair value.
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

Allowance for Losses Progression	2005	2004	2003

Beginning balance January 1	$577,305	$490,143	$480,174
Write offs of bad debts net of collections of previous write offs	(217,356)	(212,838)	(170,031)
Bad debt provision	330,000	300,000	180,000

Ending balance at December 31	$689,949	$577,305	$490,143

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

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.84%	3.42%	n/a
Expected dividend yield	0.00%	0.00%	n/a
Expected volatility	61.2%	62.5%	n/a
Expected lives	5.0 years	5.0 years	n/a
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
The weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004, and 2003, was $6.39, $9.74, and $0, respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted has been amortized to expense over the vesting period. The Company’s pro forma information for FAS 123 is as follows (in thousands, except for earnings per common share information):

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$50,078	$33,360	$14,376

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	301	375	385

Pro forma net income	$49,777	$32,985	$13,991

Net income per share

Basic, as reported	$2.17	$1.45	$0.63
Basic, pro forma	2.15	1.43	0.62
Diluted, as reported	2.13	1.42	0.63
Diluted, pro forma	2.11	1.40	0.61

1. Significant Accounting Policies (continued)
Earnings Per Share
Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options and common stock warrants, which are common stock equivalents, are calculated using the treasury stock method.
Income Taxes
Income taxes are provided based on the liability method, resulting in deferred income tax assets and liabilities arising due to temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.
2. Inventories
Inventories consist of the following at December 31:

	2005	2004

Raw materials	$11,288,100	$5,025,479
Work-in-process	8,427,935	5,311,035
Finished goods	84,664,933	43,389,467

	104,380,968	53,725,981
Adjust to LIFO cost	(36,449,280)	(14,614,598)
Lower of cost or market adjustment	—	—

	$67,931,688	$39,111,383

During the third and fourth quarters of 2004, the Company liquidated the LIFO inventory layers established in 2003, 2002, 2001, 1999 and a portion of the inventory layer established in 1998. As a result, under the LIFO method, these inventory layers were liquidated at historical costs, that were less than current costs, which favorably impacted net income for fiscal 2004 by $7.5 million. There were no liquidations of inventory quantities during 2005.
3. Accrued Liabilities
Accrued liabilities consist of the following at December 31:

	2005	2004

Sales volume discounts payable	$12,192,399	$7,997,282
Property taxes payable	2,082,473	1,935,756
Commissions payable	1,790,415	1,441,318
Accrued salaries	2,078,899	1,776,748
Other accrued liabilities	1,159,922	507,181

	$19,304,108	$13,658,285

4. Long-Term Notes Payable
Long-term notes payable consist of the following at December 31:

	2005	2004

5.27% Senior Notes due 2011	$45,000,000	$45,000,000
Revolving line of credit	26,200,000	4,297,000
Fair value of interest rate swap	(761,913)	539,482

	$70,438,087	$49,836,482

Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company arranged for a private placement of debt by entering into a Note Purchase Agreement (the “Note Purchase Agreement”). The Company and its wholly owned subsidiaries are the guarantors of the indebtedness under each of these agreements. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2005, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million. As of December 31, 2005, the Company had total borrowings of $26.2 million outstanding under the Financing Agreement.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2005, the Company recorded a liability of $761,913 related to the swap with a corresponding reduction to Notes Payable on the balance sheet.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2005. Under the Financing Agreement, the Company is permitted to pay cash dividends subject to certain financial limitations. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
The Company paid interest totaling $3,928,906, $2,978,845, and $2,330,861 in 2005, 2004, and 2003, respectively. The Company capitalized $213,142, $165,048, and $0 of interest in 2005, 2004, and 2003, respectively.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the year ended December 31:

	2005	2004	2003

Current:
Federal	$27,350,626	$13,022,404	$7,262,120
State	1,434,716	509,307	358,384
Deferred	(3,886,901)	4,912,410	466,096

	$24,898,441	$18,444,121	$8,086,600

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the year ended December 31:

	2005	2004	2003

Amount computed using the statutory rate	$26,241,913	$18,131,455	$7,861,793
State income taxes, net of federal tax benefit	932,565	658,868	164,258
Qualified domestic production activity deduction	(885,622)	—	—
Other items	(1,390,415)	(346,202)	60,549

	$24,898,441	$18,444,121	$8,086,600

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2005 and 2004, is as follows:

	Deferred Tax Asset (Liability)
	2005		2004
	Current	Non-current	Current	Non-current

Depreciation	$—	$(10,619,537)	$—	$(12,652,428)
Inventory	785,824		(1,053,836)
Allowance for doubtful accounts	249,106		216,504
Uniform capitalization rules	267,341		187,041
Other	(181,192)		(82,640)

	$1,121,079	$(10,619,537)	$(732,931)	$(12,652,428)

The Company made income tax payments of $3.9 million in 2005, $22.3 million in 2004, and $6.0 million in 2003.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. This deduction lowered the company’s effective tax rate by $885,622, or approximately 1% for 2005.
6. Stock Options
The Company has a stock option plan for employees that provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 687,625 shares of common stock as of December 31, 2005. The stock options vest over five years and expire ten years from the grant date. The following summarizes activity in the stock option plan for the years ended December 31, 2005, 2004, and 2003:

	Shares Under	Price per	Aggregate
	Options	Share	Option Price

Options outstanding at December 31, 2002	1,130,565	$3.03 – $11.55	$7,353,658
Options granted	—	—	—
Options exercised	(12,577)	4.67 – 6.67	(36,000)
Options cancelled	—	—	—

Options outstanding at December 31, 2003	1,117,988	3.03 – 11.55	7,317,658
Options granted	17,500	14.25 – 20.94	349,727
Options exercised	(412,988)	3.75 – 11.33	(2,761,163)
Options cancelled	—	—	—

Options outstanding at December 31, 2004	722,500	3.75 – 20.94	4,906,222
Options granted	2,500	11.57	28,925
Options exercised	(76,025)	3.92 – 14.25	(511,539)
Options cancelled	(9,150)	3.92 – 20.94	(115,143)

Options outstanding at December 31, 2005	639,825	$3.75 – $20.94	$4,308,465

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.75 – $4.67	225,575	4.3 years	$4.35	222,350	$4.35
$5.35 – $8.43	387,250	5.4 years	$7.50	313,480	$7.44
$11.56 – $20.94	27,000	5.9 years	$15.67	13,900	$13.15

$3.75 – $20.94	639,825	5.1 years	$6.73	549,730	$6.34

7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2005	2004	2003
Numerator:
Net income	$50,078,456	$33,360,037	$14,375,664

Denominator:
Denominator for basic earnings per share — weighted average shares	23,116,881	23,017,848	22,681,711

Effect of dilutive securities:
Employee stock options	419,674	510,307	242,748

Denominator for diluted earnings per share —weighted average shares	23,536,555	23,528,155	22,924,459

8. Stockholders’ Equity
On November 6, 2001, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program three times through December 31, 2006 for the remaining 224,700 shares, however there were no repurchases of stock in 2003, 2004 or 2005.
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
10. Encore Wire 401-K Plan
The Company sponsors an employee savings plan (the “401-K Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401-K Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401-K Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment. The Company’s contribution expense was $280,082, $279,003, and $216,011 in fiscal years 2005, 2004 and 2003, respectively.
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on our Board of Directors. The Company believes such purchases, which totaled approximately $6.6 million, $5.6 million and $4.3 million in fiscal years 2005, 2004 and 2003, respectively, were made at prices that are no less favorable than are available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2005, 2004 and 2003, amounts paid to the affiliated freight carrier were not significant.

12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
2005	March 31	June 30	September 30	December 31

Net sales	$137,193	$169,265	$207,459	$244,172
Gross profit	10,747	15,371	30,997	68,133
Net income (loss)	1,037	2,426	11,205	35,410
Net income per common share — basic	.04	.10	.48	1.53
Net income per common share — diluted	.04	.10	.48	1.50

	Three Months Ended
2004	March 31	June 30	September 30	December 31

Net sales	$158,942	$138,148	$158,629	$147,506
Gross profit	32,921	21,036	21,770	20,679
Net income (loss)	13,265	7,269	6,390	6,436
Net income per common share — basic	.58	.32	.28	.28
Net income per common share — diluted	.56	.31	.27	.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones Daniel L. Jones
President , Chief Executive Officer and Director

By:	/s/ Frank J. Bilban Frank J. Bilban
Vice President – Finance, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Board of Directors and Stockholders
Encore Wire Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Wire Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 10, 2006

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The section entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006 sets forth certain information with respect to the directors of the Company, with respect to Section 16 (a) reporting obligations of directors and officers, with respect to the Company’s audit committee, and with respect to the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
ITEM 11. EXECUTIVE COMPENSATION
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The section entitled “Executive Compensation – Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006 sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Section entitled “Proposal Two – Ratification of Appointment of Independent Public Accountants” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

ENCORE WIRE CORPORATION

Date: March 14, 2006
	By:	/s/ DANIEL L. JONES

Daniel L. Jones
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL L. JONES Daniel L. Jones	President, Chief Executive Officer and Director	March 14, 2006

/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ VINCENT A. REGO Vincent A. Rego	Chairman of the Board of Directors	March 14, 2006

Signature	Title	Date
/s/ DONALD E. COURTNEY Donald E. Courtney	Vice-Chairman of the Board of Directors	March 14, 2006

/s/ JOSEPH M. BRITO Joseph M. Brito	Director	March 14, 2006

/s/ JOHN H. WILSON John H. Wilson	Director	March 14, 2006

/s/ WILLIAM R. THOMAS William R. Thomas	Director	March 14, 2006

/s/ SCOTT D. WEAVER Scott D. Weaver	Director	March 14, 2006

/s/ THOMAS L. CUNNINGHAM Thomas L. Cunningham	Director	March 14, 2006

INDEX TO EXHIBITS**

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation (included herein).

10.1	Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.2	First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.3	Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	Third amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.5	Fourth amendment to Financing Agreement of August 31, 1999, dated November 5, 2003, by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.6	Fifth amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, Comerica Bank-Texas, Wells Fargo Bank, N.A., Bank One, N.A., Guaranty Bank and Hibernia National Bank, as Lenders (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.7	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description
10.9*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.10*	1989 Stock Option Plan, as amended and restated, (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm, dated March 10, 2006, (included herein).

31.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 14, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 14, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 14, 2006 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated March 14, 2006 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*	Management contract or compensatory plan