Form 10-Q
period 2006-03-31
ENCORE WIRE CORP /DE/
filed 2006-05-09
CIK 850460

UNITED STATES SECURITIES AND EXHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (972) 562-9473
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2006: 23,259,202
Page 1 of 30 Sequentially Numbered Pages
Index to Exhibits on Page 19

FORM 10-Q
ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current Assets:
Cash	$2,063	$2,622
Accounts receivable (net of allowance of $736 and $690)	183,311	164,930
Inventories (Note 3)	73,136	67,932
Prepaid expenses and other assets	11,964	18,628
Current taxes receivable	—	—
Current deferred income taxes	2,729	1,121

Total current assets	273,203	255,233

Property, plant and equipment-on the basis of cost:
Land	8,375	8,375
Construction in progress	18,291	12,113
Buildings and improvements	38,063	38,063
Machinery and equipment	121,656	120,326
Furniture and fixtures	3,654	3,624

Total property, plant, and equipment	190,039	182,501

Accumulated depreciation and amortization	92,111	89,364

	97,928	93,137

Other assets	107	106

Total assets	$371,238	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2006	2005
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$19,327	$17,277
Accrued liabilities	13,394	19,304
Current income taxes payable	9,910	19,540
Current deferred income taxes	—	—

Total current liabilities	42,631	56,121

Non-current deferred income taxes	10,213	10,620
Long term notes payable	88,792	70,438
Other long term liabilities	1,608	762

Stockholders equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding shares 26,018,152 and 25,939,103	260	259

Additional paid-in capital	40,253	38,932
Treasury stock 2,758,950 and 2,758,950 shares at cost	(15,275)	(15,275)
Retained earnings	202,756	186,619

Total stockholders’ equity	227,994	210,535

Total liabilities and stockholders’ equity	$371,238	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2006	2005

Net sales	$252,048	$137,193
Cost of goods sold	212,676	126,446

Gross profit	39,372	10,747

Selling, general, and administrative expenses	13,438	9,587

Operating income (loss)	25,934	1,160

Net interest & other expenses	1,133	832

Income (loss) before income taxes	24,801	328

Provision (benefit) for income taxes	8,664	(709)

Net income (loss)	$16,137	$1,037

Net income (loss) per common and common equivalent shares — basic	$.70	$.04

Weighted average common and common equivalent shares — basic	23,213	23,106

Net income (loss) per common and common equivalent shares — diluted	$.68	$.04

Weighted average common and common equivalent shares — diluted	23,694	23,427

Cash dividends declared per share	$—	$—

See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$16,137	$1,037
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,837	3,072
Provision for bad debts	45	45
Changes in operating assets and liabilities:
Accounts receivable	(18,426)	4,818
Inventory	(5,204)	(8,902)
Accounts payable and accrued liabilities	(3,860)	(6,479)
Other assets and liabilities	6,628	(6,802)
Current and deferred income taxes	(11,644)	(1,057)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,487)	(14,268)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,672)	(2,564)
Change in long-term investments	—	—
Proceeds from sale of equipment	78	299

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,594)	(2,265)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	19,200	16,163
Proceeds from issuance of common stock	648	19
Tax benefit of options exercised	674	—
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,522	16,182

Net increase (decrease) in cash	(559)	(351)
Cash at beginning of period	2,622	2,640

Cash at end of period	$2,063	$2,289

See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
NOTE 1 — BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — STOCK BASED COMPENSATION
The Company has one stock option plan that provides for the grant of stock options to its employees. The Company grants stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options are granted with maximum terms of ten years.
Prior to December 31, 2005, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plan and, accordingly, did not recognize compensation expense for the plan because stock options were issued at exercise prices equal to the market value of our stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the Black-Scholes model and the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period, net of forfeitures. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line

FORM 10-Q
method from the date of grant over the related service period of the employee receiving the award. The Company did not grant any stock options during the first quarter of 2006.
SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impacts the amount of un-recognized compensation expense to be recorded in future periods.
The adoption of SFAS No. 123R reduced income from continuing operations before income taxes for the three-month period ended March 31, 2006 by approximately $97,770, and did not impact net income per common share. As of March 31, 2006, total unrecognized compensation cost related to stock option awards granted prior to January 1, 2006, was approximately $346,267 and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.
The following presents a summary of stock options activity and changes for the three months ended March 31, 2006 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Shares	Exercise Price	Term	Value

Balance outstanding at December 31, 2005	639,825	$6.73

Granted	0	0

Exercised	79,049	6.96

Forfeited/Cancelled	1,500	7.70

Balance outstanding at March 31, 2006	559,276	6.25	4.51	$15,450

Options exercisable at March 31, 2006	481,806	$5.80	4.28	$13,527

FORM 10-Q
NOTE 3 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories (in thousands) consisted of the following:

	March 31,	December 31,
	2006	2005

Raw materials	$14,244	$11,288
Work-in-process	11,687	8,428
Finished goods	93,065	84,665

	118,996	104,381

Adjust to LIFO cost	(45,860)	(36,449)

	73,136	67,932

Lower of Cost or Market Adjustment	—	—

	$73,136	$67,932

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

FORM 10-Q
NOTE 4 — NET INCOME PER SHARE
Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	3/31/06	3/31/05

Numerator:
Net income	$16,137,198	$1,036,833

Denominator:
Denominator for basic earnings per share — weighted average shares	23,213,394	23,105,728

Effect of dilutive securities:
Employee stock options	480,464	320,948

Denominator for diluted earnings per share — weighted average shares	23,693,858	23,426,676

NOTE 5 — LONG TERM NOTE PAYABLE
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The term of the Financing Agreement extends through August 27, 2009. The Financing Agreement provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2006, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.

FORM 10-Q
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2006, the Company recorded a liability and a corresponding unrealized reduction to Notes Payable on the balance sheet of $1,608,508 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2006, the total balance outstanding under the Financing Agreement and the Senior Notes was $90.4 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program four times, through December 31, 2006 for the remaining 224,700 shares, however there have been no further repurchases of stock since 2002.
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
The Company’s operating results in any given time period are driven by several key factors, including; the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 76.8%, 73.0% and 67.1% of the Company’s cost of goods sold during fiscal 2005, 2004 and 2003, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2006 and 2005. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
Net sales for the first quarter of 2006 amounted to $252.0 million compared with net sales of $137.2 million for the first quarter of 2005. This dollar increase was primarily the result of a 55% increase in the price of wire sold, coupled with an 18% increase in the volume of product shipped. The Company believes the volume of wire sold increased due to several factors including lower than expected Company sales in the first quarter of 2005, and stronger market demand in 2006. The Company is of the opinion that market demand was stronger in the first quarter of 2006 due to mild winter weather across much of the U.S. and the merger of two competitors during the quarter. The average cost per pound of raw copper purchased increased 53% in the first quarter of 2006 compared to the first quarter of 2005, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $212.7 million, or 84.4% of net sales, in the first quarter of 2006, compared to $126.4 million, or 92.2% of net sales, in the first quarter of 2005. Gross profit increased to $39.4 million, or 15.6% of net sales, in the first quarter of 2006

FORM 10-Q
versus $10.7 million, or 7.8% of net sales, in the first quarter of 2005. The increased gross profit and gross margin percentages were primarily the result of the increased wire prices and volumes in 2006 versus 2005. Margins expanded as the “spread” between the price of wire sold and the cost of raw copper purchased increased in conjunction with the volume increase discussed above. This increased “spread” per pound of wire sold increased the margins at the same time that increased sales volumes drove manufacturing volumes higher which resulted in lower costs per pound as fixed manufacturing costs were allocated over larger numbers of units.
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
As a result of increasing copper costs, and, to a lesser extent, an increase in the quantity of inventory on hand during the first quarter of 2006, a LIFO adjustment was recorded increasing cost of sales by $9.4 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first quarter of 2006 were $11.3 million, or 4.5% of net sales, compared to $7.7 million, or 5.6% of net sales, in the first quarter of 2005. The percentage decrease was due to the large increase in sales dollars decreasing freight costs as a percentage of net sales. This decrease occurred despite increases in freight costs due to higher fuel costs. General and administrative expenses increased to $2.1 million, or 0.8% of net sales, in the first quarter of 2006 compared to $1.8 million, or 1.3% of net sales, in the first quarter of 2005. The General and Administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $45,000 in the first quarter of 2006 and 2005.
The net interest and other income and expense category was $1,133,000 in the first quarter of 2006 compared to $832,000 in the first quarter of 2005. The increase was due primarily to higher average debt balances and higher interest rates during the first quarter of 2006 than the comparable period during 2005.
Taxes were accrued at an effective rate of 34.9% in the first quarter of 2006 consistent with the Company’s estimated liabilities. Results for the first quarter of 2005 included an adjustment to reduce deferred tax liabilities by approximately $0.8 million. This adjustment increased net income for the quarter ended March 31, 2005 by $0.8 million.

FORM 10-Q
As a result of the foregoing factors, the Company’s net income increased to $16.1 million in the first quarter of 2006 from $1.0 million in the first quarter of 2005.
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
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured revolving loan facility with two banks (the “Financing Agreement”). Effective the same day and concurrent with the Financing Agreement, the Company arranged for a private placement of debt by entering into a Note Purchase Agreement (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness under both the Financing Agreement and the Note Purchase Agreement. Obligations under the Financing Agreement, the Note Purchase Agreement, and the Senior Notes issued there under, as defined below, are the only contractual obligations or commercial borrowing commitments of the Company.
The Financing Agreement extends through August 27, 2009 and provides for maximum borrowings of the lesser of $85 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2006, as computed under the Financing Agreement, was $85 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement that was effective August 31, 1999 and had been extended by amendments through May 31, 2007 with a total credit line of $125 million.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement

FORM 10-Q
to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2006, the Company recorded an unrealized reduction to Notes Payable on the balance sheet of $1,608,508 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At March 31, 2006, the total balance outstanding under the Financing Agreement and the Senior Notes was $90.4 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
Cash used in operations was $13.5 million in the first quarter of 2006 compared to $14.3 million of cash used in operations in the first quarter of 2005. While the net difference in cash used between the two quarters is nominal, the following changes in components of cash flow were notable. In 2006, cash flow was aided by $16.1 million in net income offset by a $18.4 million increase in accounts receivable and a $11.6 million decrease in taxes payable. Accounts receivable were up due to increased sales and taxes payable were down due to a large tax payment made in the first quarter of 2006. The cash used in operations in the first quarter of 2005 resulted primarily from earnings of $1.0 million and a decrease in accounts receivable of $4.8 million offset by an increase in inventory of $8.9 million, and other uses of cash by decreases in accounts payable and accrued liabilities of $6.5 million and $6.8 million in other assets and liabilities.
Cash used in investing activities increased to $7.6 million in the first quarter of 2006 from $2.6 million in the first quarter of 2005. In 2006, the funds were used primarily for construction of the new 160,000 square foot armored cable plant and the purchase of associated equipment. The $20.5 million and the $16.2 million of cash provided by financing activities in the first quarter of 2006 and 2005, respectively, were a result of the Company’s increase in outstanding bank debt as discussed above.
During the remainder of 2006, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations, primarily related to the new armored cable plant, which has been discussed in press releases and previous filings since it was first announced in a press release dated March 21, 2005. In 2005, the Company commenced construction of the new plant to manufacture armored (MC) cable. The new plant is expected to be operational in the third quarter of 2006. The total capital expenditures associated with these projects are currently estimated to be in the $15.0 to $20.0 million range in 2006. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2006.

FORM 10-Q
Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is hereby incorporated by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
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

FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program four times, through December 31, 2006, for the remaining 224,700 shares, however there have been no further repurchases of stock since 2002.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: May 9, 2006	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: May 9, 2006	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary
Chief Financial Officer

FORM 10-Q
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.2*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006.

10.3*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options there under.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2006 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2006 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.