Form 10-Q
period 2006-06-30
ENCORE WIRE CORP /DE/
filed 2006-08-08
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2006: 23,266,952
Page 1 of 36 Sequentially Numbered Pages
Index to Exhibits on Page 21

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash	$2,760	$2,622
Accounts receivable (net of allowance of $780 and $690)	271,215	164,930
Inventories (Note 3)	134,157	67,932
Prepaid expenses and other assets	15,156	18,628
Current deferred income taxes	3,046	1,121

Total current assets	426,334	255,233

Property, plant and equipment-on the basis of cost:
Land	9,406	8,375
Construction in progress	11,341	12,113
Buildings and improvements	47,065	38,063
Machinery and equipment	125,910	120,326
Furniture and fixtures	3,916	3,624

Total property, plant, and equipment	197,638	182,501

Accumulated depreciation and amortization	94,797	89,364

	102,841	93,137

Other assets	97	106

Total assets	$529,272	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2006	2005
In Thousands of Dollars, Except Share and Per Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$35,667	$17,277
Accrued liabilities	20,920	19,304
Current income taxes payable	22,833	19,540

Total current liabilities	79,420	56,121

Non-current deferred income taxes	10,026	10,620
Long term notes payable	152,236	70,438
Other long term liabilities	2,314	762

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding shares 26,025,902 and 25,939,103	260	259
Additional paid-in capital	40,476	38,932
Treasury stock (2,758,950 and 2,758,950 shares, at cost)	(15,275)	(15,275)
Retained earnings	259,815	186,619

Total stockholders’ equity	285,276	210,535

Total liabilities and stockholders’ equity	$529,272	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands of Dollars, Except Per Share Data	2006	2005	2006	2005

Net sales	$362,048	$169,265	$614,097	$306,459
Cost of goods sold	255,195	153,894	467,871	280,340

Gross profit	106,853	15,371	146,226	26,119

Selling, general, and administrative expenses	16,733	10,898	30,172	20,486

Operating income (loss)	90,120	4,473	116,054	5,633

Net interest & other expenses	1,945	770	3,078	1,602

Income (loss) before income taxes	88,175	3,703	112,976	4,031

Provision (benefit) for income taxes	31,116	1,277	39,780	568

Net income (loss)	$57,059	$2,426	$73,196	$3,463

Net income (loss) per common and common equivalent shares – basic	$2.45	$.10	$3.15	$.15

Weighted average common and common equivalent shares – basic	23,262	23,107	23,238	23,107

Net income (loss) per common and common equivalent shares — diluted	$2.41	$.10	$3.09	$.15

Weighted average common and common equivalent shares — diluted	23,719	23,393	23,709	23,413

Cash dividends declared per share	$—	$—	$—	$—

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$73,196	$3,463
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,748	6,143
Provision for bad debts	90	90
Changes in operating assets and liabilities:
Accounts receivable	(106,375)	(15,948)
Inventory	(66,225)	(10,610)
Accounts payable and accrued liabilities	20,006	1,721
Other assets and liabilities	3,441	(2,648)
Current income taxes receivable/payable	773	197

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(69,346)	(17,592)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,592)	(4,633)
Change in long-term investments	—	—
Proceeds from sale of equipment	181	196

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,411)	(4,437)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	83,350	20,418
Proceeds from issuance of common stock	794	29
Tax benefit of options exercised	751	—
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,895	20,447

Net increase (decrease) in cash	138	(1,582)
Cash at beginning of period	2,622	2,640

Cash at end of period	$2,760	$1,058

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
NOTE 2 – STOCK BASED COMPENSATION
The Company has one stock option plan that provides for the grant of stock options to its employees. The Company grants stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options are granted with maximum terms of ten years.
Prior to December 31, 2005, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plan and, accordingly, did not recognize compensation expense for the plan because stock options were issued at exercise prices equal to the market value of its stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the Black-Scholes model and the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period, net of forfeitures. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the related service period of the employee receiving the award. The Company did not grant any stock options during the second quarter of 2006.

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
SFAS No. 123R reduced income from continuing operations before income taxes for the six-month period ended June 30, 2006 by approximately $194,983, and did not appreciably impact net income per common share. As of June 30, 2006, total unrecognized compensation cost related to stock option awards granted prior to January 1, 2006, was approximately $249,090 and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.
The following presents a summary of stock options activity and changes for the six months ended June 30, 2006 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Shares	Exercise Price	Term	Value

Balance outstanding at December 31, 2005	639,825	$6.73

Granted	0	0

Exercised	86,799	7.69

Forfeited/Cancelled	1,500	7.70

Balance outstanding at June 30, 2006	551,526	6.25	4.28	$16,373

Options exercisable at June 30, 2006	480,046	$5.82	4.06	$14,457

NOTE 3 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories (in thousands) consisted of the following:

	June 30,	December 31,
	2006	2005

Raw materials	$17,122	$11,288
Work-in-process	21,778	8,428
Finished goods	184,042	84,665

	222,942	104,381

Adjust to LIFO cost	(88,785)	(36,449)

	134,157	67,932

Lower of Cost or Market Adjustment	—	—

	$134,157	$67,932

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
The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended	Quarter Ended
	6/30/06	6/30/05

Numerator:
Net income	$57,058,821	$2,426,396

Denominator:
Denominator for basic earnings per share – weighted average shares	23,261,754	23,107,499

Effect of dilutive securities:
Employee stock options	457,439	285,657

Denominator for diluted earnings per share – weighted average shares	23,719,194	23,393,156

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months	Six Months
	Ended	Ended
	6/30/06	6/30/05

Numerator:
Net income	$73,196,019	$3,463,229

Denominator:
Denominator for basic earnings per share – weighted average shares	23,237,708	23,106,618

Effect of dilutive securities:
Employee stock options	471,158	306,237

Denominator for diluted earnings per share – weighted average shares	23,708,866	23,412,855

NOTE 5 – LONG TERM NOTE PAYABLE
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The Financing Agreement was amended May 16, 2006 to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in the Company’s press release dated May 26, 2006. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $150 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2006, as computed under the Financing Agreement, was $150 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2006, the Company recorded a liability and a corresponding unrealized reduction to Notes Payable on the balance sheet of $2,313,663 to account for the fair value of the interest rate swap.
The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2006, the total balance outstanding under the Financing Agreement and the Senior Notes was $154.6 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
NOTE 6 – STOCK REPURCHASE AUTHORIZATION
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program four times, through December 31, 2006 for the remaining 224,700 shares; however there have been no further repurchases of stock since 2002.

NOTE 7 – CONTINGENCIES
The Company is a party to litigation and claims that arise out of the ordinary course of business of the Company. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company. The Company also believes that it has adequate insurance to cover any damages that may ultimately be awarded.

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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2006 and 2005. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Net sales for the second quarter of 2006 amounted to $362.0 million compared with net sales of $169.3 million for the second quarter of 2005. This dollar increase was primarily the result of a 137% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased 110% in the second quarter of 2006 compared to the second quarter of 2005, and was the principal reason the average sales price for wire increased. These factors resulted in increased gross margins in the second quarter of 2006 versus the second quarter of 2005. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $255.2 million, or 70.5% of net sales, in the second quarter of 2006, compared to $153.9 million, or 90.9% of net sales, in the second quarter of 2005. Gross profit increased to $106.9 million, or 29.5% of net sales, in the second quarter of 2006 versus $15.4 million, or 9.1% of net sales, in the second quarter of 2005. The increased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that increased the spread between the selling price of copper wire and the purchase cost of raw copper.
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
As a result of increasing copper costs and an increase in the amount of inventory on hand during the second quarter 2006, a LIFO adjustment was recorded, increasing cost of sales by $42.9 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the second quarter of 2006 were $14.2 million, or 3.9% of net sales, compared to $8.9 million, or 5.3% of net sales, for the second quarter of 2005. The percentage decrease was due to the decrease in freight costs as a percentage of net sales, driven by the large increase in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased in dollar terms to $2.5 million, but declined in percentage terms to 0.7% of net sales, in the second quarter of 2006 compared to $1.9 million, or 1.1% of net sales, in the second quarter of 2005. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $45,000 in the second quarter of 2006 and 2005.
Net interest and other income and expense was $1,945,000 in the second quarter of 2006 compared to $770,000 in the second quarter of 2005. The increase was due primarily to higher average debt balances and higher interest rates during the second quarter of 2006 than during the comparable period in 2005. Taxes were accrued at an effective rate of 35.3% in the second quarter of 2006 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $57.1 million in the second quarter of 2006 from $2.4 million in the second quarter of 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
Net sales for the first six months of 2006 amounted to $614.1 million compared with net sales of $306.5 million for the first half of 2005. This dollar increase was primarily the result of a 93.9% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased 76.4% in the first six months of 2006 compared to the first six months of 2005, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $467.9 million in the first six months of 2006, compared to $280.3 million in the first six months of 2005. Gross profit increased to $146.2 million, or 23.8% of net sales, in the first six months of 2006 versus $26.1 million, or 8.5% of net sales, in the first six months of 2005. The increased gross profit and gross margin percentages were primarily the result of the margin expansion in 2006 versus 2005 discussed in the quarterly analysis above.
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
As a result of increasing copper costs and an increased amount of inventory on hand during the first six months of 2006, a LIFO adjustment was recorded increasing cost of sales by $52.3 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2006 were $25.5 million, or 4.1% of net sales, compared to $16.6 million, or 5.4% of net sales, in the same period of 2005. The percentage decrease was due to the decrease in freight costs as a percentage of net sales, driven by the large increase in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $4.6 million, or 0.8% of net sales, in the first six months of 2006 compared to $3.7 million, or 1.2% of net sales, in the same period of 2005. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in the decreased percentage to sales dollars. The provision for bad debts was $90,000 in the first six months of 2006 and 2005.

Net interest expense was $3,078,000 in the first six months of 2006 compared to $1,602,000 in the first half of 2005. The increase was due primarily to higher average debt balances and higher interest rates during the first six months of 2006 than during the comparable period of 2005.
As a result of the foregoing factors, the Company’s net income increased to $73.2 million in the first half of 2006 from $3.5 million in the first half of 2005.
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
Effective August 27, 2004, the Company through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility with two banks (the “Financing Agreement”) and also arranged for a private placement of debt (the “Note Purchase Agreement”). The Company is the guarantor of the indebtedness. Obligations under the Financing Agreement and the Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company. The Financing Agreement was amended May 16, 2006 to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in the Company’s press release dated May 26, 2006. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $150 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2006, as computed under the Financing Agreement, was $150 million. The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement.
Concurrent with the Financing Agreement, Encore Wire Limited and the Company, through its agent bank, entered into the Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively referred to as the “Purchasers”), whereby Encore Wire Limited issued and sold $45 million of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Senior Notes”) to the Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under the previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2006, the Company recorded a liability and a corresponding unrealized reduction to Notes Payable on the balance sheet of $2,313,663 to account for the fair value of the interest rate swap.

The Financing Agreement and the Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At June 30, 2006, the total balance outstanding under the Financing Agreement and the Senior Notes was $154.6 million. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Senior Notes are due semi-annually.
Cash used in operations was $69.3 million in the first six months of 2006 compared to $17.6 million of cash used by operations in the first six months of 2005. The decrease in cash provided by operations resulted primarily from the increase in accounts receivable of $106.4 million in the first six months of 2006 versus an increase of $15.9 million in 2005 along with an increase in inventory of $66.2 million in 2006 versus an increase of $10.6 million in 2005, offset by the $69.7 million increase in net income in the first six months of 2006 versus the first six months of 2005. The large increases in accounts receivable and inventory were primarily the result of the significant increases in copper prices from year to year as discussed in “Results of Operations” above. Copper prices increased the dollar value of inventory on hand and drove the sales prices for copper building wire higher resulting in the increased accounts receivable balance. Net income increased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities increased to $15.4 million in the first six months of 2006 from $4.4 million in the first six months of 2005. In 2006, the funds were used primarily to construct the new 160,000 square foot armored cable plant and to purchase manufacturing equipment for the new plant. The $84.9 million and the $20.4 million of cash provided by financing activities in the first six months of 2006 and 2005, respectively, were a result of the Company’s increase in outstanding bank debt, which was used primarily to fund the Company’s increased working capital requirements as discussed above.
During the remainder of 2006, the Company expects its capital expenditures will consist of additional plant and equipment for its residential and commercial wire operations, primarily related to the new armored cable plant, which was discussed in a press release, dated March 21, 2005. The armored cable plant has been constructed and a majority of the machinery planned in the initial phase of this project has been installed. The Company began shipping armored cable in July 2006. The total capital expenditures associated with these projects in 2006 are currently estimated to be in the $20.0 to $25.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the amended Financing Agreement will satisfy working capital and capital expenditure requirements for the next twelve months.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Annual Meeting of Stockholders
(a)	The annual meeting of the stockholders of the Company was held in McKinney, Texas at 9:00 a.m., local time, on May 2, 2006.

(b)	Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

(c)	Out of a total of 23,241,853 shares of the Company’s common stock outstanding and entitled to vote, 21,317,768 shares were present in person or by proxy, representing approximately 90% of the outstanding shares.

The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.

NOMINEE FOR	NUMBER OF	NUMBER OF
DIRECTOR	VOTES FOR	VOTES WITHHELD
Donald E. Courtney	20,839,856	477,877
Daniel L. Jones	21,060,083	275,685
Thomas L. Cunningham	21,081,304	236,464
William R. Thomas	18,698,236	2,619,532
John H. Wilson	21,297,950	473,706
Joseph M. Brito	20,985,267	332,501
Scott D. Weaver	20,179,507	1,138,261
The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to amend the 1999 Stock Option Plan of Encore Wire Corporation. The resolution was adopted with the holders of 15,291,705 shares voting in favor of the resolution and the holders of 573,183 shares voting against. Holders of 26,913 shares abstained from voting, and there were 5,425,947 broker non-votes.

The third matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2006. The resolution was adopted with the holders of 21,221,119 shares voting in favor of the resolution and the holders of 573,183 shares voting against. Holders of 26,933 shares abstained from voting, and there were 5,425,947 broker non-votes.

(d)	Inapplicable.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: August 8, 2006	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: August 8, 2006	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options there under.

10.3	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2006 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2006 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.