Form 10-Q
period 2006-09-30
ENCORE WIRE CORP /DE/
filed 2006-11-07
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2006: 23,274,352
Page 1 of 29 Sequentially Numbered Pages
Index to Exhibits on Page 20

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
In Thousands of Dollars	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash	$34,683	$2,622
Accounts receivable (net of allowance of $835 and $690)	292,078	164,930
Inventories (Note 3)	114,323	67,932
Prepaid expenses and other assets	23,937	18,628
Current deferred income taxes	4,278	1,121

Total current assets	469,299	255,233

Property, plant, and equipment, at cost:
Land	9,468	8,375
Construction in progress	6,509	12,113
Buildings and improvements	47,065	38,063
Machinery and equipment	134,053	120,326
Furniture and fixtures	3,928	3,624

Total property, plant, and equipment	201,023	182,501

Accumulated depreciation and amortization	97,720	89,364

	103,303	93,137

Other assets	102	106

Total assets	$572,704	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2006	2005
In Thousands of Dollars, Except Share and Per Share Data	(Unaudited)	(See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$31,541	$17,277
Accrued liabilities	23,667	19,304
Current income taxes payable	1,393	19,540

Total current liabilities	56,601	56,121

Non-current deferred income taxes	9,913	10,620
Long term notes payable	184,067	70,438
Other long term liabilities	933	762

Stockholders’ equity:
Common stock, $.01 par value:
40,000,000 shares authorized, 26,028,802 and 25,939,103 shares issued	261	259
Additional paid-in capital	40,628	38,932
Treasury stock (2,758,950 and 2,758,950 shares, at cost)	(15,275)	(15,275)
Retained earnings	295,576	186,619

Total stockholders’ equity	321,190	210,535

Total liabilities and stockholders’ equity	$572,704	$348,476

Note:	The consolidated balance sheet at December 31, 2005, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands, Except Per Share Data	2006	2005	2006	2005
Net sales	$372,915	$207,459	$987,011	$513,917
Cost of goods sold	298,649	176,462	766,520	456,802

Gross profit	74,266	30,997	220,491	57,115

Selling, general, and administrative expenses	16,589	12,769	46,760	33,254

Operating income (loss)	57,677	18,228	173,731	23,861

Net interest & other expenses	2,530	1,074	5,608	2,676

Income (loss) before income taxes	55,147	17,154	168,123	21,185

Provision (benefit) for income taxes	19,386	5,949	59,166	6,517

Net income (loss)	$35,761	$11,205	$108,957	$14,668

Net earnings (loss) per common and common equivalent share — basic	$1.54	$.48	$4.69	$.63

Weighted average common and common equivalent shares — basic	23,267	23,111	23,248	23,108

Net earnings (loss) per common and common equivalent share — diluted	$1.51	$.48	$4.60	$.63

Weighted average common and common equivalent shares — diluted	23,680	23,495	23,666	23,447

Cash dividends declared per share	$—	$—	$—	$—

See accompanying notes.

FORM 10-Q
ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$108,957	$14,668
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	9,052	9,365
Deferred income taxes	(3,864)	784
Excess tax benefits of options exercised	(768)	—
Stock based compensation	307	—
Provision for bad debts	135	285
(Gain) loss on sale of equipment	34	152
Changes in operating assets and liabilities:
Accounts receivable	(127,283)	(50,735)
Inventory	(46,391)	(11,083)
Trade accounts payable and accrued liabilities	18,627	10,398
Other assets and liabilities	(5,279)	(4,375)
Current income taxes receivable/payable	(17,379)	5,277

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(63,852)	(25,264)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,351)	(10,105)
Change in long-term investments	—	15
Proceeds from sale of equipment	225	202

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,126)	(9,888)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	113,800	34,463
Proceeds from issuance of common stock	623	71
Excess tax benefits of options exercised	768	—
Long-term financing fees	(152)	—
Purchase of treasury stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115,039	34,534

Net increase (decrease) in cash	32,061	(618)
Cash at beginning of period	2,622	2,640

Cash at end of period	$34,683	$2,022

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
Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
NOTE 2 — STOCK BASED COMPENSATION
The Company has one stock option plan that provides for the grant of stock options to its employees. The Company grants stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options are granted with maximum terms of ten years.
Prior to December 31, 2005, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its plan and, accordingly, did not recognize compensation expense for the plan because stock options were issued at exercise prices equal to the market value of its stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the Black-Scholes model and the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period, net of forfeitures. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the related service period of the employee receiving the award. The Company granted 50,000 stock options during the third quarter of 2006.

The fair value of an option award is estimated on the date of grant using a Black-Scholes options pricing model that uses assumptions detailed in the table below. We base expected volatilities on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.
SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and adjustment of the estimated forfeiture rate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and impacts the amount of un-recognized compensation expense to be recorded in future periods.
SFAS No. 123R reduced income from continuing operations before income taxes for the three-month and nine-month periods ended September 30, 2006 by $112,233 and $307,216, respectively, and did not appreciably impact net income per common share. As of September 30, 2006, total unrecognized compensation cost related to stock option awards granted was $1,118,383 and the related weighted-average period over which that cost is expected to be recognized is 4.56 years.
The following presents a summary of stock options activity and changes for the nine months ended September 30, 2006 (aggregate intrinsic value in thousands):

		Weighted	Weighted Average
	Number	Average Exercise	Remaining	Aggregate Intrinsic
	Of Shares	Price	Contractual Term	Value

Balance outstanding at December 31, 2005	639,825	$6.73
Granted	50,000	$37.95
Exercised	(88,399)	$7.69
Forfeited/Cancelled	(1,500)	$7.70

Balance outstanding at September 30, 2006	599,926	$6.25	4.56	$17,422

Options exercisable at September 30, 2006	478,046	$5.82	3.83	$14,107

We determined the fair value of options issued during the nine months ended September 30, 2006, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected stock price volatility	55.7%	N/A
Expected life of options	5.0	N/A
Risk-free interest rate	3.8%	N/A
Dividend yield	0.0%	N/A
The per-share weighted average grant-date fair value of stock options granted was $19.63 for the nine months ended September 30, 2006.
NOTE 3 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$25,093	$11,288
Work-in-process	22,102	8,428
Finished goods	162,672	84,665

	209,867	104,381

Adjust to LIFO cost	(95,544)	(36,449)

	114,323	67,932

Lower of Cost or Market Adjustment	—	—

	$114,323	$67,932

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

NOTE 4 — NET EARNINGS PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following tables set forth the computations of basic and diluted net earnings per share:

	Quarter Ended	Quarter Ended
	9/30/06	9/30/05
Numerator:
Net income	$35,761,035	$11,204,923

Denominator:

Denominator for basic earnings per share — weighted average shares	23,267,114	23,110,539

Effect of dilutive securities:

Employee stock options	413,107	384,793

Denominator for diluted earnings per share — weighted average shares	23,680,221	23,495,332

	Nine Months	Nine Months
	Ended	Ended
	9/30/06	9/30/05
Numerator:
Net income	$108,957,054	$14,668,152

Denominator:

Denominator for basic earnings per share — weighted average shares	23,247,618	23,107,940

Effect of dilutive securities:

Employee stock options	418,748	338,703

Denominator for diluted earnings per share — weighted average shares	23,666,366	23,446,643

NOTE 5 — LONG TERM NOTE PAYABLE
Effective August 27, 2004, the Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility (the “Financing Agreement”) and also arranged for a private placement of debt (the “2004 Note Purchase Agreement”). The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement. The Company is the guarantor of the indebtedness. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in the Company’s press release dated September 1, 2006. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2006, as computed under the Financing Agreement, was $200,000,000.
Concurrent with the entry into the Financing Agreement in 2004, Encore Wire Limited and the Company, through its agent bank, entered into the 2004 Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore Wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2006, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $933,083 to account for the fair value of the interest rate swap.
On September 28, 2006, Encore Wire Limited and the Company, through its agent bank, entered into another Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, (collectively, the “2006 Purchasers”), whereby Encore Wire Limited issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2006, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $185,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly.
Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitment of the Company.
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002, on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program four times, through December 31, 2006, for the remaining 224,700 shares; however, there have been no further repurchases of stock since 2002.
NOTE 7 — CONTINGENCIES
The Company is a party to litigation and claims that arise out of the Company’s ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operation or the cash flows of the Company. The Company also believes that it has adequate insurance to cover any damages that may ultimately be awarded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.
The Company’s operating results in any given time period are driven by several key factors, including; the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 76.8%, 73.0% and 67.1% of the Company’s cost of goods sold during fiscal 2005, 2004 and 2003, respectively. The price of copper fluctuates, based on general economic conditions, supply, demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2006 and 2005. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
Net sales for the third quarter of 2006 amounted to $372.9 million compared with net sales of $207.5 million for the third quarter of 2005. This dollar increase was primarily the result of a 103% increase in the average price of wire sold, offsetting an 11% decrease in unit volume measured as the pounds of copper contained in the wire sold in the quarter. The average cost per pound of raw copper purchased increased 106% in the third quarter of 2006 compared to the third quarter of 2005, and was the principal reason the average sales price for wire increased. These factors resulted in increased gross margins in the third quarter of 2006 versus the third quarter of 2005. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $298.6 million, or 80.1% of net sales, in the third quarter of 2006, compared to $176.5 million, or 85.1% of net sales, in the third quarter of 2005. Gross profit increased to $74.3 million, or 19.9% of net sales, in the third quarter of 2006 versus $31.0 million, or 14.9% of net sales, in the third quarter of 2005. The increased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that increased the spread between the selling price of copper wire and the purchase cost of raw copper.
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
As a result of increasing copper costs, partially offset by a decrease in the amount of inventory on hand during the third quarter of 2006, a LIFO adjustment was recorded, increasing cost of sales by $6.8 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the third quarter of 2006 were $14.7 million, or 3.9% of net sales, compared to $10.7 million, or 5.1% of net sales, for the third quarter of 2005. The percentage decrease was due to the decrease in freight costs as a percentage of net sales, driven by the large increase in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses for the third quarter of 2006 decreased to $1.8 million, or 0.5% of net sales, compared to $1.9 million, or 0.9% of net sales, in the third quarter of 2005. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $45,000 and $195,000 in the third quarter of 2006 and 2005, respectively.
The net interest and other income and expense category was $2.5 million in the third quarter of 2006 compared to $1.1 million in the third quarter of 2005. The increase was due primarily to higher average debt balances and higher interest rates during the third quarter of 2006 than during the comparable period in 2005. Taxes were accrued at an effective rate of 35.2% in the third quarter of 2006 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $35.8 million in the third quarter of 2006 from $11.2 million in the third quarter of 2005.
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
Net sales for the first nine months of 2006 amounted to $987.0 million compared with net sales of $513.9 million for the first nine months of 2005. This dollar increase was primarily the result of a 96% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased 89% in the first nine months of 2006 compared to the first nine months of 2005, and was the principal reason the average sales price for wire increased. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $766.5 million in the first nine months of 2006, compared to $456.8 million in the first nine months of 2005. Gross profit increased to $220.5 million, or 22.3% of net sales, in the first nine months of 2006 versus $57.1 million, or 11.1% of net sales, in the first nine months of 2005. The increased gross profit and gross margin percentages were primarily the result of the margin expansion in 2006 versus 2005 discussed in the quarterly analysis above.
As a result of increasing copper costs and an increased amount of inventory on hand during the first nine months of 2006, a LIFO adjustment was recorded increasing cost of sales by $59.1 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2006 were $40.2 million, or 4.1% of net sales, compared to $27.4 million, or 5.3% of net sales, in the same period of 2005. The percentage decrease was due to the decrease in freight costs as a percentage of net sales, driven by the large increase in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $6.4 million, or 0.7% of net sales, in the first nine months of 2006 compared to $5.6 million, or 1.1% of net sales, in the same period of 2005. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in the decreased percentage to sales dollars. The provision for bad debts was $135,000 and $285,000 in the first nine months of 2006 and 2005, respectively.
Net interest expense was $5.6 million in the first nine months of 2006 compared to $2.7 million in the first nine months of 2005. The increase was due primarily to higher average debt balances and higher interest rates during the first nine months of 2006 than during the comparable period of 2005.
As a result of the foregoing factors, the Company’s net income increased to $109.0 million in the first nine months of 2006 from $14.7 million in the first nine months of 2005.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy the prompt delivery requirements of its customers. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. The Company uses its’ revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital. The total debt balance fluctuates daily as cash inflows differ from cash outflows.
Effective August 27, 2004, the Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas Limited partnership (“Encore Wire Limited”), refinanced its unsecured loan facility (the “Financing Agreement”) and also arranged for a private placement of debt (the “2004 Note Purchase Agreement”). The Financing Agreement is with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association, and replaces the previous financing agreement. The Company is the guarantor of the indebtedness. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in the Company’s press release dated September 1, 2006. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2006, as computed under the Financing Agreement, was $200,000,000.
Concurrent with the entry into the Financing Agreement in 2004, Encore Wire Limited and the Company, through its agent bank, entered into the 2004 Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore Wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company then entered into an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2006, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $933,083 to account for the fair value of the interest rate swap.
On September 28, 2006, Encore Wire Limited and the Company, through its agent bank, entered into another Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, (collectively, the “2006 Purchasers”), whereby Encore Wire Limited issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2006. Under the Financing Agreement, the Company is allowed to pay cash dividends. At September 30, 2006, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $185,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly.
Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitment of the Company.
Cash used in operations was $63.9 million in the first nine months of 2006 compared to $25.3 million of cash used by operations in the first nine months of 2005. The increase in cash used by operations resulted primarily from the increase in accounts receivable of $127.3 million in the first nine months of 2006 versus an increase of $50.7 million in 2005 along with an increase in inventory of $46.4 million in 2006 versus an increase of $11.1 million in 2005, offset by the $94.3 million increase in net income in the first nine months of 2006 versus the first nine months of 2005. The large increases in accounts receivable and inventory were primarily the result of the significant increases in copper prices from year to year as discussed in “Results of Operations” above. Copper prices increased the dollar value of inventory on hand and drove the sales prices for copper building wire higher, resulting in the increased accounts receivable balance. Net income increased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities increased to $19.1 million in the first nine months of 2006 from $9.9 million in the first nine months of 2005. In 2006, the funds were used primarily to construct the new 160,000 square foot armored cable plant and to purchase manufacturing equipment for the new plant. The $115.0 million and the $34.5 million of cash provided by financing activities in the first nine months of 2006 and 2005, respectively, were a result of the Company’s increase in outstanding bank debt, which was used primarily to fund the Company’s increased working capital requirements as discussed above.
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
Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is hereby incorporated by reference.

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
Stock Repurchase Program
On November 6, 2001, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 450,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2002 on the open market or through privately negotiated transactions at prices determined by the Chairman of the Board or the President of the Company. As of December 31, 2002, 225,300 shares had been purchased under this authorization. The Board of Directors has extended this program four times, through December 31, 2006, for the remaining 224,700 shares; however, there have been no further repurchases of stock since 2002.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: November 7, 2006	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: November 7, 2006	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders.

10.4	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.5	Master Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006.

10.6*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.7*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options there under.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 7, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 7, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 7, 2006 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 7, 2006 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.