Form 10-K
period 2006-12-31
ENCORE WIRE CORP /DE/
filed 2007-03-09
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number: 020278
ENCORE WIRE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of incorporation)	75-2274963 (I.R.S. Employer Identification No.)

1410 Millwood Road McKinney, Texas (Address of principal executive offices)	75069 (Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
     Yes ☐   No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $588,862,507 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).
Number of shares of Common Stock outstanding as of March 2, 2007: 23,318,352
Documents incorporated by reference
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)	Proxy statement for the 2007 annual meeting of stockholders — Part III

ii

PART I

ITEM 1.	BUSINESS
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
Encore’s strategy is to further expand its share of the markets for building wire primarily by emphasizing a high level of customer service and low-cost production and the addition of new products that complement its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and an incentivized work force.
Strategy
Encore’s strategy for expanding its share of the building wire market emphasizes customer service and product innovations coupled with low-cost production.
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
Products
Encore offers an electric building wire product line that consists primarily of NM-B cable, UF-B cable, THWN-2 and other types of wire products, including its’ new armored cable introduced into the market in late 2006. The Company’s NM-B, UF-B, THWN-2 and armored cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains approximately 5,000 stock-keeping units (“SKUs”) of building wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.
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
Armored Cable. Armored cable is used primarily as feeder, circuit and branch wiring, primarily in commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with PVC, which are further coated with nylon and then fully encased in a flexible aluminum or steel “armored” protective sheath that eliminates the need to pull the wire through pipe or conduit.
Manufacturing
The efficiency of Encore’s highly automated manufacturing facility is a key element of its low-cost production capability. Encore’s residential wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process.
The manufacturing process for the Company’s products involves up to six steps: casting, drawing, stranding, compounding, insulating and jacketing.
Rod Mill. Rod is produced by melting sheets of copper cathode and copper scrap, casting the molten copper into a bar and rolling the hot copper bar into a 5/16 inch copper rod to be drawn into copper wire.
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
PVC Compounding. PVC compounding is the process of mixing the various raw materials that are required to produce the PVC necessary to meet U/L specifications for the insulation and jacket requirements for the wire that is manufactured.
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
Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. (“U/L”), a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct frequent product tests. At three separate manufacturing stages, the Company spark tests insulated wire for defects. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of U/L. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators take physical measurements of products, which Company inspectors randomly verify on a daily basis. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing.
Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 64% of the top 200 wholesale electrical distributors (by volume) in the United States according to information reported in the June 2006 issue of Electrical Wholesaling magazine. No customer accounted for more than ten percent of net sales in 2006.
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
Marketing and Distribution
Encore markets its products throughout the United States primarily through independent manufacturers’ representatives and, to a lesser extent, through its own direct marketing efforts.
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2006, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience in 2006, 2005 and 2004 was 0.0%, 0.03% and 0.04% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2006, Encore had 755 employees, 663 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper requirements are purchased primarily from producers and merchants at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2006, the copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During 2006, this facility produced all of the Company’s PVC requirements.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire and Cable Co., Inc., United Copper Industries and AFC Cable Systems, Inc.
The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, pricing, order fill rate and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.
Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign owned facilities located in the United States. The Company has encountered no significant competition from imports of building wire. The Company believes this is because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products.
Intellectual Property Matters
The Company owns the following federally registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,582,340 for the mark “NONLEDEX”; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark “HANDY MAN’S CHOICE”. The current terms of trademark protection for these marks will expire on various dates between 2009 and 2015, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
Internet Address/SEC Filings
The Company’s Internet address is http://www.encorewire.com. Under the “Investor Relations-Corporate Governance” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 82.3% and 76.8% of its costs of goods sold during 2006 and 2005, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
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
Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, including, Mr. Daniel L. Jones, the President and Chief Executive Officer, and Mr. Frank J. Bilban, the Company’s Vice President and Chief Financial Officer (neither of whom are bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
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
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products that have substantially greater resources than the Company. Some of these competitors are owned and operated by large, diversified companies. The Company’s primary competitors include Southwire Company, Cerro Wire and Cable Co., Inc., United Copper Industries and AFC Cable Systems, Inc. The principal elements of competition in the wire and cable industry are, in the opinion of the Company, pricing, product availability and quality and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors. While the number of firms producing wire and cable has declined in the past, there can be no assurance that new competitors will not emerge or that existing producers will not employ or improve upon the Company’s manufacturing and marketing strategy.
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
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 115 acres and consist of buildings containing approximately 1,285,000 square feet of floor space, of which approximately 24,000 square feet is used for office space and 1,261,000 square feet is used for manufacturing and warehouse operations. The Company is in the process of constructing a new office building on the McKinney site. This building will have approximately 60,000 square feet and is being built to allow further plant expansions that are blocked by the current office. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of March 7, 2007 is set forth below:

Name	Age	Position with Company

Daniel L. Jones	43	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	50	Vice President — Finance, Treasurer, Secretary, and Chief Financial Officer
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
Mr. Bilban has served as Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of Encore since June 2000. From 1998 until joining the Company in June 2000, Mr. Bilban was Executive Vice President and Chief Financial Officer of Alpha Holdings, Inc., a plastics manufacturing conglomerate. From 1996 until 1998, Mr. Bilban was Vice President and Chief Financial Officer of Wedge Dia-Log Inc., an oil field services company. From 1991 until 1996, Mr. Bilban held financial positions, including Division Controller, with the CT Film Division of Rexene Corporation. From 1978 until 1991 he was employed in various financial capacities with several divisions of Outboard Marine Corporation.
All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board or until their respective successors are chosen and qualified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” The following table sets forth the high and low closing sales prices per share for the Common Stock as reported by NASDAQ for the periods indicated.

	High	Low
2006
First Quarter	$36.50	$23.99
Second Quarter	46.56	28.86
Third Quarter	39.75	30.50
Fourth Quarter	36.84	21.87

2005
First Quarter	$13.64	$10.00
Second Quarter	11.75	9.05
Third Quarter	16.34	11.87
Fourth Quarter	25.24	16.22
As of March 2, 2007, there were 72 record holders of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business. The Company did not repurchase any shares of its common stock during the year ended December 31, 2006. For further information see Note 8 of the Consolidated Financial Statements under “Item 8, Financial Statements and Supplementary Data.”
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2006.

			Number of securities
			remaining available
	Number of securities to	Weighted-average	for future issuance
	be issued upon	exercise price of	under equity
	exercise of outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	592,126	$8.87	299,300

Equity compensation plans not approved by security holders	0	0	0

TOTAL	592,126	$8.87	299,300

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The following graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Peer Group1 and CRSP Total Return Index for The Nasdaq Stock Market (U.S. companies).
The Company believes that although the companies included in the Peer Group are not entirely representative of the Company’s business in the building wire and cable industry, they are the only companies available that are representative of the Company’s business, and they reasonably reflect the Company’s peers in the wire and cable industry.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, PEER GROUP AND CRSP TOTAL RETURN INDEX
FOR THE NASDAQ STOCK MARKET (U.S.)

$600
$500
$400
$300
$200
$100
$0
272.9
215.1
126.2
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006

Symbol	CRSP Total Returns Index for:	12/01	12/02	12/03	12/04	12/05	12/06

	Encore Wire Corporation	100.00	74.8	147.5	165.2	282.1	272.9

	Nasdaq Stock Market (US Companies)	100.00	69.1	103.4	112.5	114.9	126.2

	Self-Determined Peer Group(1)	100.00	50.2	79.6	100.8	117.5	215.1

(1)	Consists of the following companies, with each company being added to the index on its first date of public trading, as indicated: General Cable Corporation (5/16/97), Belden CDT Inc. (9/30/93) and Superior Essex Inc. (10/11/96). These are the same companies that were used in the Total Return Index last year.

(2)	Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on 12/31/2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Income Data:

Net sales	$1,249,330	$758,089	$603,225	$384,750	$285,207

Cost of goods sold	1,005,037	632,842	506,819	328,887	250,267

Gross profit	244,293	125,247	96,406	55,863	34,940

Selling, general and administrative expenses	59,793	46,335	42,218	31,090	23,891

Operating income	184,500	78,912	54,188	24,773	11,049

Other income (expense):

Interest and other income (expense)	(74)	(7)	473	113	(64)

Interest expense	(7,686)	(3,929)	(2,857)	(2,423)	(1,666)

Income before income taxes	176,740	74,976	51,804	22,463	9,319

Income tax expense	61,607	24,898	18,444	8,087	3,355

Net income	$115,133	$50,078	$33,360	$14,376	$5,964

Net income per common and common equivalent shares — basic	$4.95	$2.17	$1.45	$0.63	$0.26

Net income per common and common equivalent shares — diluted	$4.86	$2.13	$1.42	$0.63	$0.26

Weighted average common and common equivalent shares — basic	23,254	23,117	23,018	22,682	22,805

Weighted average common and common equivalent shares — diluted	23,674	23,537	23,528	22,924	23,009

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:

Working capital	$333,865	$199,113	$132,682	$106,257	$75,679

Total assets	474,157	348,476	251,515	225,299	183,129

Long-term debt, net of current portion	98,974	70,438	49,836	53,425	47,500

Stockholders’ equity	327,121	210,535	159,544	121,776	106,519

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
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
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to $1.25 billion in net sales in 2006. Encore has built a loyal following of customers throughout the lower 48 United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales only where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.
In 2006, the Company completed the construction of a new 160,000 square foot building on its McKinney, Texas campus to manufacture armored (MC & AC) cable. Armored cable contains copper conductors currently manufactured by the Company, with an aluminum or steel flexible outer jacket. The new facility houses armoring machines the Company purchased. The Company markets the armored cable to its existing customer base, the majority of whom are currently buying this product from other suppliers. Sales of this product line started in the third quarter of 2006.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the U.S.A. softened significantly in 2006. Nationally, commercial construction, which had been down in the first half of the decade picked up in the last two years and according to industry forecasts, may stay strong over the next several years. Data on remodeling is not readily available, however remodeling activity can trend up when new construction slows down.
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 82.3%, 76.8%, 73.0%, 67.1%, and 63.9% of the Company’s cost of goods sold during fiscal 2006, 2005, 2004, 2003, and 2002, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The price of copper rose gradually in 2003 and then accelerated its rise in the fourth quarter. In 2004, copper prices trended upward in the first quarter and then traded in a range during the remainder of 2004. In 2005, copper prices rose slowly and steadily through the first half of the year and then more rapidly in the second half of the year. In 2006, copper prices rose quickly from January through May and then slowly descended throughout the rest of the year. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	66.2	64.2	61.3
Other raw materials	5.0	8.3	9.7
Depreciation	.9	1.5	1.8
Labor and overhead	4.6	6.6	9.2
LIFO adjustment	3.7	2.9	2.0
Lower cost or market adjustment	0.0	0.0	0.0

	80.4	83.5	84.0

Gross profit	19.6	16.5	16.0
Selling, general and administrative expenses	4.8	6.1	7.0

Operating income	14.8	10.4	9.0
Other (income) expense, net	0.7	0.5	0.4

Income before income taxes	14.1	9.9	8.6
Income tax expense	4.9	3.3	3.1

Net income	9.2%	6.6%	5.5%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2006, 2005 and 2004. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.249 billion in 2006, compared to $758.1 million in 2005 and $603.2 million in 2004. The 65% increase in net sales in 2006 versus 2005 was primarily the result of a 73% increase in the average selling price of product sold along with a change in the mix of product sold offsetting a 4.5% decrease in the volume of copper pounds of product sold. The 26% increase in net sales in 2005 versus 2004 was primarily the result of a 28% increase in the average selling price of product sold along with a slight change in the mix of product sold. The large increases in average price in 2006 and 2005 were primarily driven by the increase in raw copper prices. Changes in the mix of product sold also impacted the average prices to a lesser extent. Sales volume increases are generally due to several factors, including increased customer acceptance and product availability. Also in 2006, 2005 and 2004, the Company realized an increase in the spread between the sales price of wire and the price of raw copper for the years as a whole, although the quarterly spreads varied widely. This spread was high in the first quarter of 2004, with the intense price competition in the building wire industry compressing the Company’s spread during the succeeding three quarters. This margin compression continued even further into the first five months of 2005. The margins rebounded sharply in the second half of the year resulting in higher spreads, particularly in the fourth quarter of 2005. Margins during 2006 were volatile. The first quarter of 2006 had lower spreads. However, during the second quarter as copper ran to a record high COMEX price of $4.07 on May 23, 2006, spreads rose to a record high. Margins and spreads slowly declined in the third quarter and then accelerated their decline in the fourth quarter of 2006.
Cost of goods sold was $1.005 billion in 2006, compared to $632.8 million in 2005 and $506.8 million in 2004. Copper costs increased to $826.8 million in 2006 from $486.1 million in 2005 and $370.1 million in 2004. Copper costs as a percentage of net sales increased to 66.2% in 2006 from 64.2% in 2005 and 61.4% in 2004. The increase as a percentage of net sales was due to copper costs rising more than other costs and more than the price of copper wire sold, in percentage terms as discussed above. Other raw material costs as a percentage of net sales were 5.0%, 8.3% and 9.7%, in 2006, 2005, and 2004, respectively. The decrease is due primarily to the Company’s cost of other raw materials per pound of copper sold increasing less than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 5.5% in 2006, compared to 8.1% in 2005 and 10.9% in 2004. The percentage decreases in 2006 and 2005 were due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.

Inventories consist of the following at December 31:

	2006	2005	2004

Raw materials	$18,259,579	$11,288,100	$5,025,479
Work-in-process	17,998,087	8,427,935	5,311,035
Finished goods	149,961,827	84,664,933	43,389,467

	186,219,493	104,380,968	53,725,981
Adjust to LIFO cost	(82,272,128)	(36,449,280)	(14,614,598)
Lower of cost or market adjustment	—	—	—

	$103,947,365	$67,931,688	$39,111,383

Copper prices trended upward dramatically in the first half of 2006, particularly in the second quarter and then slowly descended in the third quarter, accelerating their decrease in the fourth quarter of 2006. However, the 2006 year-end price of copper was still above the beginning of the year price. As of December 31, 2006, the value of all inventories using the LIFO method was less than the FIFO value by $82.3 million. This differential increased $45.8 million versus the December 31, 2005 differential of $36.4 million, resulting in a corresponding increase of $45.8 million in cost of goods sold for the year.
Copper prices trended upward slowly in the first half of 2005, then accelerated their increase during the remainder of 2005. As of December 31, 2005, the value of all inventories using the LIFO method was less than the FIFO value by $36.4 million. This differential increased $21.8 million versus the December 31, 2004 differential of $14.6 million, resulting in a corresponding increase of $21.8 million in cost of goods sold for the year.
Copper prices trended upward in the first quarter of 2004, then traded in a more stable range during the remainder of 2004. As of December 31, 2004, the value of all inventories using the LIFO method was less than the FIFO value by $14.6 million. This differential increased $12.0 million versus the December 31, 2003 differential of $2.6 million, resulting in a corresponding increase of $12.0 million in cost of goods sold. Due to the management of inventory levels during the third and fourth quarters of 2004, the Company liquidated the LIFO inventory layers established in 2003, 2002, 2001, 1999 and a portion of the inventory layer established in 1998. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $11.7 million for the full year and net income for the full year by $7.5 million. As of December 31, 2004, the LIFO cost basis of inventory was less than the market value resulting in no lower of cost or market adjustment being required.
Gross profit increased to $244.3 million, or 19.6% of net sales in 2006 from $125.2 million, or 16.5% of net sales in 2005 and from $96.4 million, or 16.0% of net sales in 2004. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $51.2 million in 2006, $38.5 million in 2005 and $34.4 million in 2004. As a percentage of net sales, selling expenses dropped to 4.1% in 2006, versus 5.1% in 2005 and 5.7% in 2004. The percentage drop in 2006 and 2005 was due to freight expenses dropping in relation to sales, which increased dramatically in 2006 and 2005. General and administrative expenses, as a percentage of net sales, were 0.7% in 2006, 1.0% in 2005 and 1.3% in 2004. In 2006 and 2005, general and administrative costs decreased as a percent of net sales due to the semi-fixed nature of many of these costs.
Interest expense increased to $7.7 million in 2006 from $3.9 million in 2005 and $2.9 million in 2004. The increases in the last two years are due to the higher average debt levels in 2006 and 2005. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $657,000 in 2006, $213,000 in 2005 and $165,000 in 2004.
The Company’s effective tax rate was 34.9% in 2006, 33.2% in 2005 and 35.6% in 2004. The decrease in the effective tax rate in 2005 is primarily due to the Company adjusting deferred tax liabilities by $0.8 million in the first quarter, lower overall state tax expense and realizing an approximate 1% reduction from the benefits of the American Jobs Creation of Act of 2004. The Jobs Creation Act of 2004 also reduced the 2006 rate approximately 1.2% versus 2005 and a cumulative 2.24% from 2004.
The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities that generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. Accordingly, the impact of any deductions is being reported in the period for which the deduction will be claimed on the Company’s tax return.

As a result of the foregoing factors, the Company’s net income was $115.1 million in 2006, $50.1 million in 2005 and $33.4 million in 2004.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$115,133	$50,078	$33,360

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,437	12,421	11,758
Other non-cash items	(2,113)	(3,385)	5,108
(Increase) decrease in accounts receivable, inventory and other assets	(74,087)	(96,641)	(11,198)
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	(37,119)	32,524	(14,099)

Net cash provided by (used in) operating activities	14,251	(5,003)	24,929

Investing activities:
Purchases of property, plant and equipment (net)	(22,112)	(16,890)	(21,314)

Financing activities:
Increase (decrease) in indebtedness, net	28,800	21,363	(4,128)
Issuances of common stock	692	512	2,761
Tax benefit of option exercise	805	—	—
Deferred financing fees	(455)	—	—
Purchase of treasury stock	—	—	—

Net cash provided by (used in) financing activities	29,842	21,875	(1,367)

Net increase (decrease) in cash	$21,981	$(18)	$2,248

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
The Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”), is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the guarantor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to

$150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2006, as computed under the Financing Agreement, as amended, was $200,000,000.
Encore Wire Limited and the Company, through their agent bank, are also parties to a Note Purchase Agreement (the “2004 Note Purchase Agreement) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2006, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $1,025,709 to account for the fair value of the interest rate swap.
On September 28, 2006, Encore Wire Limited and the Company, through its agent bank, entered into another Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby Encore Wire Limited issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2006. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At December 31, 2006, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly.
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2004, 2005 or 2006. This new stock repurchase plan replaces the prior stock repurchase plan.
Cash provided by operations was $14.3 million in 2006 compared to cash used in operations of $5.0 million in 2005 and cash provided by operations of $24.9 million in 2004. The increase in cash flows provided in 2006 versus 2005 was due primarily to the $65.0 million increase in net income and a $23.5 million positive swing in prepaid expenses offset by a $61.9 million negative swing in taxes receivable. The taxes receivable swing is due to the Company being required to make high estimated tax payments to the I.R.S. based on the record earnings trend early in 2006. The Company is now owed a $17.8 million tax refund. The decrease in cash in 2005 was due primarily to a $56.5 million increase in accounts receivable and a $28.8 million increase in inventories, offset by $16.7 million increase in net income, a $23.7 million increase in taxes payable and a $7.8 million increase in accounts payable and accrued liabilities. The increases in cash required for accounts receivable and inventories were primarily due to the rise in raw material prices during 2005 that drove sales higher as discussed above, and in the case of inventories, an increase in the quantity of inventory on hand at year-end. Increases in taxes payable and accounts payable are primarily due to timing issues at year-end. In 2004 cash flow from operations was due primarily to a $19.0 million increase in net income, as well as a $20.2 million decrease in inventory, offset by a $27.6 million increase in accounts receivable. Inventory quantities at December 31, 2004 versus December 31, 2003 were cut in raw materials and finished goods, as the Company worked to increase inventory turns while maintaining order fill rates. This was accomplished by pressuring suppliers to be more responsive as well as utilizing the flexibility in receiving copper with the additional railroad tracks and utilizing the flexibility of the new machinery put in service in the wire mills to respond quickly to changes in product demand.
Cash used in investing activities increased to $22.1 million in 2006 from $16.9 million in 2005 and $21.3 million in 2004. During 2006 and 2005, capital expenditures were made primarily in conjunction with the building of the new armored cable plant and machinery that will be used in the manufacture of this new product line. During 2004, capital expenditures increased to expand the distribution center, expand railroad access and selectively add machinery to address bottlenecks in the wire mills.
The cash provided by financing activities of $29.8 million in 2006 was used primarily to fund increased working capital requirements and capital expenditures as discussed above. The cash provided by financing activities of $21.9 million in 2005 was used primarily to fund capital expenditures and increased working capital requirements. The relatively high level of capital expenditures in 2004 was funded by the strong operating cash flow discussed above, which also funded cash used in financing activities of $1.4 million. Cash provided by financing activities was increased by $0.7 million in 2006, $0.5 million in 2005 and $2.8 million in 2004, as the result of the issuance of common stock, primarily related to employee option exercises.
During 2007, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its building wire operations as well as the construction of the new office building. The Company also expects its working capital requirements may increase during 2007 as a result of continued increases in sales and potential increases in the price of copper. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2006.

	Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	3—5 Years	5 Years

Long-Term Debt Obligations	$100,000	$—	$—	$100,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	19,190	19,190	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	1,026	—	—	1,026	—

Total	$120,216	$19,190	$—	$101,026	$—

Note:	Amounts listed as purchase obligations consist of major raw material purchase orders and $14.5 million of capital equipment and construction orders open as of December 31, 2006.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Consolidated Financial Statements. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2006, a $0.20 reduction in the fair market value of copper per pound would not have resulted in any lower of cost or market reserve for the year ended December 31, 2006. However, larger decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Revenue from the sale of the Company’s products is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collection is reasonably assured. A provision for payment discounts and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.
The Company has provided an allowance for losses on customer receivables based upon estimates of those customers’ inability to make required payments. Such allowance is established and adjusted based upon the makeup of the current receivable portfolio, past bad debt experience and current market conditions. If the financial condition of our customers was to deteriorate and impair their ability to make payments to the Company, additional allowances for losses might be required in future periods.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48, but does not expect it to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
In September 2006, the FASB issued FSPAUG AIR-1, Accounting for Planned Major Maintenance Activities (FSPAUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated financial statements.
Information Regarding Forward Looking Statements
This report contains various forward-looking statements and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:
•	Fluctuations in the global and national economy.

•	Fluctuations in the level of activity in the construction and remodeling industries.

•	Demand for the Company’s products.

•	The impact of price competition on the Company’s margins.

•	Fluctuations in the price of copper and other key raw materials.

•	The loss of key manufacturers’ representatives who sell the Company’s product line.

•	Fluctuations in utility costs, especially electricity and natural gas.

•	Fluctuations in insurance costs of various types.

•	Weather related disasters at the Company’s and/or key vendor’s operating facilities.

•	Stock price fluctuations due to “stock market expectations.”

•	Unforeseen future legal issues and/or government regulatory changes.

•	Fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable financing.
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
The Company purchases copper cathode primarily from producers and merchants at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Interest rate risk is attributable to the Company’s long-term debt. The Company and its wholly owned subsidiaries are guarantors of the indebtedness under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. Amounts outstanding under the Financing Agreement, as amended, are payable on August 27, 2009, with interest payments due quarterly. Amounts outstanding under the $45 million 2004 Note Purchase Agreement are payable on August 27, 2011, with interest only payments due semi-annually. Amounts outstanding under the $55 million 2006 Note Purchase Agreement are payable on September 30, 2011, with interest only payments due quarterly. At December 31, 2006, the balance outstanding under the Financing Agreement was zero and the collective balance outstanding collectively under the 2004 and 2006 Note Purchase Agreements was $100 million, and the average interest rate was 6.65%. There is inherent rollover risk for borrowings under the Financing Agreement as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Holding borrowing levels at December 31, 2006 constant, an average 1% interest rate increase in 2007 would increase interest expense by $1,000,000.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, in accounting for equity-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Wire Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2007

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$24,602,846	$2,621,718
Accounts receivable, net of allowance for losses of $884,370 and $689,949 in 2006 and 2005, respectively	214,963,196	164,930,302
Inventories	103,947,365	67,931,688
Income taxes receivable	18,523,158	—
Current deferred income taxes	2,300,710	1,121,079
Prepaid expenses and other	6,712,876	18,628,669

Total current assets	371,050,151	255,233,456

Property, plant and equipment — at cost:
Land and land improvements	9,591,600	8,375,138
Construction-in-progress	6,671,210	12,112,616
Buildings and improvements	47,065,117	38,063,138
Machinery and equipment	136,552,315	120,326,345
Furniture and fixtures	4,072,333	3,624,317

	203,952,575	182,501,554

Accumulated depreciation	(100,966,005)	(89,364,409)

	102,986,570	93,137,145

Other assets	119,873	105,017

Total assets	$474,156,594	$348,475,618

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$13,412,749	$17,276,887
Accrued liabilities	23,771,944	19,304,108
Current income taxes payable	—	19,539,784

Total current liabilities	37,184,693	56,120,779

Noncurrent deferred income taxes	9,850,908	10,619,537
Long-term notes payable	98,974,291	70,438,087
Other long-term liabilities	1,025,709	761,913

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares— 2,000,000. Issued and outstanding shares — none.
Common stock, $.01 par value: Authorized shares — 40,000,000. Issued shares — 26,035,302 in 2006 and 25,939,103 in 2005.	260,353	259,391
Additional paid-in capital	40,848,753	38,931,690
Treasury stock, at cost — 2,758,950 shares in 2006 and 2005	(15,274,643)	(15,274,643)
Retained earnings	301,286,530	186,618,864

Total stockholders’ equity	327,120,993	210,535,302

Total liabilities and stockholders’ equity	$474,156,594	$348,475,618

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
	2006	2005	2004

Net sales	$1,249,330,337	$758,089,376	$603,225,293
Cost of goods sold	1,005,037,049	632,841,670	506,818,934

Gross profit	244,293,288	125,247,706	96,406,359

Selling, general and administrative expenses	59,793,059	46,335,261	42,218,563

Operating income	184,500,229	78,912,445	54,187,796

Other income (expense):
Interest and other income	(73,744)	(6,643)	473,080
Interest expense	(7,686,014)	(3,928,905)	(2,856,718)

Income before income taxes	176,740,471	74,976,897	51,804,158

Income tax expense	61,607,277	24,898,441	18,444,121

Net income	$115,133,194	$50,078,456	$33,360,037

Weighted average common shares — basic	23,254,259	23,116,881	23,017,848

Basic earnings per common share	$4.95	$2.17	$1.45

Weighted average common shares — diluted	23,674,275	23,536,555	23,528,155

Diluted earnings per common share	$4.86	$2.13	$1.42

Cash dividends per share	$0.02	$—	$—

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Gain / (Loss)	Earnings	Total
Balance at December 31, 2003	16,966,750	$169,668	$34,193,455	$(15,274,643)	$(492,454)	$103,180,371	$121,776,397
Net income	—	—	—	—	—	33,360,037	33,360,037
Unrealized gain on hedging activities, net	—	—	—	—	492,454	—	492,454

Total comprehensi ve income	—	—	—	—	—	—	33,852,491
Proceeds from exercise of stock options	275,326	2,753	2,758,287	—	—	—	2,761,040
Tax benefit on exercise of stock options	—	—	1,154,337	—	—	—	1,154,337
Purchase of treasury stock	—	—	—	—	—	—	—
Capital adjustment for 3-for-2 stock split	8,621,002	86,210	(86,210)	—	—	—	—

Balance at December 31, 2004	25,863,078	258,631	38,019,869	(15,274,643)	—	136,540,408	159,544,265
Net income (comprehensive income)	—	—	—	—	—	50,078,456	50,078,456
Proceeds from exercise of stock options	76,025	760	510,836	—	—	—	511,596
Tax benefit on exercise of stock options	—	—	400,985	—	—	—	400,985
Purchase of treasury stock	—	—	—	—	—	—	—

Balance at December 31, 2005	25,939,103	259,391	38,931,690	(15,274,643)	—	186,618,864	210,535,302
Net income (comprehensive income)	—	—	—	—	—	115,133,194	115,133,194
Proceeds from exercise of stock options	96,199	962	691,295	—	—	—	692,257
Tax benefit on exercise of stock options	—	—	805,244	—	—	—	805,244
Stock-based compensation	—	—	420,524	—	—	—	420,524
Dividend declared — $0.02 per share	—	—	—	—	—	(465,528)	(465,528)
Purchase of treasury stock	—	—	—	—	—	—	—

Balance at December 31, 2006	26,035,302	$260,353	$40,848,753	$(15,274,643)	$—	$301,286,530	$327,120,993

See accompanying notes

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
Operating Activities
Net income	$115,133,194	$50,078,456	$33,360,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,437,245	12,421,431	11,758,623
Deferred income taxes	(1,948,260)	(3,886,901)	4,912,410
Excess tax benefits of options exercised	(805,244)	—	—
Stock-based compensation	420,524	—	—
Provision for bad debts	180,000	330,000	300,000
(Gain) Loss on disposal of assets	40,032	171,482	(104,494)
Changes in operating assets and liabilities:
Accounts receivable	(50,212,894)	(56,508,273)	(27,622,100)
Inventories	(36,015,677)	(28,820,306)	20,232,482
Prepaid expenses and other	12,141,602	(11,312,454)	(3,808,709)
Trade accounts payable and accrued liabilities	138,170	7,832,015	(5,343,367)
Current income taxes payable (receivable)	(37,257,698)	24,691,812	(8,755,177)

Net cash provided by (used in) operating activities	14,250,994	(5,002,738)	24,929,705

Investing Activities
Purchases of property, plant and equipment	(22,423,428)	(17,232,744)	(23,805,702)
Other	(654)	—	—
Proceeds from sale of assets	311,911	342,506	2,491,422

Net cash used in investing activities	(22,112,171)	(16,890,238)	(21,314,280)

Financing Activities
Proceeds from issuance of private placement debt	55,000,000	—	45,000,000
Proceeds from (repayments of) long-term note payable, net	(26,200,000)	21,363,519	(49,128,000)
Proceeds from issuance of common stock, net	692,257	511,596	2,761,040
Excess tax benefits of options exercised	805,244	—	—
Deferred financing fees	(455,196)	—	—
Purchase of treasury stock	—	—	—

Net cash provided by (used in) financing activities	29,842,305	21,875,115	(1,366,960)

Net increase (decrease) in cash and cash equivalents	21,981,128	(17,861)	2,248,465
Cash and cash equivalents at beginning of year	2,621,718	2,639,579	391,114

Cash and cash equivalents at end of year	$24,602,846	$2,621,718	$2,639,579

Non-cash activities
Unrealized gain (loss) on hedging activities	$—	$—	$1,031,936

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2006
1. Significant Accounting Policies
Business
The Company conducts its business in one segment — the manufacture of copper electrical wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 31 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 82.3%, 76.8%, and 73.0% of its cost of goods sold during 2006, 2005, and 2004, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”). Significant intercompany accounts and transactions have been eliminated upon consolidation.
Reclassifications
Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48, but does not expect it to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
In September 2006, the FASB issued FSPAUG AIR-1, Accounting for Planned Major Maintenance Activities (FSPAUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated financial statements.

1. Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Revenue from the sale of the Company’s products is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collection is reasonably assured. A provision for payment discounts and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $18.1 million, $18.6 million, and $16.5 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.
Financial Instruments and Concentrations of Credit Risk
Cash, accounts receivable, trade accounts payable, accrued liabilities, notes payable and other long-term liabilities are stated at amounts which approximate fair value.
Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers and retail home improvement centers) related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Losses Progression	2006	2005	2004

Beginning balance January 1	$689,949	$577,305	$490,143
(Write offs) of bad debts, net of collections of previous write offs	14,421	(217,356)	(212,838)
Bad debt provision	180,000	330,000	300,000

Ending balance at December 31	$884,370	$689,949	$577,305

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Depreciation of property, plant and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 30 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 3 to 5 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.
Stock-Based Compensation
Prior to January 1, 2006, the Company applied the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of

1. Significant Accounting Policies (continued)
SFAS 123, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its plan and, accordingly, did not recognize compensation expense for the plan because stock options were issued at exercise prices equal to the market value of its stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the modified-prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period, net of forfeitures. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the related service period of the employee receiving the award.
The adoption of SFAS 123R reduced pre-tax income by $420,524, reduced net income by $273,340, and did not appreciably impact basic and diluted earnings per common share for the year ended December 31, 2006. The Company also recognized $805,244 of excess tax benefits on stock based compensation which have been included in cash flows from financing activities upon adoption of SFAS 123R.
The following table illustrates the pro forma effect on net income and earnings per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands, except for earnings per common share information):

	Year Ended December 31,
	2005	2004

Net income, as reported	$50,078	$33,360

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	301	375

Pro forma net income	$49,777	$32,985

Earnings per share;

Basic, as reported	$2.17	$1.45
Basic, pro forma	2.15	1.43
Diluted, as reported	2.13	1.42
Diluted, pro forma	2.11	1.40
Earnings Per Share
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options, which are common stock equivalents, are calculated using the treasury stock method.
Income Taxes
Income taxes are provided for based on the liability method, resulting in deferred income tax assets and liabilities arising due to temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

2. Inventories
Inventories consist of the following as of December 31:

	2006	2005

Raw materials	$18,259,579	$11,288,100
Work-in-process	17,998,087	8,427,935
Finished goods	149,961,827	84,664,933

	186,219,493	104,380,968
Adjust to LIFO cost	(82,272,128)	(36,449,280)
Lower of cost or market adjustment	—	—

	$103,947,365	$67,931,688

During the third and fourth quarters of 2004, the Company liquidated the LIFO inventory layers established in 2003, 2002, 2001, 1999 and a portion of the inventory layer established in 1998. As a result, under the LIFO method, these inventory layers were liquidated at historical costs, that were less than current costs, which favorably impacted net income for the full year by $7.5 million. During 2006 and 2005, there were liquidations of inventory quantities.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

	2006	2005

Sales volume discounts payable	$14,820,902	$12,192,399
Property taxes payable	2,041,370	2,082,473
Commissions payable	2,089,781	1,790,415
Accrued salaries	2,868,166	2,078,899
Other accrued liabilities	1,951,725	1,159,922

	$23,771,944	$19,304,108

4. Long-Term Notes Payable
Long-term notes payable consist of the following as of December 31:

	2006	2005

5.27% Senior Notes due 2011	$45,000,000	$45,000,000
Floating Rate Senior Notes due 2011	55,000,000	—
Revolving line of credit	—	26,200,000
Fair value of interest rate swap	(1,025,709)	(761,913)

	$98,974,291	$70,438,087

The Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”), is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the guarantor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2006, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25%. A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit.

Encore Wire Limited and the Company, through their agent bank, are also parties to a Note Purchase Agreement (the “2004 Note Purchase Agreement) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of December 31, 2006, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $1,025,709 to account for the fair value of the interest rate swap.
On September 28, 2006, Encore Wire Limited and the Company, through its agent bank, entered into another Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby Encore Wire Limited issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2006. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At December 31, 2006, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly.
The Company paid interest totaling $7,686,014, $3,928,906 and $2,978,845 in 2006, 2005 and 2004, respectively. The Company capitalized $656,674, $213,142 and $165,048 of interest in 2006, 2005 and 2004, respectively.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the year ended December 31:

	2006	2005	2004

Current:
Federal	$61,072,801	$27,350,626	$13,022,404
State	2,482,736	1,434,716	509,307
Deferred	(1,948,260)	(3,886,901)	4,912,410

	$61,607,277	$24,898,441	$18,444,121

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the year ended December 31:

	2006	2005	2004

Amount computed using the statutory rate	$61,859,165	$26,241,913	$18,131,455
State income taxes, net of federal tax benefit	1,613,778	932,565	658,868
Qualified domestic production activity deduction	(1,867,862)	(885,622)	—
Other items	2,196	(1,390,415)	(346,202)

	$61,607,277	$24,898,441	$18,444,121

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2006 and 2005, is as follows:

		Deferred Tax Asset (Liability)
	2006		2005

	Current	Non-current	Current	Non-current

Depreciation	$—	$(9,850,908)	$—	$(10,619,537)
Inventory	1,906,463	—	785,824	—
Allowance for doubtful accounts	320,049	—	249,106	—
Uniform capitalization rules	293,496	—	267,341	—
Other	(219,298)	—	(181,192)	—

	$2,300,710	$(9,850,908)	$1,121,079	$(10,619,537)

The Company made income tax payments of $99.5 million in 2006, $3.9 million in 2005 and $22.3 million in 2004.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. This deduction lowered the Company’s effective tax rate by $1,867,862, or approximately 1.2%, for 2006.
6. Stock Options
The Company has one stock option plan that provides for the grant of stock options to its directors, officers and key employees. The Company grants stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options are granted with maximum terms of ten years.
The following presents a summary of stock option activity for the year ending December 31, 2006 (aggregate intrinsic value in thousands):

	Number	Weighted	Weighted Average
	of	Average Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at December 31, 2005	639,825	$6.73
Granted	50,000	37.95
Exercised	(96,199)	7.91
Forfeited/Cancelled	(1,500)	7.70

Outstanding at December 31, 2006	592,126	$8.87	4.78	$8,567

Vested and exercisable at December 31, 2006	530,426	$5.99	3.72	$8,485

The fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	3.84%	3.84%	3.42%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.7%	61.2%	62.5%
Expected lives	5.0 years	5.0 years	5.0 years
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
During the years ended December 31, 2006, 2005, and 2004, the weighted average grant date fair value of options granted was $19.63, $6.39, and 9.74, respectively, and the total intrinsic value of options exercised was $2.3 million, $1.2 million, and $5.5 million, respectively. As of December 31, 2006, total unrecognized compensation cost related to nonvested stock options of $979,726 was expected to be recognized over a weighted average period of 4.46 years.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2006	2005	2004

Numerator:
Net income	$115,133,194	$50,078,456	$33,360,037

Denominator:
Denominator for basic earnings per share — weighted average shares	23,254,259	23,116,881	23,017,848

Effect of dilutive securities:
Employee stock options	420,016	419,674	510,307

Denominator for diluted earnings per share —weighted average shares	23,674,275	23,536,555	23,528,155

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2006	2005	2004

Weighted average anti-dilutive stock options	50,000	11,250	15,000
Weighted average exercise price	$37.95	$20.94	$20.94
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2006, 2005 or 2004.
In November of 2006, the Board of Directors declared a two-cent per share cash dividend payable in January of 2007.
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
10. Encore Wire 401-K Plan
The Company sponsors an employee savings plan (the “401-K Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401-K Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401-K Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment. The Company’s contribution expense was $327,007, $280,082 and $279,003 in fiscal years 2006, 2005 and 2004, respectively .
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company believes such purchases, which totaled approximately $6.1 million, $6.6 million and $5.6 million in fiscal years 2006, 2005 and 2004, respectively, were made at prices that are no less favorable than are available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2006, 2005 and 2004, amounts paid to the affiliated freight carrier were not significant.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
2006	March 31	June 30	September 30	December 31

Net sales	$252,048	$362,048	$372,915	$262,319
Gross profit	39,372	106,853	74,266	23,802
Net income	16,137	57,059	35,761	6,176
Net income per common share — basic	0.70	2.45	1.54	0.27
Net income per common share — diluted	0.68	2.41	1.51	0.26

	Three Months Ended
2005	March 31	June 30	September 30	December 31

Net sales	$137,193	$169,265	$207,459	$244,172
Gross profit	10,747	15,371	30,997	68,133
Net income	1,037	2,426	11,205	35,410
Net income per common share — basic	0.04	0.10	0.48	1.53
Net income per common share — diluted	0.04	0.10	0.48	1.50

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones
Daniel L. Jones
President , Chief Executive Officer and Director

By:	/s/ Frank J. Bilban
Frank J. Bilban
Vice President — Finance, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Board of Directors and Stockholders
Encore Wire Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Wire Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Encore Wire Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our report dated March 7, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 7, 2007

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The section entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007 sets forth certain information with respect to the directors of the Company, with respect to Section 16 (a) reporting obligations of directors and officers, with respect to the Company’s audit committee, and with respect to the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
In connection with Company’s long-standing commitment to conduct its business in compliance with applicable laws and regulations and in accordance with its ethical principles, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers, directors, and advisors of the Company. The Code of Business Conduct and Ethics of the Company is available under the “Investor Relations — Corporate Governance” section of the Company’s website at http://www.encorewire.com, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The section entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007 sets forth certain information with respect to certain relationships and related transactions, and director independence, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Section entitled “Proposal Two — Ratification of Appointment of Independent Public Accountants” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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
Date: March 9, 2007

By:	/s/ DANIEL L. JONES
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES Daniel L. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

Signature	Title	Date

/s/ DONALD E. COURTNEY Donald E. Courtney	Director	March 9, 2007

/s/ JOSEPH M. BRITO Joseph M. Brito	Director	March 9, 2007

/s/ JOHN H. WILSON	Director	March 9, 2007
John H. Wilson

/s/ WILLIAM R. THOMAS	Director	March 9, 2007
William R. Thomas

/s/ SCOTT D. WEAVER	Director	March 9, 2007
Scott D. Weaver

/s/ THOMAS L. CUNNINGHAM	Director	March 9, 2007
Thomas L. Cunningham

INDEX TO EXHIBITS**

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.1	Financing Agreement by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders, dated August 31, 1999 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.2	First amendment to Financing Agreement of August 31, 1999, dated June 27, 2000 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.3	Second amendment to Financing Agreement of August 31, 1999, dated June 28, 2002 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	Third amendment to Financing Agreement of August 31, 1999, dated March 31, 2003 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.5	Fourth amendment to Financing Agreement of August 31, 1999, dated November 5, 2003, by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, and Comerica Bank-Texas, as Lenders (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.6	Fifth amendment to Financing Agreement of August 31, 1999, dated January 15, 2004 by and among Encore Wire Limited, as Borrower, Bank of America, National Association, as Agent, and Bank of America, National Association, Comerica Bank-Texas, Wells Fargo Bank, N.A., Bank One, N.A., Guaranty Bank and Hibernia National Bank, as Lenders (filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.7	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

Exhibit
Number	Description

10.9	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.10	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.11	Master Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.12*	1999 Stock Option Plan, as amended and restated, effective as of October 24, 2001 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-86620), and incorporated herein by reference).

10.13*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP (included herein).

31.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2	Certificate by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 9, 2007 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certificate by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated March 9, 2007 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*	Management contract or compensatory plan