Form 10-Q
period 2007-03-31
ENCORE WIRE CORP /DE/
filed 2007-05-09
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2007: 23,353,352
Page 1 of 25 Sequentially Numbered Pages
Index to Exhibits on Page 18

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
In Thousands of Dollars	(Unaudited)	(See Note)
ASSETS

Current assets:
Cash	$48,938	$24,603
Accounts receivable (net of allowance of $919 and $884)	203,646	214,963
Inventories (Note 2)	116,945	103,947
Prepaid expenses and other assets	12,542	6,713
Current taxes receivable	96	18,523
Current deferred income taxes	—	2,301

Total current assets	382,167	371,050

Property, plant and equipment — at cost:
Land	9,602	9,592
Construction in progress	10,913	6,672
Buildings and improvements	47,065	47,065
Machinery and equipment	136,663	136,552
Furniture and fixtures	4,115	4,072

Total property, plant, and equipment	208,358	203,953

Accumulated depreciation and amortization	(104,155)	(100,966)

Net property, plant, and equipment	104,203	102,987

Other assets	104	120

Total assets	$486,474	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2007	2006
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$28,465	$13,413
Accrued liabilities	14,485	23,772
Current deferred income taxes	360	—

Total current liabilities	43,310	37,185

Non-current deferred income taxes	9,495	9,851
Long term notes payable	99,357	98,974
Other long term liabilities	643	1,026

Stockholders equity:
Common stock, $.01 par value:
Authorized shares - 40,000,000; Issued shares - 26,112,302 and 26,035,302	261	260
Additional paid-in capital	41,424	40,849
Treasury stock, at cost - 2,758,950 shares	(15,275)	(15,275)
Retained earnings	307,259	301,287

Total stockholders’ equity	333,669	327,121

Total liabilities and stockholders’ equity	$486,474	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2007	2006
Net sales	$260,729	$252,048
Cost of goods sold	235,985	212,676

Gross profit	24,744	39,372

Selling, general, and administrative expenses	13,579	13,438

Operating income	11,165	25,934

Net interest & other expenses	1,154	1,133

Income before income taxes	10,011	24,801

Provision for income taxes	3,572	8,664

Net income	$6,439	$16,137

Net income per common and common equivalent shares — basic	$.28	$.70

Weighted average common and common equivalent shares — basic	23,314	23,213

Net income per common and common equivalent shares — diluted	$.27	$.68

Weighted average common and common equivalent shares — diluted	23,689	23,694

Cash dividends declared per share	$.02	$—

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2007	2006
OPERATING ACTIVITIES
Net income	$6,439	$16,137
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,403	2,875
Deferred income tax provision (benefit)	2,304	(2,015)
Excess tax benefits of options exercised	—	(674)
Other	78	11
Changes in operating assets and liabilities:
Accounts receivable	11,287	(18,426)
Inventory	(12,998)	(5,204)
Accounts payable and accrued liabilities	5,765	(3,860)
Other assets and liabilities	(5,907)	6,625
Current income taxes receivable	18,427	(8,956)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,798	(13,487)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,565)	(7,672)
Proceeds from sale of equipment	52	78
Other	5	—

NET CASH USED IN INVESTING ACTIVITIES	(4,508)	(7,594)

FINANCING ACTIVITIES
Borrowings under notes payable	—	19,200
Proceeds from issuance of common stock	511	648
Dividend paid	(466)	—
Excess tax benefits of options exercised	—	674

NET CASH PROVIDED BY FINANCING ACTIVITIES	45	20,522

Net increase (decrease) in cash	24,335	(559)
Cash at beginning of period	24,603	2,622

Cash at end of period	$48,938	$2,063

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company’s federal income tax returns for the years subsequent to December 31, 2003 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2002. The Company has no reserves for uncertain tax positions and no adjustments were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$33,170	$18,259
Work-in-process	22,258	17,998
Finished goods	121,374	149,962

	176,802	186,219

Adjust to LIFO cost	(59,857)	(82,272)

	116,945	103,947

Lower of Cost or Market Adjustment	—	—

	$116,945	$103,947

LIFO pools are established and “frozen” at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

NOTE 3 – NET EARNINGS PER SHARE
Net earnings per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended
	March 31, 2007	March 31, 2006
Numerator:
Net income	$6,439	$16,137

Denominator:
Denominator for basic earnings per share – weighted average shares	23,314	23,213

Effect of dilutive securities:
Employee stock options	375	481

Denominator for diluted earnings per share – weighted average shares	23,689	23,694

NOTE 4 – LONG TERM NOTES PAYABLE
The Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”), is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the guarantor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2007, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit.
Encore Wire Limited and the Company, through their agent bank, are also parties to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore Wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $643,000 to account for the fair value of the interest rate swap.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At March 31, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
NOTE 5 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2007, 2006 or 2005.

NOTE 6 – CONTINGENCIES
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
The Company’s operating results in any given time period are driven by several key factors, including; the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 82.3%, 76.8% and 73.0% of the Company’s cost of goods sold during fiscal 2006, 2005 and 2004, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2007 and 2006. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006
Net sales for the first quarter of 2007 amounted to $260.7 million compared with net sales of $252.0 million for the first quarter of 2006. This dollar increase was primarily the result of a 14.6% increase in the price of wire sold, offset largely by a 9.7% decrease in the volume of product shipped. The Company believes the volume of wire sold decreased due to several factors including seasonally strong market demand in 2006 and the slowdown in residential construction throughout the United States in 2007 versus 2006. The Company is of the opinion that market demand was strong in the first quarter of 2006 due to mild winter weather across much of the U.S. and the merger of two competitors during the quarter. The average cost per pound of raw copper purchased increased 19.9% in the first quarter of 2007 compared to the first quarter of 2006, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $236.0 million, or 90.5% of net sales, in the first quarter of 2007, compared to $212.7 million, or 84.4% of net sales, in the first quarter of 2006. Gross profit decreased to $24.7 million, or 9.5% of net sales, in the first quarter of 2007 versus $39.4 million, or 15.6% of net sales, in the first quarter of 2006. The decreased gross profit and gross margin percentages were primarily the result of the decreased wire “spreads” and volumes in 2007 versus 2006. Margins contracted as the “spread” between the price of wire sold and the cost of raw copper and other raw materials purchased decreased in conjunction with the volume decrease discussed above. This decreased “spread” per pound of wire sold decreased the margins at the same time that decreased sales volumes drove manufacturing volumes lower which resulted in higher costs per pound as fixed and semi-fixed manufacturing costs were allocated over fewer numbers of units.
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in cost of goods sold for that period.
As a result of declining copper costs, offset to some extent by an increase in the quantity of inventory on hand during the first quarter of 2007, a LIFO adjustment was recorded decreasing cost of sales by $22.4 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first quarter of 2007 were $11.2 million, or 4.3% of net sales, compared to $11.3 million, or 4.5% of net sales, in the first quarter of 2006. The small percentage decrease was due to the higher sales dollars driving freight costs down as a percentage of net sales. General and administrative expenses increased marginally to $2.3 million, or 0.9% of net sales, in the first quarter of 2007 compared to $2.1 million, or 0.8% of net sales, in the first quarter of 2006. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $30,000 and $45,000 in the first quarter of 2007 and 2006, respectively.
The net interest and other income and expense category was $1.2 million in the first quarter of 2007, virtually unchanged from $1.1 million in the first quarter of 2006. Taxes were accrued at an effective rate of 35.7% in the first quarter of 2007 consistent with the Company’s estimated liabilities. As a result of the foregoing factors, the Company’s net income decreased to $6.4 million in the first quarter of 2007 from $16.1 million in the first quarter of 2006.
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
The Company, through its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership (“Encore Wire Limited”), is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the guarantor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2007, as computed under the Financing Agreement, as amended, was $200,000,000.
Encore Wire Limited and the Company, through their agent bank, are also parties to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby Encore Wire Limited issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of March 31, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $643,000 to account for the fair value of the interest rate swap.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At March 31, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $28.8 million in the first quarter of 2007 compared to $13.5 million of cash used in operations in the first quarter of 2006. The following changes in components of cash flow were notable. The current income taxes receivable category went from a use of cash of $9.0 million in 2006 to an $18.4 million source of cash in 2007. This was due to the strong first quarter of 2006 earnings driving a tax liability, while the soft earnings in the fourth quarter of 2006 resulted in an overpayment of federal taxes, which was refunded to the Company in the first quarter of 2007. Accounts receivable rose in the first quarter of 2006, using $18.4 million in cash, while accounts receivable declined in the first quarter of 2007, providing $11.3 million in cash. These items were somewhat offset by a $20.3 million dollar negative swing in cash used to fund increased inventories and prepaid expenses, most of which are also related to increased prepaid inventory balances in 2007 versus 2006.
Cash used in investing activities decreased to $4.5 million in the first quarter of 2007 from $7.6 million in the first quarter of 2006. In 2006, the funds were used primarily for construction of the new 160,000 square foot armored cable plant and the purchase of associated equipment. In 2007, the funds were used primarily for the construction of a new corporate office building. The $20.5 million of cash provided by financing activities in the first quarter of 2006 was a result of the Company’s increase in outstanding bank debt to cover cash uses discussed above. In 2007, the Company’s revolving line of credit remained at $0 throughout most of the quarter.

During the remainder of 2007, the Company expects its capital expenditures will consist primarily of the completion of the new office building as well as additional plant and equipment for its building wire operations. The total capital expenditures for all of 2007 associated with these projects are currently estimated to be in the $15.0 to $20.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2007.
Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is hereby incorporated by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2007, 2006 or 2005.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION (Registrant)

Dated: May 9, 2007	/s/ DANIEL L. JONES Daniel L. Jones, President and
Chief Executive Officer

Dated: May 9, 2007	/s/ FRANK J. BILBAN Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent and, Bank of America, N.A. and Wells Fargo Bank National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.4	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description
10.5	Master Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.6*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.7*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options there under.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2007 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2007 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.