Form 10-Q
period 2007-06-30
ENCORE WIRE CORP /DE/
filed 2007-08-08
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2007: 23,360,002

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In Thousands of Dollars	2007	2006
	(Unaudited)	(See Note)

ASSETS
Current assets:
Cash	$48,794	$24,603
Accounts receivable (net of allowance of $950 and $884)	235,776	214,963
Inventories (Note 2)	117,724	103,947
Prepaid expenses and other assets	7,081	6,713
Current taxes receivable	—	18,523
Current deferred income taxes	1,879	2,301

Total current assets	411,254	371,050

Property, plant and equipment — at cost:
Land	9,604	9,592
Construction in progress	14,230	6,672
Buildings and improvements	47,065	47,065
Machinery and equipment	140,252	136,552
Furniture and fixtures	4,147	4,072

Total property, plant, and equipment	215,298	203,953

Accumulated depreciation and amortization	(107,104)	(100,966)

Net property, plant, and equipment	108,194	102,987

Other assets	115	120

Total assets	$519,563	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
In Thousands of Dollars, Except Share Data	2007	2006
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$26,263	$13,413
Accrued liabilities	30,937	23,772
Current deferred income taxes	—	—

Total current liabilities	57,200	37,185

Non-current deferred income taxes	9,273	9,851
Long term notes payable	98,394	98,974
Other long term liabilities	1,606	1,026

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 40,000,000; Issued shares 26,118,952 and 26,035,302	261	260
Additional paid-in capital	41,602	40,849
Treasury stock, at cost — 2,758,950 shares	(15,275)	(15,275)
Retained earnings	326,502	301,287

Total stockholders’ equity	353,090	327,121

Total liabilities and stockholders’ equity	$519,563	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands of Dollars, Except Per Share Data	2007	2006	2007	2006

Net sales	$333,635	$362,048	$594,364	$614,097
Cost of goods sold	286,073	255,195	522,058	467,871

Gross profit	47,562	106,853	72,306	146,226

Selling, general, and administrative expenses	16,835	16,733	30,415	30,172

Operating income	30,727	90,120	41,891	116,054

Net interest & other expenses	1,152	1,945	2,305	3,078

Income before income taxes	29,575	88,175	39,586	112,976

Provision for income taxes	9,865	31,116	13,436	39,780

Net income	$19,710	$57,059	$26,150	$73,196

Net income per common and common equivalent shares — basic	$0.84	$2.45	$1.12	$3.15

Weighted average common and common equivalent shares — basic	23,356	23,262	23,335	23,238

Net income per common and common equivalent shares — diluted	$0.83	$2.41	$1.10	$3.09

Weighted average common and common equivalent shares — diluted	23,712	23,719	23,703	23,709

Cash dividends declared per share	$0.02	$—	$0.04	$—

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2007	2006

OPERATING ACTIVITIES
Net income	$26,150	$73,196
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,792	5,829
Deferred income tax benefit	(156)	(2,519)
Excess tax benefits of options exercised	(44)	(751)
Other	134	49
Changes in operating assets and liabilities:
Accounts receivable	(20,873)	(106,375)
Inventory	(13,777)	(66,225)
Accounts payable and accrued liabilities	10,359	20,006
Other assets and liabilities	(546)	3,400
Current income taxes receivable/payable	28,220	4,044

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,259	(69,346)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,912)	(15,592)
Proceeds from sale of equipment	145	181
Other	5	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,762)	(15,411)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	—	83,350
Proceeds from issuance of common stock	582	794
Dividend paid	(932)	—
Excess tax benefit of options exercised	44	751

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(306)	84,895

Net increase (decrease) in cash	24,191	138
Cash at beginning of period	24,603	2,622

Cash at end of period	$48,794	$2,760

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007
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
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company's federal income tax returns for the years subsequent to December 31, 2003 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2002. The Company has no reserves for uncertain tax positions and no adjustments were required upon adoption of FIN 48. Furthermore, the Company is not aware of any anticipated transactions or tax positions in the foreseeable future that would create a need to establish a reserve for any uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$19,678	$18,259
Work-in-process	25,379	17,998
Finished goods	157,066	149,962

	202,123	186,219

Adjust to LIFO cost	(84,399)	(82,272)

	117,724	103,947

Lower of Cost or Market Adjustment	—	—

	$117,724	$103,947

LIFO pools are established and “frozen” at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

NOTE 3 — NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended	Quarter Ended
	6/30/07	6/30/06

Numerator:
Net income	$19,710	$57,059

Denominator:
Denominator for basic earnings per share — weighted average shares	23,356	23,262

Effect of dilutive securities:
Employee stock options	356	457

Denominator for diluted earnings per share — weighted average shares	23,712	23,719

The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Six Months Ended	Six Months Ended
	6/30/07	6/30/06

Numerator:
Net income	$26,150	$73,196

Denominator:
Denominator for basic earnings per share — weighted average shares	23,335	23,238

Effect of dilutive securities:
Employee stock options	368	471

Denominator for diluted earnings per share — weighted average shares	23,703	23,709

NOTE 4 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the primary obligor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2007, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $1.6 million to account for the fair value of the interest rate swap.
On September 28, 2006, the Company, through its agent bank, entered into a second Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby the Company issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of June 30, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At June 30, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior

Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
Effective June 30, 2007, the Company consummated a reorganization in order to simplify its corporate structure and become an operating company. As a part of the reorganization, the Company became the primary obligor of the indebtedness under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. The Company entered into amendments to each of such agreements and issued new notes to the banks, the 2004 Purchasers and the 2006 Purchasers.
NOTE 5 — STOCK REPURCHASE AUTHORIZATION
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
NOTE 6 — CONTINGENCIES
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2007 and 2006. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Effective June 30, 2007, the Company consummated a reorganization in order to merge the operations of its indirectly wholly-owned subsidiary, Encore Wire Limited, a Texas limited partnership, into the Company and reorganize the Company as an operating company. The reorganization simplified the Company’s corporate structure and was accomplished by a series of tax-free merger transactions. As a part of the reorganization, the Company became the primary obligor of the indebtedness under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement referred to in “Liquidity and Capital Resources”, below. The Company entered into amendments to each of such agreements and issued new notes to the banks and note holders.
Results of Operations
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
Net sales for the second quarter of 2007 amounted to $333.6 million compared with net sales of $362.0 million for the second quarter of 2006. This dollar decrease was primarily the result of a 13.6% decrease in the average price of wire sold, partially offset by a 6.7% increase in unit volume of wire shipped measured in pounds of copper contained in the wire sold. The average cost per pound of raw copper purchased increased 6.6% in the second quarter of 2007 compared to the second quarter of 2006. These factors resulted in decreased gross margins in the second quarter of 2007 versus the second quarter of 2006. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $286.1 million, or 85.7% of net sales, in the second quarter of 2007, compared to $255.2 million, or 70.5% of net sales, in the second quarter of 2006. Gross profit decreased to $47.6 million, or 14.3% of net sales, in the second quarter of 2007 versus $106.9 million, or 29.5% of net sales, in the second quarter of 2006. The decreased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that decreased the spread between the selling price of copper wire and the purchase cost of raw copper. Management believes that margins were driven lower partially due to the slowdown in residential construction in the United States, which spawned price-cutting by certain competitors.

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
As a result of increasing copper costs, partially offset by a decrease in the amount of inventory on hand during the second quarter 2007, a LIFO adjustment was recorded, increasing cost of sales by $24.5 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the second quarter of 2007 were $14.2 million, or 4.3% of net sales, compared to $14.2 million, or 3.9% of net sales, for the second quarter of 2006. The percentage increase was due to the increase in freight costs as a percentage of net sales, driven by the decrease in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses were virtually flat at $2.6 million and 0.8% of net sales, in the second quarter of 2007 compared to $2.5 million, or 0.7% of net sales, in the second quarter of 2006. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $30,000 and $45,000 in the second quarter of 2007 and 2006, respectively.
Net interest and other income and expense were $1.2 million in the second quarter of 2007 compared to $1.9 million in the second quarter of 2006. The decrease was due primarily to lower average debt balances during the second quarter of 2007 than during the comparable period in 2006. Taxes were accrued at an effective rate of 33.4% in the second quarter of 2007 consistent with the Company’s estimated liabilities. This rate declined from 35.3% in the second quarter of 2006 primarily due to benefits realized from the Jobs Creation Act which lowers federal tax rates for domestic manufacturing companies.
As a result of the foregoing factors, the Company’s net income decreased to $19.7 million in the second quarter of 2007 from $57.1 million in the second quarter of 2006.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
Net sales for the first six months of 2007 amounted to $594.4 million compared with net sales of $614.1 million for the first half of 2006. This dollar decrease was primarily the result of a 2.0% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire, coupled with a 1.2% decrease in the average price of wire sold.

The average cost per pound of raw copper purchased increased 15.1% in the first six months of 2007 compared to the first six months of 2006, driving gross margins down as discussed in the quarterly analysis above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $522.1 million in the first six months of 2007, compared to $467.9 million in the first six months of 2006. Gross profit decreased to $72.3 million, or 12.2% of net sales, in the first six months of 2007 versus $146.2 million, or 23.8% of net sales, in the first six months of 2006. The decreased gross profit and gross margin percentages were primarily the result of the margin erosion in 2007 versus 2006 as discussed above.
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly entry to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, in pound quantities, as of the end of each reporting period. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period.
As a result of increasing copper costs and a slightly increased amount of inventory on hand during the first six months of 2007, a LIFO adjustment was recorded increasing cost of sales by $2.1 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2007 were virtually flat at $25.5 million, or 4.3% of net sales, compared to $25.5 million, or 4.1% of net sales, in the same period of 2006. General and administrative expenses increased marginally to $4.9 million, or 0.8% of net sales, in the first six months of 2007 compared to $4.6 million, or 0.8% of net sales, in the same period of 2006. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $60,000 and $90,000 in the first six months of 2007 and 2006, respectively.
Net interest expense was $2.3 million in the first six months of 2007 compared to $3.1 million in the first half of 2006. The decrease was due primarily to lower average debt balances during the first half of 2007 than during the comparable period in 2006.
As a result of the foregoing factors, the Company’s net income decreased to $26.1 million in the first half of 2007 from $73.2 million in the first half of 2006.

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the primary obligor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2007, as computed under the Financing Agreement, as amended, was $200,000,000.
The Company, through its’ agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of June 30, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $1.6 million to account for the fair value of the interest rate swap.
On September 28, 2006, the Company, through its agent bank, entered into a second Note Purchase Agreement (the “2006 Note Purchase Agreement”) with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby the Company issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate

Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of June 30, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At June 30, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $36.3 million in the first six months of 2007 compared to $69.3 million of cash used by operations in the first six months of 2006. The increase in cash provided by operations resulted primarily from the much smaller increase in accounts receivable of $20.9 million in the first six months of 2007 versus an increase of $106.4 million in 2006 along with an increase in inventory of $13.8 million in 2007 versus an increase of $66.2 million in 2006, offset by the $47.0 million decrease in net income in the first six months of 2007 versus the first six months of 2006. The large increases in accounts receivable and inventory in 2006 were primarily the result of the significant increases in copper prices in 2006 versus 2005. In 2006, copper prices increased the dollar value of inventory on hand and drove the sales prices for copper building wire higher resulting in the increased accounts receivable balance. Net income decreased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities decreased to $11.8 million in the first six months of 2007 from $15.4 million in the first six months of 2006. In 2006, the funds were used primarily to construct the new 160,000 square foot armored cable plant and to purchase manufacturing equipment for the new plant. In 2007, the funds were primarily used to construct a new office building. The $306 thousand used in and the $84.9 million of cash provided by financing activities in the first six months of 2007 and 2006, respectively, were a result of the Company’s decrease in 2007 and increase in 2006 of the outstanding bank revolving debt, which is used primarily to fund the Company’s working capital requirements as discussed above.
During the remainder of 2007, the Company expects its capital expenditures will consist primarily of the completion of the new office building as well as additional plant and equipment for its building wire operations. The total capital expenditures for all of 2007 associated with these projects are currently estimated to be in the $20.0 to $23.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2007.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 8, 2007	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 8, 2007	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options there under.

10.3	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.5	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.6	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders.

Exhibit
Number	Description
10.7	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007.

10.9	Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great- West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.10	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2007 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2007 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.