Form 10-Q
period 2007-09-30
ENCORE WIRE CORP /DE/
filed 2007-11-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2274963
(State of Incorporation)	(I.R.S. employer identification number)

1329 Millwood Road
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2007: 23,365,002

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash	$59,243	$24,603
Accounts receivable (net of allowance of $995 and $884)	246,502	214,963
Inventories (Note 2)	89,286	103,947
Prepaid expenses and other assets	1,514	6,713
Current taxes receivable	10,909	18,523
Current deferred income taxes	—	2,301

Total current assets	407,454	371,050

Property, plant and equipment – at cost:
Land	10,792	9,592
Construction in progress	19,921	6,672
Buildings and improvements	47,065	47,065
Machinery and equipment	142,622	136,552
Furniture and fixtures	4,155	4,072

Total property, plant, and equipment	224,555	203,953

Accumulated depreciation and amortization	(110,076)	(100,966)

Net property, plant, and equipment	114,479	102,987

Other assets	120	120

Total assets	$522,053	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2007	2006
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$24,951	$13,413
Accrued liabilities	23,772	23,772
Current deferred income taxes	5,774	—

Total current liabilities	54,497	37,185

Non-current deferred income taxes	9,031	9,851
Long term notes payable	99,676	98,974
Other long term liabilities	324	1,026

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares - 40,000,000; Issued shares 26,123,952 and 26,035,302	261	260
Additional paid-in capital	41,749	40,849
Treasury stock, at cost - 2,758,950 shares	(15,275)	(15,275)
Retained earnings	331,790	301,287

Total stockholders’ equity	358,525	327,121

Total liabilities and stockholders’ equity	$522,053	$474,157

Note:	The consolidated balance sheet at December 31, 2006, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2007	2006	2007	2006

Net sales	$308,481	$372,915	$902,845	$987,011
Cost of goods sold	282,962	298,649	805,020	766,520

Gross profit	25,519	74,266	97,825	220,491

Selling, general, and administrative expenses	15,324	16,589	45,739	46,760

Operating income	10,195	57,677	52,086	173,731

Net interest & other expenses	922	2,530	3,227	5,608

Income before income taxes	9,273	55,147	48,859	168,123

Provision for income taxes	3,518	19,386	16,955	59,166

Net income	$5,755	$35,761	$31,904	$108,957

Net income per common and common equivalent shares – basic	$0.25	$1.54	$1.37	$4.69

Weighted average common and common equivalent shares – basic	23,362	23,267	23,344	23,248

Net income per common and common equivalent shares - diluted	$0.24	$1.51	$1.35	$4.60

Weighted average common and common equivalent shares - diluted	23,708	23,680	23,706	23,666

Cash dividends declared per share	$0.02	$—	$0.06	$—

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2007	2006

OPERATING ACTIVITIES
Net income	$31,904	$108,957
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	10,252	9,052
Deferred income tax liability (benefit)	7,255	(3,864)
Excess tax benefits of options exercised	(95)	(768)
Other	199	476
Changes in operating assets and liabilities:
Accounts receivable	(31,644)	(127,283)
Inventory	14,661	(46,391)
Other assets and liabilities	4,926	(5,279)
Accounts payable and accrued liabilities	11,536	18,627
Current income taxes receivable/payable	7,709	(17,379)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	56,703	(63,852)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,594)	(19,351)
Proceeds from sale of equipment	207	225
Other	6	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,381)	(19,126)

FINANCING ACTIVITIES
Borrowings (repayments) under notes payable	—	113,800
Deferred financing fees	—	(152)
Proceeds from issuance of common stock	622	623
Dividend paid	(1,399)	—
Excess tax benefit of options exercised	95	768

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(682)	115,039

Net increase (decrease) in cash	34,640	32,061
Cash at beginning of period	24,603	2,622

Cash at end of period	$59,243	$34,683

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$22,149	$18,259
Work-in-process	18,615	17,998
Finished goods	129,018	149,962

	169,782	186,219

Adjust to LIFO cost	(80,496)	(82,272)

	89,286	103,947

Lower of Cost or Market Adjustment	—	—

	$89,286	$103,947

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
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended	Quarter Ended
	9/30/07	9/30/06

Numerator:
Net income	$5,755	$35,761

Denominator:
Denominator for basic earnings per share – weighted average shares	23,362	23,267

Effect of dilutive securities:
Employee stock options	346	413

Denominator for diluted earnings per share – weighted average shares	23,708	23,680

The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	9/30/07	9/30/06

Numerator:
Net income	$31,904	$108,957

Denominator:
Denominator for basic earnings per share – weighted average shares	23,344	23,248

Effect of dilutive securities:
Employee stock options	362	418

Denominator for diluted earnings per share – weighted average shares	23,706	23,666

NOTE 4 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the primary obligor of the indebtedness under the Financing Agreement. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2007, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2007, the balance borrowed and outstanding under the Financing Agreement was zero.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $324,000 to account for the fair value of the interest rate swap.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the

2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At September 30, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
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
NOTE 5 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2005, 2006 or the first nine months of 2007.
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
The Company’s operating results in any given time period are driven by several key factors, including, the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 82.3%, 76.8% and 73.0% of the Company’s cost of goods sold during fiscal 2006, 2005 and 2004, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2007 and 2006. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Results of Operations
Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
Net sales for the third quarter of 2007 amounted to $308.5 million compared with net sales of $372.9 million for the third quarter of 2006. This dollar decrease was primarily the result of a 16.4% decrease in the average price of wire sold, and a 1.2% decrease in unit volume of wire shipped measured in pounds of copper contained in the wire sold. In contrast, the average cost per pound of raw copper purchased decreased only 2.9% in the third quarter of 2007 compared to the third quarter of 2006. These factors resulted in decreased gross margins in the third quarter of 2007 versus the third quarter of 2006. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $283.0 million, but rose to 91.7% of net sales, in the third quarter of 2007, compared to $298.6 million, or 80.1% of net sales, in the third quarter of 2006. Gross profit decreased to $25.5 million, or 8.3% of net sales, in the third quarter of 2007 versus $74.3 million, or 19.9% of net sales, in the third quarter of 2006. The decreased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that decreased the spread between the selling price of copper wire and the purchase cost of raw copper. Management believes that margins were driven lower partially due to the slowdown in residential construction in the United States, which spawned price-cutting by certain competitors.

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
As a result of stable copper costs, and a decrease in the amount of inventory on hand during the third quarter of 2007, a LIFO adjustment was recorded, decreasing cost of sales by $3.9 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the third quarter of 2007 were $13.0 million, or 4.2% of net sales, compared to $14.7 million, or 3.9% of net sales, for the third quarter of 2006. The slight percentage increase was due to the increase in freight costs as a percentage of net sales, driven by the decrease in sales dollars discussed above. Freight costs increased on a per pound basis, however, primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $2.3 million, or 0.8% of net sales, in the third quarter of 2007 compared to $1.8 million, or 0.5% of net sales, in the third quarter of 2006. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $45,000 in the third quarter of 2007 and 2006.
Net interest and other income and expense were $921,000 in the third quarter of 2007 compared to $2.5 million in the third quarter of 2006. The decrease was due primarily to lower average debt balances during the third quarter of 2007 than during the comparable period in 2006. Taxes were accrued at an effective rate of 37.9% in the third quarter of 2007 consistent with the Company’s estimated liabilities. This rate increased from 35.2% in the third quarter of 2006 primarily due to benefits deferred from the Jobs Creation Act, which lowers federal tax rates for domestic manufacturing companies. This Jobs Creation Act benefit was lowered in the third quarter of 2007 due to the Company taking a large deferred tax benefit in the quarterly tax LIFO calculations, thereby reducing the amount of income subject to the credit.
As a result of the foregoing factors, the Company’s net income decreased to $5.8 million in the third quarter of 2007 from $35.8 million in the third quarter of 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
Net sales for the first nine months of 2007 amounted to $902.8 million compared with net sales of $987.0 million for the first nine months of 2006. This dollar decrease was primarily the result of a 6.7% decrease in the average price of wire sold coupled with a 1.7% decrease in the unit volume of wire sold measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased, however, increased 5.7% in the first nine months of 2007 compared to the first nine months of 2006, driving gross margins down as discussed in the quarterly analysis above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $805.0 million in the first nine months of 2007, compared to $766.5 million in the first nine months of 2006. Gross profit decreased to $97.8 million, or 10.8% of net sales, in the first nine months of 2007 versus $220.5 million, or 22.3% of net sales, in the first nine months of 2006. The decreased gross profit and gross margin percentages were primarily the result of the margin erosion in 2007 versus 2006 as discussed above.
As a result of increasing copper costs and a decreased amount of inventory on hand during the first nine months of 2007, a LIFO adjustment was recorded decreasing cost of sales by $1.8 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record a LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2007 decreased to $38.4 million, increasing slightly in percentage terms to 4.3% of net sales, compared to $40.2 million, or 4.1% of net sales, in the same period of 2006. General and administrative expenses increased to $7.2 million, or 0.8% of net sales, in the first nine months of 2007 compared to $6.4 million, or 0.7% of net sales, in the same period of 2006. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $105,000 and $135,000 in the first nine months of 2007 and 2006, respectively.
Net interest expense was $3.2 million in the first nine months of 2007 compared to $5.6 million in the first nine months of 2006. The decrease was due primarily to lower average debt balances during the first nine months of 2007 than during the comparable period in 2006.
As a result of the foregoing factors, the Company’s net income decreased to $31.9 million in the first nine months of 2007 from $109.0 million in the first nine months of 2006.
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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Company is the primary obligor of the indebtedness under the Financing Agreement as a result of the reorganization transaction effected by the Company effective June 30, 2007. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2007, as computed under the Financing Agreement, as amended, was $200,000,000.
The Company, through its’ agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company is also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. As of September 30, 2007, the Company recorded a liability and a corresponding unrealized reduction to notes payable on the balance sheet of $324,000 to account for the fair value of the interest rate swap.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of September 30, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the

2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At September 30, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $56.7 million in the first nine months of 2007 compared to $63.9 million of cash used by operations in the first nine months of 2006. The increase in cash provided by operations resulted primarily from the much smaller increase in accounts receivable of $31.6 million in the first nine months of 2007 versus an increase of $127.3 million in 2006 along with a decrease in inventory of $14.7 million in 2007 versus an increase of $46.4 million in 2006, offset by the $77.1 million decrease in net income in the first nine months of 2007 versus the first nine months of 2006. The large increases in accounts receivable and inventory in 2006 were primarily the result of the significant increases in copper prices in 2006 versus 2005. In 2006, copper prices increased the dollar value of inventory on hand and drove the sales prices for copper building wire higher resulting in the increased accounts receivable balance. Net income decreased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities increased to $21.4 million in the first nine months of 2007 from $19.1 million in the first nine months of 2006. In 2006, the funds were used primarily to construct the new 160,000 square foot armored cable plant and to purchase manufacturing equipment for the new plant. In 2007, the funds were primarily used to construct a new office building. The $682,000 used in and the $115.0 million of cash provided by financing activities in the first nine months of 2007 and 2006, respectively, were a result of the Company’s decrease in 2007 and increase in 2006 of the outstanding bank revolving debt, which is used primarily to fund the Company’s working capital requirements as discussed above.
During the remainder of 2007, the Company expects its capital expenditures will consist primarily of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2007 associated with these projects are currently estimated to be in the $25.0 to $28.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of sales increases and may be impacted by the price of copper and other factors. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program
On November 10, 2006, the Board of Directors of the Company approved a new stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2005, 2006 or the first nine moths of 2007.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2007	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 2, 2007	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.2*	1989 Stock Option Plan, as amended and restated (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-38729), and incorporated herein by reference), terminated except with respect to outstanding options thereunder.

10.3	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.5	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.6	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank,

Exhibit
Number	Description

National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.7	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.9	Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.10	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 2, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 2, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of

Exhibit
Number	Description

Encore Wire Corporation, dated November 2, 2007 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 2, 2007 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.