Form 10-K
period 2007-12-31
ENCORE WIRE CORP /DE/
filed 2008-03-07
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 020278
ENCORE WIRE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of incorporation) 1329 Millwood Road McKinney, Texas (Address of principal executive offices)	75-2274963 (I.R.S. Employer Identification No.) 75069 (Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market

(Title of class)	(Name of exchange on which registered)
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
          Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $507,833,405 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers and 10% or greater stockholders was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose). Number of shares of Common Stock outstanding as of March 6, 2008: 23,166,131
Documents incorporated by reference
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)	Proxy statement for the 2008 annual meeting of stockholders — Part III

ii

PART I
ITEM 1. BUSINESS
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1329 Millwood Road, McKinney, Texas 75069. The Company’s telephone number is (972) 562-9473. As used in this Annual Report, unless otherwise required by the context, the terms “Company” and “Encore” refer to Encore Wire Corporation and its consolidated entities.
Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of both residential wire for interior electrical wiring in homes, apartments and manufactured housing, and commercial wire for electrical distribution in commercial and industrial buildings.
The principal customers for Encore’s wire are wholesale electrical distributors, who sell electric building wire and a variety of other products to electrical contractors. The Company sells its products primarily through manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.
Encore’s strategy is to further expand its share of the markets for building wire primarily by emphasizing a high level of customer service and low-cost production and the addition of new products that compliment its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and an incentivized work force.
Strategy
Encore’s strategy for expanding its share of the building wire markets emphasizes customer service and product innovations coupled with low-cost production.
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

The Company maintains approximately 6,000 stock-keeping units (“SKUs”) of building wire. The principal basis for differentiation among SKUs are product diameter, insulation, color and packaging.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with or without an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from residential buildings. UF-B cable is composed of two or three PVC insulated copper wire conductors, with or without an un-insulated ground wire, all jacketed in PVC.
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
The manufacturing process for the Company’s products involves up to seven steps: casting, drawing, stranding, compounding, insulating, jacketing and armoring.
Casting. Rod is produced by melting sheets of copper cathode and copper scrap, casting the molten copper into a bar and rolling the hot copper bar into a 5/16 inch copper rod to be drawn into copper wire.
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
Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an un-insulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap.
Armoring. Armoring is the process of covering two or more insulated conductor wires, with or without an un-insulated ground wire, with a spiral interlocking cover of aluminum or steel to form a finished product.
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

Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. The Company sells its products to at least 57% of the top 200 wholesale electrical distributors (by volume) in the United States according to information reported in the June 2007 issue of Electrical Wholesaling magazine. It should be noted, however, that this list is fairly broad in scope and includes distributors who do not sell copper electric building wire. No customer accounted for more than ten percent of net sales in 2007.
Encore believes that the speed and completeness with which it fills customers’ orders is crucial to its ability to expand the market share for its products. The Company also believes that, in order to reduce costs, many customers do not maintain substantial inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers’ prompt delivery requirements.
Marketing and Distribution
Encore markets its products throughout the United States primarily through independent manufacturers’ representatives and, to a lesser extent, through its own direct marketing efforts.
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2007, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience in 2007, 2006 and 2005 was 0.003%, 0.0% and 0.03% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2007, Encore had 762 employees, 658 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
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
The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes. The Company also reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2007, the copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During 2007, this facility produced virtually all of the Company’s PVC requirements.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacturer and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire and Cable Co., Inc., United Copper Industries and AFC Cable Systems, Inc.
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
Intellectual Property Matters
The Company owns the following federally registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,528,340 for the mark “NONLEDEX”; U.S. Registration Number 1,900,498 for the ENCORE WIRE LOGO design mark; and U.S. Registration Number 2,263,692 for the mark “HANDY MAN’S CHOICE”. The current terms of trademark protection for these marks will expire on various dates between 2009 and 2015, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. The Company also owns one pending application for the mark “SUPER SLICK”, Application Number 77/252.066. The application was filed on August 10, 2007 and was published for opposition on February 12, 2008. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
Internet Address/SEC Filings
The Company’s Internet address is http://www.encorewire.com. Under the “Investor Relations-Corporate Governance” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, director and officer reports under Section 16 and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.
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

Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 86.5% and 82.3% of its costs of goods sold during 2007 and 2006, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industries, which are the end users of the Company’s products, are cyclical and are affected by a number of factors including changes in interest rates, the general condition of the economy and market demand. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend in 2007 which has adversely affected our business as further described herein. There can be no assurance that future downturns in the residential, commercial or industrial construction industries will not have a material adverse effect on the Company.
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
Patent and Intellectual Property Disputes
Disagreements about patents and intellectual property rights occur in the wire and cable industry. The unfavorable resolution of a patent or intellectual property dispute could preclude the Company from manufacturing and selling certain products or could require the Company to pay a royalty on the sale of certain products. Patent and intellectual property disputes could also result in substantial legal fees and other costs.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 121 acres and consist of buildings containing approximately 1,374,000 square feet of floor space, of which approximately 79,000 square feet is used for office space and 1,295,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of March 7, 2008, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	44	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	51	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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

	High	Low
2007
First Quarter	$27.45	$21.16
Second Quarter	30.99	24.64
Third Quarter	31.92	22.25
Fourth Quarter	26.93	15.50

2006
First Quarter	$36.50	$23.99
Second Quarter	46.56	28.86
Third Quarter	39.75	30.50
Fourth Quarter	36.84	21.87
As of March 6, 2008, there were 61 record holders of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and continued paying quarterly dividends of two cents per share all four quarters for a total of eight cents per share in 2007. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business. The Company repurchased 124,400 shares of its common stock during the year ended December 31, 2007. For further information see Note 8 of the Consolidated Financial Statements under “Item 8, Financial Statements and Supplementary Data.”
Issuer Purchases of Equity Securities

			(c)	(d)
			Total number of	Maximum number
			shares purchased	of shares that may yet
	(a)	(b)	as part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
October 1, 2007 – October 31, 2007	0	N/A	0	1,000,000

November 1, 2007 – November 30, 2007	10,000	$20.12	10,000	990,000

December 1, 2007 – December 31, 2007	114,400	$16.08	114,400	875,600

Total	124,400	$16.40	124,400	875,600

Note:	On November 10, 2006, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007, at the discretion of the President. On November 7, 2007, the Company repurchased 10,000 shares. The Company’s Board of Directors authorized an extension of this share repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. Such shares were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2007.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	504,476	$9.21	298,300

Equity compensation plans not approved by security holders	0	0	0

TOTAL	504,476	$9.21	298,300

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
The Company believes that although the companies included in the Peer Group engage in activities beyond the Company’s building wire line of business, they reasonably reflect the Company’s peers in the wire and cable industry.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, PEER GROUP AND CRSP TOTAL RETURN INDEX
FOR THE NASDAQ STOCK MARKET
(U.S.)

(1)	Consists of the following companies, with each company being added to the index on its first date of public trading, as indicated: General Cable Corporation (5/16/97), Belden CDT Inc. (9/30/93) and Superior Essex Inc. (10/11/96). These are the same companies that were used in the Total Return Index last year.

(2)	Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on 12/31/2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Income Data:

Net sales	$1,184,786	$1,249,330	$758,089	$603,225	$384,750

Cost of goods sold	1,073,451	1,005,037	632,842	506,819	328,887

Gross profit	111,335	244,293	125,247	96,406	55,863

Selling, general and administrative expenses	60,400	59,793	46,335	42,218	31,090

Operating income	50,935	184,500	78,912	54,188	24,773

Other income (expense):

Interest and other income (expense)	1,709	(74)	(7)	473	113

Interest expense	(5,834)	(7,686)	(3,929)	(2,857)	(2,423)

Income before income taxes	46,810	176,740	74,976	51,804	22,463

Income tax expense	16,014	61,607	24,898	18,444	8,087

Net income	$30,796	$115,133	$50,078	$33,360	$14,376

Net income per common and common equivalent shares — basic	$1.32	$4.95	$2.17	$1.45	$0.63

Net income per common and common equivalent shares — diluted	$1.30	$4.86	$2.13	$1.42	$0.63

Weighted average common and common equivalent shares — basic	23,342	23,254	23,117	23,018	22,682

Weighted average common and common equivalent shares — diluted	23,690	23,674	23,537	23,528	22,924

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:

Working capital	$346,910	$333,865	$199,113	$132,682	$106,257

Total assets	513,912	474,157	348,476	251,515	225,299

Long-term debt, net of current portion	100,910	98,974	70,438	49,836	53,425

Stockholders’ equity	354,969	327,121	210,535	159,544	121,776

Dividends paid	1,867	—	—	—	—

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
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to $1.185 billion in net sales in 2007. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales only where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend in 2007. Nationally, commercial construction has been strong for the last three years but according to various industry forecasts the future is unclear for the next few years. Data on remodeling is not as readily available, however remodeling activity can trend up when new construction slows down.
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
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.5%, 82.3%, 76.8%, 73.0%, and 67.1% of the Company’s cost of goods sold during fiscal 2007, 2006, 2005, 2004, and 2003, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The price of copper rose gradually in 2003 and then accelerated its rise in the fourth quarter of 2003. In 2004, copper prices trended upward in the first quarter and then traded in a range during the remainder of 2004. In 2005, copper prices rose slowly and steadily through the first half of the year and then more rapidly in the second half of the year. In 2006, copper prices rose quickly from January through May and then slowly descended throughout the rest of the year. In 2007, copper prices began the year at what proved to be a low point and then moved upward and traded in a fairly wide range during the year with significant volatility. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	78.4	66.2	64.2
Other raw materials	6.3	5.0	8.3
Depreciation	1.1	.9	1.5
Labor and overhead	5.4	4.6	6.6
LIFO adjustment	(.6)	3.7	2.9
Lower cost or market adjustment	0.0	0.0	0.0

	90.6	80.4	83.5

Gross profit	9.4	19.6	16.5
Selling, general and administrative expenses	5.1	4.8	6.1

Operating income	4.3	14.8	10.4
Other (income) expense, net	0.3	0.7	0.5

Income before income taxes	4.0	14.1	9.9
Income tax expense	1.4	4.9	3.3

Net income	2.6%	9.2%	6.6%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2007, 2006 and 2005. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.185 billion in 2007, compared to $1.249 billion in 2006 and $758.1 million in 2005. The 5% decrease in net sales in 2007 versus 2006 was primarily the result of a 6% decrease in the average selling price of product sold along with a change in the mix of product sold offset slightly by a 1% increase in the volume of copper pounds of product sold. The average price of copper purchased, however, increased by 5%. This increased cost of copper and decreased price of wire sold compressed the spread between the sales price of wire and the price of raw copper, affecting margins adversely. Margins were low throughout most of 2007, with the second quarter being the only quarter in which the Company experienced a significant increase in margins and earnings. Margins were at their lowest in the fourth quarter, during which copper prices were volatile and price cutting by competitors was rampant.
The 65% increase in net sales in 2006 versus 2005 was primarily the result of a 73% increase in the average selling price of product sold along with a change in the mix of product sold offsetting a 4.5% decrease in the volume of copper pounds of product sold. The large increases in average price in 2006 and 2005 were primarily driven by the increase in raw copper prices. Changes in the mix of product sold also impacted the average prices to a lesser extent. Sales volume increases are generally due to several factors, including increased customer acceptance and product availability. Also in 2006 and 2005, the Company realized an increase in the spread between the sales price of wire and the price of raw copper for the years as a whole, although the quarterly spreads varied widely. Margins were low early in 2005, and then rebounded sharply in the second half of 2005 resulting in higher spreads, particularly in the fourth quarter of 2005. Margins during 2006 were volatile. The first quarter of 2006 had lower spreads. However, during the second quarter as copper ran to a record high COMEX price of $4.07 on May 23, 2006, spreads rose to a record high. Margins and spreads slowly declined in the third quarter and then accelerated their decline in the fourth quarter of 2006.
Cost of goods sold was $1.073 billion in 2007, compared to $1.005 billion in 2006 and $632.8 million in 2005. Copper costs increased to $929.0 million in 2007 from $826.8 million in 2006 and $486.1 million in 2005. Copper costs as a percentage of net sales increased to 78.4% in 2007 from 66.2% in 2006 and 64.2% in 2005. The increase as a percentage of net sales was due to copper costs increasing more than other costs and more than the price of copper wire sold, in percentage terms as discussed above. Other raw material costs as a percentage of net sales were 6.3%, 5.0% and 8.3%, in 2007, 2006, and 2005, respectively. The increase in 2007 is due primarily to the decrease in average sales prices for the Company’s products as discussed above, along with an increase in plastic prices driven by higher oil prices. The decrease in 2006 is due primarily to the Company’s cost of other raw materials per pound of copper sold increasing less than the price of copper wire sold. Depreciation, labor and overhead costs as a percentage of net sales were 6.5% in 2007, compared to 5.5% in 2006 and 8.1% in 2005. The percentage increase in 2007 was due to the lower production volumes and decrease in unit inventory at year-end, coupled with slightly higher overhead costs during the year. The percentage decrease in 2006 was due to these costs containing significant fixed components versus the elastic nature of the price of copper wire sold.
Inventories consist of the following at December 31 (in thousands):

	2007	2006	2005
Raw materials	$28,190	$18,259	$11,288
Work-in-process	14,919	17,998	8,428
Finished goods	113,756	149,962	84,665

	156,865	186,219	104,381
Adjust to LIFO cost	(74,852)	(82,272)	(36,449)
Lower of cost or market adjustment	—	—	—

	$82,013	$103,947	$67,932

Copper prices began 2007 at a relative low point in the first quarter and then trended upward significantly in the second quarter, trading in a fairly wide range during the year with significant volatility from month to month. The 2007 year-end price of copper was slightly below the 2006 year-end price. The unit volume of inventory on-hand also decreased in 2007. These factors resulted in the 2007 year-end inventory value of all inventories using the LIFO method being $74.9 million less than the FIFO value, $7.4 million less than at the end of 2006. This resulted in a corresponding decrease of $7.4 million in cost of goods sold for the year.
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
Gross profit decreased to $111.3 million, or 9.4% of net sales in 2007 from $244.3 million, or 19.6% of net sales in 2006 and from $125.2 million or 16.5% of net sales in 2005. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $51.1 million in 2007, $51.2 million in 2006 and $38.5 million in 2005. As a percentage of net sales, selling expenses increased slightly to 4.3% in 2007, versus 4.1% in 2006 and 5.1% in 2005. 2007 was almost unchanged from 2006, while the percentage drop in 2006 was due to freight expenses dropping in relation to sales, which increased dramatically in 2006. General and administrative expenses, as a percentage of net sales, were 0.8% in 2007, 0.7% in 2006 and 1.0% in 2005. 2007 was almost unchanged from 2006, while in 2006 general and administrative costs decreased as a percent of net sales due to the semi-fixed nature of many of these costs.
Interest expense decreased to $5.8 million in 2007 from $7.7 million in 2006 and $3.9 million in 2005. The decrease in 2007 was due to the lower average debt levels versus 2006, while the increase in 2006 was due to the higher average debt levels in 2006 versus 2005. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $829,000 in 2007, $657,000 in 2006 and $213,000 in 2005.
The Company’s effective tax rate was 34.2% in 2007, 34.9% in 2006 and 33.2% in 2005. The lower effective tax rate in 2005 is primarily due to the Company adjusting deferred tax liabilities by $0.8 million in the first quarter, lower overall state tax expense and realizing an approximate 1% reduction from the benefits of the American Jobs Creation Act of 2004. The Jobs Creation Act of 2004 also reduced the 2007 rate approximately 1.4% versus the 2006 rate and a cumulative 3.64% from 2004.
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
As a result of the foregoing factors, the Company’s net income was $30.8 million in 2007, $115.1 million in 2006 and $50.1 million in 2005.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$30,796	$115,133	$50,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,819	12,437	12,421
Other non-cash items	5,358	(2,113)	(3,385)
(Increase) decrease in accounts receivable, inventory and other assets	17,830	(74,087)	(96,641)
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	16,982	(37,119)	32,524

Net cash provided by (used in) operating activities	84,785	14,251	(5,003)

Investing activities:
Purchases of property, plant and equipment (net)	(28,232)	(22,112)	(16,890)

Financing activities:
Increase (decrease) in indebtedness, net	—	28,800	21,363
Issuances of common stock	622	692	512
Tax benefit of option exercise	95	805	—
Deferred financing fees	—	(455)	—
Dividend paid	(1,867)	—	—
Termination of interest rate swap	929	—	—
Purchase of treasury stock	(2,040)	—	—

Net cash provided by (used in) financing activities	(2,261)	29,842	21,875

Net increase (decrease) in cash	$54,292	$21,981	$(18)

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction effective June 30, 2007. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2007, as computed under the Financing Agreement, as amended, was $200,000,000.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain will be amortized into earnings over the remaining term of the associated long term notes payable.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At December 31, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
On November 10, 2006, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2005 or 2006. This stock repurchase plan replaced the prior stock repurchase plan. On November 28, 2007, the Board of Directors authorized an extension of the stock repurchase plan through December 31, 2008 for the remaining 990,000 shares. The Company repurchased 124,400 shares of its stock in 2007, all during the fourth quarter.
Cash provided by operations was $84.8 million in 2007 compared to cash provided by operations of $14.3 million in 2006 and cash used in operations of $5.0 million in 2005. The increase in cash provided by operations of $70.5 million in 2007 versus 2006 was due primarily to the $48.2 million positive change in accounts receivable, a $58.0 million positive change in inventory and a $46.1 million positive change in current income taxes payable. These positive cash flows were offset by the $84.3 million negative change in net income in 2007 versus 2006 and a $14.3 million negative change in prepaid expenses. Unlike 2006, 2007 did not see the large increases in accounts receivable and inventory balances. Receivables were virtually flat in 2007 and net inventories declined by $21.9 million during the year. The positive change in taxes is due to the fact that at the end of 2006, the Company was owed a large tax refund as explained below. At the end of 2007 the Company is owed approximately $9.8 million from various tax jurisdictions, principally the I.R.S.
The increase in cash flows provided in 2006 versus 2005 was due primarily to the $65.0 million increase in net income and a $23.5 million positive change in prepaid expenses offset by a $61.9 million negative change in taxes receivable. The taxes receivable change is due to the Company being required to make high estimated tax payments to the I.R.S. based on the record earnings trend early in 2006. The Company was owed a $17.8 million tax refund as of December 31, 2006. The decrease in cash in 2005 was due primarily to a $56.5 million increase in accounts receivable and a $28.8 million increase in inventories, offset by $16.7 million increase in net income, a $23.7 million increase in taxes payable and a $7.8 million increase in accounts payable and accrued liabilities. The increases in cash required for accounts receivable and inventories were primarily due to the rise in raw material prices during 2005 that drove sales higher as discussed above, and in the case of inventories, an increase in the quantity of inventory on hand at year-end. Increases in taxes payable and accounts payable are primarily due to timing issues at year-end.
Cash used in investing activities increased to $28.2 million in 2007 from $22.1 million in 2006 and $16.9 million in 2005. In 2007, capital expenditures were made primarily to construct a new office building and continue the armored cable expansion. During 2006 and 2005, capital expenditures were made primarily in conjunction with the building of the new armored cable plant and machinery that will be used in the manufacture of armored cable.
The cash used in financing activities of $2.3 million in 2007 was used primarily for the stock repurchase program discussed above of $2.0 million and to pay dividends of $1.9 million, offset by the $0.9 million cash received to terminate a swap agreement discussed above and $0.6 million of proceeds from the issuance of company stock related to employees exercising stock options. The cash provided by financing activities of $29.8 million in 2006 was used primarily to fund increased working capital requirements and capital expenditures as discussed above. The cash provided by financing activities of $21.9 million in 2005 was used primarily to fund capital expenditures and increased working capital requirements.
During 2008, the Company expects its capital expenditures will consist of maintaining and adding manufacturing equipment for its building wire operations. The Company also expects its working capital requirements may increase during 2008 as a result of continued increases in sales and potential increases in the price of copper. The Company believes that the cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2007.

		Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$100,000	$—	$—	$100,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	6,452	6,452	—	—	—

Total	$106,452	$6,452	$—	$100,000	$—

Note:	Amounts listed as purchase obligations consist of major raw material purchase orders and $4.3 million of capital equipment and construction orders open as of December 31, 2007.
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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. As of December 31, 2007, a $0.20 reduction in the fair market value of copper per pound would not have resulted in any lower of cost or market reserve for the year ended December 31, 2007. However, larger decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Revenue from the sale of the Company’s products is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collection is reasonably assured. A provision for payment discounts and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 at the beginning of 2007. The impact of the adoption was immaterial.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

Information Regarding Forward Looking Statements
This report contains various forward-looking statements and information that are based on management’s belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:
•	Fluctuations in the global and national economy.

•	Fluctuations in the level of activity in the construction and remodeling industries.

•	Demand for the Company’s products.

•	The impact of price competition on the Company’s margins.

•	Fluctuations in the price of copper and other key raw materials.

•	The loss of key manufacturers’ representatives who sell the Company’s product line.

•	Fluctuations in utility costs, especially electricity and natural gas.

•	Fluctuations in insurance costs of various types.

•	Weather related disasters at the Company’s and/or key vendor’s operating facilities.

•	Stock price fluctuations due to “stock market expectations.”

•	Unforeseen future legal issues and/or government regulatory changes.

•	Patent and intellectual property disputes.

•	Fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable financing.
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
Interest rate risk is attributable to the Company’s long-term debt. The Company is a party to the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. Amounts outstanding under the Financing Agreement, as amended, are payable on August 27, 2009, with interest payments due quarterly. Amounts outstanding under the $45 million 2004 Note Purchase Agreement are payable on August 27, 2011, with interest only payments due semi-annually. Amounts outstanding under the $55 million 2006 Note Purchase Agreement are payable on September 30, 2011, with interest only payments due quarterly. At December 31, 2007, the balance outstanding under the Financing Agreement was zero and the collective balance outstanding under the 2004 and 2006 Note Purchase Agreements was $100 million, and the average interest rate was 6.29%. There is inherent rollover risk for borrowings under the Financing Agreement as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Holding borrowing levels at December 31, 2007 constant, an average 1% interest rate increase in 2008 would increase interest expense by $1,000,000.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, in accounting for equity-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 6, 2008

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2007	2006

Assets
Current assets:
Cash and cash equivalents	$78,895	$24,603
Accounts receivable, net of allowance for losses of $1,003 and $884 in 2007 and 2006, respectively	216,780	214,963
Inventories	82,013	103,947
Income taxes receivable	9,784	18,523
Current deferred income taxes	—	2,301
Prepaid expenses and other	8,503	6,713

Total current assets	395,975	371,050

Property, plant and equipment — at cost:
Land and land improvements	10,837	9,592
Construction-in-progress	10,058	6,671
Buildings and improvements	61,342	47,065
Machinery and equipment	142,867	136,552
Furniture and fixtures	6,124	4,073

	231,228	203,953

Accumulated depreciation	(113,397)	(100,966)

Property, plant and equipment — net	117,831	102,987

Other assets	106	120

Total assets	$513,912	$474,157

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$22,170	$13,413
Accrued liabilities	23,162	23,772
Current deferred income taxes	3,733	—

Total current liabilities	49,065	37,185

Noncurrent deferred income taxes	8,968	9,851
Long-term notes payable	100,910	98,974
Other long-term liabilities	—	1,026

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares— 2,000,000. Issued and outstanding shares — none.
Common stock, $.01 par value: Authorized shares — 40,000,000. Issued shares — 26,123,952 in 2007 and 26,035,302 in 2006.	261	260
Additional paid-in capital	41,806	40,849
Treasury stock, at cost — 2,883,350 and 2,758,950 shares in 2007 and 2006, respectively	(17,315)	(15,275)
Retained earnings	330,217	301,287

Total stockholders’ equity	354,969	327,121

Total liabilities and stockholders’ equity	$513,912	$474,157

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
In Thousands of Dollars, Except Per Share Data	2007	2006	2005

Net sales	$1,184,786	$1,249,330	$758,089
Cost of goods sold	1,073,451	1,005,037	632,842

Gross profit	111,335	244,293	125,247

Selling, general and administrative expenses	60,400	59,793	46,335

Operating income	50,935	184,500	78,912

Other income (expense):
Interest and other income	1,709	(74)	(7)
Interest expense	(5,834)	(7,686)	(3,929)

Income before income taxes	46,810	176,740	74,976

Income tax expense	16,014	61,607	24,898

Net income	$30,796	$115,133	$50,078

Weighted average common shares — basic	23,342	23,254	23,117

Basic earnings per common share	$1.32	$4.95	$2.17

Weighted average common shares — diluted	23,690	23,674	23,537

Diluted earnings per common share	$1.30	$4.86	$2.13

Cash dividends per share	$0.08	$0.02	$—

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Treasury	Retained
In Thousands	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2004	25,863	$259	$38,019	$(15,275)	$136,541	$159,544
Net income	—	—	—	—	50,078	50,078
Proceeds from exercise of stock options	76	—	512	—	—	512
Tax benefit on exercise of stock options	—	—	401	—	—	401
Purchase of treasury stock	—	—	—	—	—	—

Balance at December 31, 2005	25,939	259	38,932	(15,275)	186,619	210,535
Net income	—	—	—	—	115,133	115,133
Proceeds from exercise of stock options	96	1	691	—	—	692
Tax benefit on exercise of stock options	—	—	805	—	—	805
Stock-based compensation	—	—	421	—	—	421
Dividend declared — $0.02 per share	—	—	—	—	(465)	(465)
Purchase of treasury stock	—	—	—	—	—	—

Balance at December 31, 2006	26,035	260	40,849	(15,275)	301,287	327,121
Net income	—	—	—	—	30,796	30,796
Proceeds from exercise of stock options	89	1	621	—	—	622
Tax benefit on exercise of stock options		—	95	—	—	95
Stock-based compensation	—	—	241	—	—	241
Dividend declared — $0.08 per share	—	—	—	—	(1,866)	(1,866)
Purchase of treasury stock	—	—	—	(2,040)	—	(2,040)

Balance at December 31, 2007	26,124	$261	$41,806	$(17,315)	$330,217	$354,969

See accompanying notes

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2007	2006	2005

Operating Activities
Net income	$30,796	$115,133	$50,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,819	12,437	12,421
Deferred income taxes	5,151	(1,948)	(3,887)
Excess tax benefits of options exercised	(95)	(805)	—
Stock-based compensation	241	421	—
Provision for bad debts	150	180	330
Other	(89)	40	171
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(50,213)	(56,508)
Inventories	21,934	(36,016)	(28,820)
Prepaid expenses and other	(2,137)	12,142	(11,312)
Trade accounts payable and accrued liabilities	8,148	138	7,832
Current income taxes payable (receivable)	8,834	(37,258)	24,692

Net cash provided by (used in) operating activities	84,785	14,251	(5,003)

Investing Activities
Purchases of property, plant and equipment	(28,491)	(22,423)	(17,233)
Other	5	(1)	—
Proceeds from sale of assets	254	312	343

Net cash used in investing activities	(28,232)	(22,112)	(16,890)

Financing Activities
Proceeds from issuance of private placement debt	—	55,000	—
Proceeds from (repayments of) long-term note payable, net	—	(26,200)	21,363
Proceeds from issuance of common stock, net	622	692	512
Excess tax benefits of options exercised	95	805	—
Deferred financing fees	—	(455)	—
Dividend paid	(1,867)	—	—
Termination of interest rate swap	929	—	—
Purchase of treasury stock	(2,040)	—	—

Net cash provided by (used in) financing activities	(2,261)	29,842	21,875

Net increase (decrease) in cash and cash equivalents	54,292	21,981	(18)
Cash and cash equivalents at beginning of year	24,603	2,622	2,640

Cash and cash equivalents at end of year	$78,895	$24,603	$2,622

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2007
1. Significant Accounting Policies
Business
The Company conducts its business in one segment – the manufacture of copper electrical wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through approximately 31 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 86.5%, 82.3%, and 76.8% of its cost of goods sold during 2007, 2006, and 2005, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $19.5 million, $18.1 million, and $18.6 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

1. Significant Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.
Concentrations of Credit Risk
The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term notes payable	$100,910	$98,916	$98,974	$98,974
Interest rate swap	—	—	1,026	1,026
The fair market value of the fixed rate debt was estimated using a discounted cash flow analysis based on market yields, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity. The fair market value of the floating rate debt approximates its carrying value.
The Company had no interest rate swaps outstanding as of December 31, 2007. See Note 4.
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

Allowance for Losses Progression (In Thousands of Dollars)	2007	2006	2005
Beginning balance January 1	$884	$690	$577
(Write offs) of bad debts, net of collections of previous write offs	(31)	14	(217)
Bad debt provision	150	180	330

Ending balance at December 31	$1,003	$884	$690

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company’s cash equivalents consisted of investments in a money market fund with a bank.
Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Depreciation of property, plant and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 39 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 3 to 15 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.

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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes SFAS 123 and APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the modified-prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, compensation expense previously measured under SFAS 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period, net of forfeitures. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the related service period of the employee receiving the award.
The adoption of SFAS 123R reduced pre-tax income by $420,524, reduced net income by $273,340, and did not appreciably impact basic and diluted earnings per common share for the year ended December 31, 2006. The Company also recognized $805,244 of excess tax benefits on stock based compensation which have been included in cash flows from financing activities upon adoption of SFAS 123R.
The following table illustrates the pro forma effect on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands, except for earnings per common share information):

Year ended December 31,
In Thousands of Dollars, Except Share Data	2005

Net income, as reported	$50,078

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	301

Pro forma net income	$49,777

Earnings per share;

Basic, as reported	$2.17
Basic, pro forma	2.15
Diluted, as reported	2.13
Diluted, pro forma	2.11
Earnings Per Share
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock options, which are common stock equivalents, are calculated using the treasury stock method.

1. Significant Accounting Policies (continued)
Income Taxes
Income taxes are provided for based on the liability method, resulting in deferred income tax assets and liabilities arising due to temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented.
2. Inventories
Inventories consist of the following as of December 31:

In Thousands of Dollars	2007	2006

Raw materials	$28,190	$18,259
Work-in-process	14,919	17,998
Finished goods	113,756	149,962

	156,865	186,219
Adjust to LIFO cost	(74,852)	(82,272)
Lower of cost or market adjustment	—	—

	$82,013	$103,947

During 2007, the Company liquidated a portion of the LIFO inventory layer established in 2006. As a result, under the LIFO method, this inventory layer was liquidated at historical costs, that were less than current costs, which favorably impacted net income for the full year by $454,000. During 2006 and 2005, there were no liquidations of LIFO inventory quantities.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2007	2006

Sales volume discounts payable	$15,590	$14,821
Property taxes payable	1,940	2,041
Commissions payable	2,317	2,090
Accrued salaries	2,377	2,868
Other accrued liabilities	938	1,952

	$23,162	$23,772

4. Long-Term Notes Payable
Long-term notes payable consist of the following as of December 31:

In Thousands of Dollars	2007	2006

5.27% Senior Notes due 2011	$45,000	$45,000
Floating Rate Senior Notes due 2011	55,000	55,000
Unrecognized gain on swap termination	910	—
Fair value of interest rate swap	—	(1,026)

	$100,910	$98,974

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2007, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2007, the balance borrowed and outstanding under the Financing Agreement was zero.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain will be amortized into earnings over the remaining term of the associated long term notes payable.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of December 31, 2007. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At December 31, 2007, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
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
The Company paid interest totaling $5.8 million, $7.7 million and $3.9 million in 2007, 2006 and 2005, respectively. The Company capitalized $829,000, $657,000 and $213,000 of interest in 2007, 2006 and 2005, respectively.

5. Income Taxes
The provisions for income tax expense are summarized as follows for the year ended December 31:

In Thousands of Dollars	2007	2006	2005

Current:
Federal	$10,310	$61,073	$27,350
State	553	2,482	1,435
Deferred	5,151	(1,948)	(3,887)

	$16,014	$61,607	$24,898

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the year ended December 31:

	2007	2006	2005

Amount computed using the statutory rate	$16,384	$61,859	$26,242
State income taxes, net of federal tax benefit	363	1,614	932
Qualified domestic production activity deduction	(656)	(1,868)	(886)
Other items	(77)	2	(1,390)

	$16,014	$61,607	$24,898

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2007 and 2006, is as follows:

		Deferred Tax Asset (Liability)
	2007		2006
In Thousands of Dollars	Current	Non-current	Current	Non-current

Depreciation	$—	$(8,968)	$—	$(9,851)
Inventory	(3,885)	—	1,906	—
Allowance for doubtful accounts	363	—	320	—
Uniform capitalization rules	123	—	294	—
Other	(334)	—	(219)	—

	$(3,733)	$(8,968)	$2,301	$(9,851)

The Company made income tax payments of $19.8 million in 2007, $99.5 million in 2006 and $3.9 million in 2005.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. This deduction lowered the Company’s effective tax rate by $656,000, or approximately 1.3%, for 2007.
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
During 2007 and 2006, the Company recorded $241,579 and $420,524, respectively, of stock based compensation included in selling, general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock based compensation totaled $158,959 and $273,340 for the years ended December 31, 2007 and 2006, respectively.
The following presents a summary of stock option activity for the year ending December 31, 2007 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Outstanding at December 31, 2006	592,126	$8.87
Granted	2,500	19.47
Exercised	(88,650)	7.01
Forfeited/Cancelled	(1,500)	21.53

Outstanding at December 31, 2007	504,476	$9.21	4.06	$3,383

Vested and exercisable at December 31, 2007	458,676	$6.61	3.08	$4,271

The fair value of stock options granted during the years ended December 31, 2007, 2006, and 2005, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	3.91%	3.84%	3.84%
Expected dividend yield	0.42%	0.00%	0.00%
Expected volatility	50.8%	55.7%	61.2%
Expected lives	5.0 years	5.0 years	5.0 years
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
During the years ended December 31, 2007, 2006, and 2005, the weighted average grant date fair value of options granted was $9.18, $19.63, and $6.39, respectively, and the total intrinsic value of options exercised was $1.5 million, $2.3 million, and $1.2 million, respectively. As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options of $777,291 was expected to be recognized over a weighted average period of 3.57 years.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2007	2006	2005

Numerator:
Net income	$30,796	$115,133	$50,078

Denominator:
Denominator for basic earnings per share — weighted average shares	23,342	23,254	23,117

Effect of dilutive securities:
Employee stock options	348	420	420

Denominator for diluted earnings per share —weighted average shares	23,690	23,674	23,537

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2007	2006	2005

Weighted average anti-dilutive stock options	50,000	50,000	11,250

Weighted average exercise price	$37.95	$37.95	$20.94
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2005 or 2006. This stock repurchase plan replaced the prior stock repurchase plan. On November 28, 2007, the Board of Directors authorized an extension of the stock repurchase plan through December 31, 2008 for the then remaining 990,000 shares. The Company repurchased 124,400 shares of its stock in 2007, all during the fourth quarter.
9. Contingencies
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company.
10. Encore Wire 401-K Plan
The Company sponsors an employee savings plan (the “401-K Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401-K Plan.  The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401-K Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment.  The Company’s matching contribution was $369,241, $327,007 and $280,082 in fiscal years 2007, 2006 and 2005, respectively.
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company believes such purchases, which totaled approximately $6.2 million, $6.1 million and $6.6 million in fiscal years 2007, 2006 and 2005, respectively, were made at prices that are no less favorable than are available from non-affiliated parties.  Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2007, 2006 and 2005, amounts paid to the affiliated freight carrier were not significant. Each of these transactions were approved by the audit committee pursuant to the Related Party Transactions Policy.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

		Three Months Ended
2007	March 31	June 30	September 30	December 31

Net sales	$260,729	$333,635	$308,481	$281,941
Gross profit	24,744	47,562	25,519	13,510
Net income	6,439	19,710	5,755	(1,108)
Net income per common share — basic	0.28	0.84	0.25	(0.05)
Net income per common share — diluted	0.27	0.83	0.24	(0.05)

		Three Months Ended
2006	March 31	June 30	September 30	December 31

Net sales	$252,048	$362,048	$372,915	$262,319
Gross profit	39,372	106,853	74,266	23,802
Net income	16,137	57,059	35,761	6,176
Net income per common share — basic	0.70	2.45	1.54	0.27
Net income per common share — diluted	0.68	2.41	1.51	0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2007.  Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones

Daniel L. Jones
President , Chief Executive Officer
and Director

By:	/s/ Frank J. Bilban

Frank J. Bilban
Vice President – Finance, Treasurer, Secretary
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 6, 2008

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The section entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008 sets forth certain information with respect to the directors of the Company, Section 16 (a) reporting obligations of directors and officers, the Company’s audit committee, and the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
ITEM 11. EXECUTIVE COMPENSATION
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The section entitled “Executive Compensation – Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters – Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008 sets forth certain information with respect to certain relationships and related transactions, and director independence, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Section entitled “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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
Date: March 7, 2008

By:	/s/ DANIEL L. JONES
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Encore Wire Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	President, Chief Executive	March 7, 2008
Daniel L. Jones	Officer and Director (Principal
Executive Officer)

/s/ FRANK J. BILBAN	Vice President-Finance,	March 7, 2008
Frank J. Bilban	Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

Signature	Title	Date

/s/ DONALD E. COURTNEY	Director	March 7, 2008
Donald E. Courtney

/s/ JOSEPH M. BRITO	Director	March 7, 2008
Joseph M. Brito

/s/ JOHN H. WILSON	Director	March 7, 2008
John H. Wilson

/s/ WILLIAM R. THOMAS, III	Director	March 7, 2008
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	March 7, 2008
Scott D. Weaver

/s/ THOMAS L. CUNNINGHAM	Director	March 7, 2008
Thomas L. Cunningham

INDEX TO EXHIBITS**

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation.

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.6	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.7	Master Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.8	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

Number	Description

10.9*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP (included herein).

31.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

31.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein).

32.1	Certificate by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 7, 2008 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

32.2	Certificate by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated March 7, 2008 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein).

*	Management contract or compensatory plan