Form 10-Q
period 2008-03-31
ENCORE WIRE CORP /DE/
filed 2008-05-09
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2008
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
Yes ☐   No ☑
Number of shares of Common Stock outstanding as of April 30, 2008: 23,112,202

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$101,744	$78,895
Accounts receivable (net of allowance of $1,078 and $1,003)	235,503	216,780
Inventories	76,416	82,013
Prepaid expenses and other assets	1,109	8,503
Current taxes receivable	—	9,784

Total current assets	414,772	395,975

Property, plant and equipment — at cost:
Land	10,837	10,837
Construction in progress	13,432	10,058
Buildings and improvements	61,342	61,342
Machinery and equipment	143,081	142,867
Furniture and fixtures	6,124	6,124

Total property, plant, and equipment	234,816	231,228

Accumulated depreciation and amortization	(116,761)	(113,397)

Net property, plant, and equipment	118,055	117,831

Other assets	107	106

Total assets	$532,934	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2008	2007
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$32,145	$22,170
Accrued liabilities	15,614	23,162
Current income taxes payable	8,267	—
Current deferred income taxes	1,140	3,733

Total current liabilities	57,166	49,065
Non-current deferred income taxes	8,728	8,968
Long term notes payable	100,852	100,910

Commitments and contingencies

Stockholders equity:
Common stock, $.01 par value:
Authorized shares — 40,000,000; Issued shares — 26,128,452 and 26,123,952	261	261
Additional paid-in capital	41,931	41,806
Treasury stock, at cost — 3,016,250 and 2,883,350 Shares	(19,378)	(17,315)
Retained earnings	343,374	330,217

Total stockholders’ equity	366,188	354,969

Total liabilities and stockholders’ equity	$532,934	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2008	2007

Net sales	$281,759	$260,729
Cost of goods sold	246,289	235,985

Gross profit	35,470	24,744

Selling, general, and administrative expenses	14,467	13,579

Operating income	21,003	11,165

Net interest & other expenses	732	1,154

Income before income taxes	20,271	10,011

Provision for income taxes	6,652	3,572

Net income	$13,619	$6,439

Net income per common and common equivalent shares — basic	$.59	$.28

Weighted average common and common equivalent shares — basic	23,181	23,314

Net income per common and common equivalent shares — diluted	$.58	$.27

Weighted average common and common equivalent shares — diluted	23,454	23,689

Cash dividends declared per share	$.02	$.02

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2008	2007

OPERATING ACTIVITIES
Net income	$13,619	$6,439
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,573	3,403
Deferred income tax provision (benefit)	(2,833)	2,304
Other	268	78
Changes in operating assets and liabilities:
Accounts receivable	(18,798)	11,287
Inventory	5,597	(12,998)
Accounts payable and accrued liabilities	2,429	5,765
Other assets and liabilities	7,302	(5,907)
Current income taxes payable (receivable)	18,068	18,427

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,225	28,798

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,921)	(4,565)
Proceeds from sale of equipment	31	52
Other	—	5

NET CASH USED IN INVESTING ACTIVITIES	(3,890)	(4,508)

FINANCING ACTIVITIES
Purchase of treasury stock	(2,063)	—
Proceeds from issuance of common stock	24	511
Dividend paid	(464)	(466)
Excess tax benefits of options exercised	17	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,486)	45

Net increase in cash and cash equivalents	22,849	24,335
Cash and cash equivalents at beginning of period	78,895	24,603

Cash and cash equivalents at end of period	$101,744	$48,938

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$15,879	$28,190
Work-in-process	15,701	14,919
Finished goods	132,776	113,756

	164,356	156,865

Adjust to LIFO cost	(87,940)	(74,852)

	76,416	82,013

Lower of Cost or Market Adjustment	—	—

	$76,416	$82,013

LIFO pools are established and “frozen” at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarter of 2008, the Company liquidated a portion of the LIFO inventory layer established in 2006. As a result, under the LIFO method, this inventory layer was liquidated at historical costs, that were less than current costs, which favorably impacted net income for the quarter by $658,000.
NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2008	2007

Sales volume discounts payable	$10,707	$15,590
Property taxes payable	489	1,940
Commissions payable	2,607	2,317
Accrued salaries	1,004	2,377
Other accrued liabilities	807	938

	$15,614	$23,162

NOTE 4 — NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended
	March 31, 2008	March 31, 2007

Numerator:
Net income	$13,619	$6,439

Denominator:
Denominator for basic earnings per share — weighted average shares	23,181	23,314

Effect of dilutive securities:
Employee stock options	273	375

Denominator for diluted earnings per share — weighted average shares	23,454	23,689

Weighted average employee stock options excluded from the determination of diluted earnings per share were 125,030 in 2008 and 50,000 in 2007. Such options were anti-dilutive for the respective periods.

NOTE 5 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement, as amended, extends through August 27, 2009, and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2008, as computed under the Financing Agreement, as amended, was $200,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On March 31, 2008, the balance borrowed and outstanding under the Financing Agreement was zero.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the three months ended March 31, 2008, $58,000 was recognized as a reduction in interest expense in the accompanying consolidated statement of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of March 31, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At March 31, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
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
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2006. This stock repurchase plan replaced the prior stock repurchase plan. On November 28, 2007, the Board of Directors authorized an extension of the stock repurchase plan through December 31, 2008 for the then remaining 990,000 shares. The Company repurchased zero shares of its stock in the first quarter of 2007, and 132,900 shares of its stock in the first quarter of 2008.
NOTE 7 — CONTINGENCIES
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
The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.5% and 82.3% of the Company’s cost of goods sold during fiscal 2007 and 2006, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2008 and 2007. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
Net sales for the first quarter of 2008 amounted to $281.8 million compared with net sales of $260.7 million for the first quarter of 2007. This dollar increase was primarily the result of a 22.6% increase in the price of wire sold, offset by a 12.0% decrease in the volume of product shipped. The Company believes the volume of wire sold decreased due to several factors including the slowdown in residential construction throughout the United States that continued in 2008 and the Company’s concerted efforts to support price increases in the building wire industry instead of cutting prices to increase volumes. The average cost per pound of raw copper purchased increased 25.1% in the first quarter of 2008 compared to the first quarter of 2007, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $246.3 million, or 87.4% of net sales, in the first quarter of 2008, compared to $236.0 million, or 90.5% of net sales, in the first quarter of 2007. Gross profit increased to $35.5 million, or 12.6% of net sales, in the first quarter of 2008 versus $24.7 million, or 9.5% of net sales, in the first quarter of 2007. The increased gross profit and gross margin percentages were primarily the result of the increased wire

“spreads” in 2008 versus 2007. Margins expanded as the “spread” between the price of wire sold and the cost of raw copper and other raw materials purchased increased, offset somewhat by the volume decrease discussed above. This increased “spread” per pound of wire sold increased the margins in concert with tight cost controls in the manufacturing plants which held costs per pound of labor and overhead slightly lower in 2008 than in 2007.
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
As a result of increasing copper costs, offset to some extent by a decrease in the quantity of inventory on hand during the first quarter of 2008, a LIFO adjustment was recorded increasing cost of sales by $13.1 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first quarter of 2008 were $11.8 million, or 4.2% of net sales, compared to $11.2 million, or 4.3% of net sales, in the first quarter of 2007. The small percentage decrease was due to the higher sales dollars driving freight costs down as a percentage of net sales. General and administrative expenses increased marginally to $2.6 million, or 0.9% of net sales, in the first quarter of 2008 compared to $2.3 million, or 0.9% of net sales, in the first quarter of 2007. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $75,000 and $30,000 in the first quarter of 2008 and 2007, respectively.
The net interest and other income and expense category decreased to $732,000 in the first quarter of 2008 from $1.2 million in the first quarter of 2007. Taxes were accrued at an effective rate of 32.8% in the first quarter of 2008 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $13.6 million in the first quarter of 2008 from $6.4 million in the first quarter of 2007.
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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction effective June 30, 2007. The Financing Agreement, as amended, extends through August 27, 2009 and provides for maximum borrowings of the lesser of $200,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2008, as computed under the Financing Agreement, as amended, was $200,000,000.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the three months ended March 31, 2008, $58,000 was recognized as a reduction in interest expense in the accompanying consolidated statement of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At March 31, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $29.2 million in the first quarter of 2008 compared to $28.8 million of cash provided by operations in the first quarter of 2007. The following changes in components of cash flow were notable. Earnings increased in 2008 versus 2007, providing $7.2 million in additional cash. Inventories declined in 2008, providing $5.6 million in cash versus a use of cash of $13.0 million due to an increase in inventory in 2007. Another positive to cash flow was a $13.2 million dollar swing in cash provided in the other assets and liabilities line item, most of which are also related to decreased prepaid inventory balances in 2008 versus 2007. Accounts receivable rose by $18.8 million resulting in a use of cash, while accounts receivable declined in the first quarter of 2007, providing $11.3 million in cash. These net swings resulted in the virtually equivalent cash flow from operations in the first quarters of 2008 and 2007.
Cash used in investing activities decreased slightly to $3.9 million in the first quarter of 2008 from $4.5 million in the first quarter of 2007. In 2008, the funds were used primarily for the purchase of equipment in the manufacturing plants. In 2007, the funds were used primarily for the construction of a new corporate office building. The $2.5 million of cash used by financing activities in the first quarter of 2008 was a result of the Company’s repurchase of its common stock and the payment of a dividend to stockholders. In 2008, the Company’s revolving line of credit remained at $0 throughout the quarter, with an ending cash balance of $101.7 million.
During the remainder of 2008, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2008 associated with these projects are currently estimated to be in the $10.0 to $15.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2008.

Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is hereby incorporated by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and report this information within the time periods specified in the rules and forms of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize and report information required in the reports it files with the SEC within the required time periods.
There have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting during the period covered by this report.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program
Issuer Purchases of Equity Securities

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet
	(a)	(b)	part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
January 1, 2008 — January 31, 2008	52,900	$15.27	52,900	822,700
February 1, 2008 — February 29, 2008	—	—	—	822,700
March 1, 2008 — March 31, 2008	80,000	$15.68	80,000	742,700
Total.	132,900	$15.52	132,900	742,700
Note:	On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007, at the discretion of the President. The Company’s Board of Directors authorized an extension of this share repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. The Company repurchased 124,400 shares of its stock in 2007. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION (Registrant)
Dated: May 9, 2008	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: May 9, 2008	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent and, Bank of America, N.A. and Wells Fargo Bank National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 27, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.6	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.7	Master Note Purchase Agreement by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.8	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.9*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 9, 2008 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 9, 2008 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan.