Form 10-Q
period 2008-06-30
ENCORE WIRE CORP /DE/
filed 2008-08-08
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2008: 23,124,702

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$104,641	$78,895
Accounts receivable (net of allowance of $1,153 and $1,003)	239,835	216,780
Inventories	67,894	82,013
Prepaid expenses and other assets	1,244	8,503
Current taxes receivable	2,926	9,784

Total current assets	416,540	395,975

Property, plant and equipment – at cost:
Land	10,837	10,837
Construction in progress	14,139	10,058
Buildings and improvements	64,615	61,342
Machinery and equipment	143,315	142,867
Furniture and fixtures	6,543	6,124

Total property, plant and equipment	239,449	231,228

Accumulated depreciation and amortization	(119,689)	(113,397)

Net property, plant and equipment	119,760	117,831

Other assets	98	106

Total assets	$536,398	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2008	2007
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$36,245	$22,170
Accrued liabilities	21,265	23,162
Current deferred income taxes	2,201	3,733

Total current liabilities	59,711	49,065

Non-current deferred income taxes	8,555	8,968
Long term notes payable	100,794	100,910

Stockholders’ equity:
Common stock, $.01 par value: Authorized shares - 40,000,000; Issued shares - 26,140,952 and 26,123,952	261	261

Additional paid-in capital	42,213	41,806
Treasury stock, at cost - 3,016,250 and 2,883,350 shares	(19,378)	(17,315)
Retained earnings	344,242	330,217

Total stockholders’ equity	367,338	354,969

Total liabilities and stockholders’ equity	$536,398	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands of Dollars, Except Per Share Data	2008	2007	2008	2007

Net sales	$322,845	$333,635	$604,604	$594,364
Cost of goods sold	303,322	286,073	549,610	522,058

Gross profit	19,523	47,562	54,994	72,306

Selling, general, and administrative expenses	16,923	16,835	31,390	30,415

Operating income	2,600	30,727	23,604	41,891

Net interest and other income and expense	587	1,152	1,320	2,305

Income before income taxes	2,013	29,575	22,284	39,586

Provision for income taxes	682	9,865	7,334	13,436

Net income	$1,331	$19,710	$14,950	$26,150

Net income per common and common equivalent shares — basic	$0.06	$0.84	$.65	$1.12

Weighted average common and common equivalent shares — basic	23,120	23,356	23,138	23,335

Net income per common and common equivalent shares — diluted	$0.06	$0.83	$0.64	$1.10

Weighted average common and common equivalent shares — diluted	23,426	23,712	23,427	23,703

Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2008	2007

OPERATING ACTIVITIES
Net income	$14,950	$26,150
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,156	6,792
Deferred income tax benefit	(1,945)	(156)
Excess tax benefits of options exercised	(84)	(44)
Other	429	134
Changes in operating assets and liabilities:
Accounts receivable	(23,205)	(20,873)
Inventories	14,119	(13,777)
Trade accounts payable and accrued liabilities	12,180	10,359
Other assets	7,089	(546)
Current income taxes payable	6,943	28,220

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,630	36,259

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,269)	(11,912)
Proceeds from sale of equipment	166	145
Other	—	5

NET CASH USED IN INVESTING ACTIVITIES	(9,103)	(11,762)

FINANCING ACTIVITIES
Purchase of treasury stock	(2,063)	—
Proceeds from issuance of common stock	124	582
Dividend paid	(927)	(932)
Excess tax benefit of options exercised	85	44

NET CASH USED IN FINANCING ACTIVITIES	(2,781)	(306)

Net increase in cash and cash equivalents	25,746	24,191
Cash and cash equivalents at beginning of period	78,895	24,603

Cash and cash equivalents at end of period	$104,641	$48,794

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$33,917	$28,190
Work-in-process	16,519	14,919
Finished goods	114,261	113,756

	164,697	156,865

Adjust to LIFO cost	(96,803)	(74,852)

	67,894	82,013

Lower of Cost or Market Adjustment	—	—

	$67,894	$82,013

LIFO pools are established and “frozen” at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During 2008, the Company liquidated a portion of the LIFO inventory layer established in prior years. As a result, under the LIFO method, this inventory layer was liquidated at historical costs, that were less than current costs, which favorably impacted net income for the year to date by $1,357,000.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2008	2007

Sales volume discounts payable	$14,925	$15,590
Property taxes payable	978	1,940
Commissions payable	2,877	2,317
Accrued salaries	1,551	2,377
Other accrued liabilities	934	938

	$21,265	$23,162

NOTE 4 – NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended	Quarter Ended
	6/30/08	6/30/07

Numerator:
Net income	$1,331	$19,710

Denominator:
Denominator for basic earnings per share – weighted average shares	23,120	23,356

Effect of dilutive securities:
Employee stock options	306	356

Denominator for diluted earnings per share – weighted average shares	23,426	23,712

The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Six Months Ended	Six Months Ended
	6/30/08	6/30/07

Numerator:
Net income	$14,950	$26,150

Denominator:
Denominator for basic earnings per share – weighted average shares	23,138	23,335

Effect of dilutive securities:
Employee stock options	289	368

Denominator for diluted earnings per share – weighted average shares	23,427	23,703

Weighted average employee stock options excluded from the determination of diluted earnings per share were 208,750 in 2008 and 50,000 in 2007. Such options were anti-dilutive for the respective periods.
NOTE 5 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2008, as computed under the Financing Agreement, as amended, was $150,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On June 30, 2008, the balance borrowed and outstanding under the Financing Agreement was zero.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the quarter and six months ended June 30, 2008, $58,000 and $116,000, respectively, were recognized as reductions in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of August 6, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At June 30, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
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

NOTE 6 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2006. This stock repurchase plan replaced the prior stock repurchase plan. On November 28, 2007, the Board of Directors authorized an extension of the stock repurchase plan through December 31, 2008 for the then remaining 990,000 shares. The Company repurchased zero shares of its stock in the first half of 2007, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second quarter of 2008.
NOTE 7 – CONTINGENCIES
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2008 and 2007. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
Net sales for the second quarter of 2008 amounted to $322.8 million compared with net sales of $333.6 million for the second quarter of 2007. This slight dollar decrease was primarily the result of a 7.6% decrease in unit volume of wire shipped measured in pounds of copper contained in the wire sold, offset by a 4.7% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased 11.6% in the second quarter of 2008 compared to the second quarter of 2007. The 11.6% increase in copper costs versus the 4.7% increase in wire prices compressed the spread, resulting in decreased gross margins in the second quarter of 2008 versus the second quarter of 2007. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $303.3 million, or 94.0% of net sales, in the second quarter of 2008, compared to $286.1 million, or 85.7% of net sales, in the second quarter of 2007. Gross profit decreased to $19.5 million, or 6.0% of net sales, in the second quarter of 2008 versus $47.6 million, or 14.3% of net sales, in the second quarter of 2007. The decreased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that decreased the spread between the selling price of copper wire and the purchase cost of raw copper and other materials. The spread between the average selling price of wire (measured in units of wire containing a pound of copper) minus the cost of all raw materials (including the LIFO adjustment) decreased by over $0.32 per pound in the second quarter of 2008 versus the second quarter of 2007. Management believes that margins were driven lower largely due to the slowdown in construction in the United States, which has spawned price-cutting by certain competitors who have attempted to take unit volume from other competitors in a declining market.
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
As a result of increasing copper costs, partially offset by a decrease in the amount of inventory on hand during the second quarter 2008, as discussed further below under “Liquidity and Capital Resources”, a LIFO adjustment was recorded, increasing cost of sales by $8.9 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the second quarter of 2008 were $14.2 million, or 4.4% of net sales, compared to $14.2 million, or 4.3% of net sales, for the second quarter of 2007. The slight percentage increase was due to the increase in freight costs as a percentage of net sales. Freight costs increased on a per pound basis, primarily due to higher fuel costs in the trucking industry. General and administrative expenses were virtually flat at $2.7 million and 0.8% of net sales, in the second quarter of 2008 compared to $2.6 million, or 0.8% of net sales, in the second quarter of 2007. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $75,000 and $30,000 in the second quarter of 2008 and 2007, respectively.
Net interest and other income and expenses were $586,000 in the second quarter of 2008 compared to $1.2 million in the second quarter of 2007. The decrease was due primarily to lower average interest rates during the second quarter of 2008 than during the comparable period in 2007. Taxes were accrued at an effective rate of 33.9% in the second quarter of 2008 consistent with the Company’s estimated liabilities. This rate increased from 33.4% in the second quarter of 2007 primarily due to small state tax rate adjustments that have a greater percentage impact in the second quarter of 2008 due to the lower pre-tax income in 2008 than they would have in quarters with larger pre-tax earnings.
As a result of the foregoing factors, the Company’s net income decreased to $1.3 million in the second quarter of 2008 from $19.7 million in the second quarter of 2007.
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
Net sales for the first six months of 2008 amounted to $604.6 million compared with net sales of $594.4 million for the first half of 2007. This dollar increase was primarily the result of a 12.7% increase in the average price of wire sold, offset largely by a 9.7% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased, however, increased 17.5% in the first six months of 2008 compared to the first six months of 2007. The 17.5% increase in copper costs versus the 12.7% increase in wire prices compressed the spread between the two, driving gross margins down as discussed in the quarterly analysis above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $549.6 million in the first six months of 2008, compared to $522.1 million in the first six months of 2007. Gross profit decreased to $55.0 million, or 9.1% of net sales, in the first six months of 2008 versus $72.3 million, or 12.2% of net sales, in the first six months of 2007. The decreased gross profit and gross margin percentages were primarily the result of the margin erosion in 2008 versus 2007 as discussed above.
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
As a result of increasing copper costs offset somewhat by a decreased amount of inventory on hand during the first six months of 2008, a LIFO adjustment was recorded increasing cost of sales by $21.9 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2008 increased slightly to $26.0 million, or 4.3% of net sales, compared to $25.5 million, or 4.3% of net sales, in the same period of 2007. General and administrative expenses increased marginally to $5.2 million, or 0.9% of net sales, in the first six months of 2008 compared to $4.9 million, or 0.8% of net sales, in the same period of 2007. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. The provision for bad debts was $150,000 and $60,000 in the first six months of 2008 and 2007, respectively. The Company is increasing its’ bad debt provision this year due to the generally poor economic climate in the construction industry, but has experienced no write-offs in the first six months of 2008.
Net interest expense was $1.3 million in the first six months of 2008 compared to $2.3 million in the first half of 2007. The decrease was due primarily to lower average interest rates during the first half of 2008 than during the comparable period in 2007.
As a result of the foregoing factors, the Company’s net income decreased to $15.0 million in the first half of 2008 from $26.1 million in the first half of 2007.
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

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013 and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2008, as computed under the Financing Agreement, as amended, was $150,000,000.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the quarter and six months ended June 30, 2008, $58,000 and $116,000, respectively, were recognized as reductions in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of August 6, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At June 30, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $37.6 million in the first six months of 2008 compared to $36.3 million of cash provided by operations in the first six months of 2007. While this amount was fairly constant, there are notable changes in components that deserve mention. Net income decreased $11.2 million in 2008 versus 2007, reducing cash flow. This net income decrease was offset by an increase in cash flow of $27.9 million due to lower inventory levels in 2008 versus 2007. In 2008, the Company reduced inventory dollars by reducing the units of inventory on hand while in 2007, inventory units increased. The Company made a concerted effort to manage inventory levels in the first half of 2008, in concert with lower sales volumes. This was offset somewhat by a $21.3 million reduction in the cash flow from current income taxes payable, due primarily to reduced earnings in 2008. Net income decreased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities decreased to $9.1 million in the first six months of 2008 from $11.8 million in the first six months of 2007. In 2007, the funds were primarily used to construct a new office building. In 2008, the funds were primarily used to purchase various manufacturing equipment. The $2.8 million used in financing activities in the first six months of 2008, were primarily the result of the Company’s $2.1 million expenditure to repurchase its common stock and $927,000 paid in dividends. In 2007, the Company did not repurchase any stock and paid $932,000 in dividends.
During the remainder of 2008, the Company expects its capital expenditures will consist primarily of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2008 associated with these projects are currently estimated to be in the $16.0 to $20.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected continued sales increases and may be impacted by the price of copper. The Company believes that the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2008.
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
Item 4. Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed by it in the reports it files with or submits to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers conclude that these controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files with or submits to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting during the period covered by this report.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007, at the discretion of the President. The Company’s Board of Directors authorized an extension of this share repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. The Company repurchased 124,400 and 132,900 shares of its stock in 2007 and the first quarter of 2008, respectively. There were no repurchases of stock in the second quarter of 2008. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     (a) The annual meeting of the stockholders of the Company was held at the Eldorado Country Club, 2604 Country Club Drive, McKinney, Texas, 75069, at 9:00 a.m., local time, on May 6, 2008.
     (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.
     (c) Out of a total of 23,140,202 shares of the Company’s common stock outstanding and entitled to vote at the meeting, 22,268,102.2 shares were present in person or by proxy, representing approximately 96% of the outstanding shares.
The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for and number of shares withheld from each nominee for director.

NOMINEE FOR DIRECTOR	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
Donald E. Courtney	22,008,146.66	259,955.54
Daniel L. Jones	22,012,318.20	255,784.00
Thomas L. Cunningham	21,991,019.20	277,083.00
William R. Thomas III	22,147,279.20	120,823.00
John H. Wilson	21,679,546.20	588,556.00
Scott D. Weaver	22,144,731.20	123,371.00

The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2008. The resolution was adopted with the holders of 22,024,828.25 shares voting in favor of the resolution and the holders of 215,024.00 shares voting against the resolution. Holders of 28,246.94 shares abstained from voting, and there were no broker non-votes.
Item 5. Other Information.
On August 6, 2008, the Company entered into the fourth amendment (the “Amendment”) to its Financing Agreement dated August 27, 2004 by and among the Company, as borrower, Bank of America, N.A., as agent and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders. The Amendment is effective August 6, 2008, extending the Financing Agreement through August 6, 2013 and decreasing the Company’s revolving line of credit from $200,000,000 to $150,000,000. The amended Financing Agreement is more in line with current working capital needs. The Financing Agreement has been unused, with a zero balance since early 2007. In addition the Company has had large cash balances throughout 2008, including $104.6 million at June 30, 2008.
The foregoing description of the Amendment is a general description only and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.7 and incorporated herein by reference.
Item 6. Exhibits.
            The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: August 8, 2008	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: August 8, 2008	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.3	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.5	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.6	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.7	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders.

10.8	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to

Exhibit
Number	Description
the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.9	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.10	Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great- West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.11	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 8, 2008 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 8, 2008 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.