Form 10-Q
period 2008-09-30
ENCORE WIRE CORP /DE/
filed 2008-11-06
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2008: 23,032,002

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$108,516	$78,895
Accounts receivable (net of allowance of $1,224 and $1,003)	233,539	216,780
Inventories	65,197	82,013
Prepaid expenses and other assets	1,012	8,503
Current taxes receivable	2,748	9,784

Total current assets	411,012	395,975

Property, plant and equipment — at cost:
Land	10,837	10,837
Construction in progress	15,606	10,058
Buildings and improvements	65,026	61,342
Machinery and equipment	144,501	142,867
Furniture and fixtures	6,542	6,124

Total property, plant and equipment	242,512	231,228

Accumulated depreciation and amortization	(122,682)	(113,397)

Net property, plant and equipment	119,830	117,831

Other assets	103	106

Total assets	$530,945	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2008	2007
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$19,328	$22,170
Accrued liabilities	23,329	23,162
Current deferred income taxes	4,061	3,733

Total current liabilities	46,718	49,065

Non-current deferred income taxes	8,424	8,968
Long term notes payable	100,735	100,910

Stockholders’ equity:
Common stock, $.01 par value: Authorized shares - 40,000,000; Issued shares - 26,140,952 and 26,123,952	261	261

Additional paid-in capital	42,328	41,806
Treasury stock, at cost - 3,016,250 and 2,883,350 shares	(19,378)	(17,315)
Retained earnings	351,857	330,217

Total stockholders’ equity	375,068	354,969

Total liabilities and stockholders’ equity	$530,945	$513,912

Note:	The consolidated balance sheet at December 31, 2007, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands of Dollars, Except Per Share Data	2008	2007	2008	2007

Net sales	$296,338	$308,481	$900,942	$902,845
Cost of goods sold	267,993	282,962	817,604	805,020

Gross profit	28,345	25,519	83,338	97,825

Selling, general, and administrative expenses	15,682	15,324	47,072	45,739

Operating income	12,663	10,195	36,266	52,086

Net interest and other income and expense	485	922	1,804	3,227

Income before income taxes	12,178	9,273	34,462	48,859

Provision for income taxes	4,101	3,518	11,435	16,955

Net income	$8,077	$5,755	$23,027	$31,904

Net income per common and common equivalent share — basic	$0.35	$0.25	$1.00	$1.37

Weighted average common and common equivalent shares — basic	23,125	23,362	23,142	23,344

Net income per common and common equivalent share — diluted	$0.34	$0.24	$0.98	$1.35

Weighted average common and common equivalent shares — diluted	23,415	23,708	23,432	23,706

Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2008	2007

OPERATING ACTIVITIES
Net income	$23,027	$31,904
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,563	10,252
Deferred income tax liability (benefit)	(215)	7,255
Excess tax benefits of options exercised	(84)	(95)
Other	656	199
Changes in operating assets and liabilities:
Accounts receivable	(16,980)	(31,644)
Inventories	16,816	14,661
Other assets	7,361	4,926
Current taxes receivable	7,120	7,709
Trade accounts payable and accrued liabilities	(2,673)	11,536

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,591	56,703

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,860)	(21,594)
Proceeds from sale of equipment	267	207
Other	—	6

NET CASH USED IN INVESTING ACTIVITIES	(12,593)	(21,381)

FINANCING ACTIVITIES
Deferred financing fees	(133)	—
Purchase of treasury stock	(2,063)	—
Proceeds from issuance of common stock	124	622
Dividend paid	(1,389)	(1,399)
Excess tax benefit of options exercised	84	95

NET CASH USED IN FINANCING ACTIVITIES	(3,377)	(682)

Net increase in cash and cash equivalents	29,621	34,640
Cash and cash equivalents at beginning of period	78,895	24,603

Cash and cash equivalents at end of period	$108,516	$59,243

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
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
NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following ($’s in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$27,906	$28,190
Work-in-process	14,204	14,919
Finished goods	105,289	113,756

	147,399	156,865

Adjust to LIFO cost	(82,202)	(74,852)

	65,197	82,013

Lower of Cost or Market Adjustment	—	—

	$65,197	$82,013

LIFO pools are established and “frozen” at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During 2008, the Company liquidated a portion of the LIFO inventory layer established in prior years. As a result, under the LIFO method, this inventory layer was liquidated at historical costs, that were less than current costs, which favorably impacted net income by $935,000 through the first nine months of 2008, while negatively impacting the third quarter net income by $422,000.
NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2008	2007

Sales volume discounts payable	$17,304	$15,590
Property taxes payable	1,467	1,940
Commissions payable	2,214	2,317
Accrued salaries	2,025	2,377
Other accrued liabilities	319	938

	$23,329	$23,162

NOTE 4 — NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Quarter Ended	Quarter Ended
	9/30/08	9/30/07

Numerator:
Net income	$8,077	$5,755

Denominator:
Denominator for basic earnings per share — weighted average shares	23,125	23,362

Effect of dilutive securities:
Employee stock options	290	346

Denominator for diluted earnings per share — weighted average shares	23,415	23,708

Weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarters were 208,750 in 2008 and 50,000 in 2007. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	9/30/08	9/30/07

Numerator:
Net income	$23,027	$31,904

Denominator:
Denominator for basic earnings per share — weighted average shares	23,142	23,344

Effect of dilutive securities:
Employee stock options	290	362

Denominator for diluted earnings per share — weighted average shares	23,432	23,706

Weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended were 180,843 in 2008 and 50,000 in 2007. Such options were anti-dilutive for the respective periods.
NOTE 5 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2008, as computed under the Financing Agreement, as amended, was $150,000,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate)

plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2008, the balance borrowed and outstanding under the Financing Agreement was zero.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the quarter and nine months ended September 30, 2008, $59,000 and $175,000, respectively, were recognized as reductions in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At September 30, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
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
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors of the Company approved a stock repurchase program covering the purchase of up to 1,000,000 additional shares of its common stock dependent upon market conditions. Common stock purchases under this program were authorized through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. There were no repurchases of stock in 2006. This stock repurchase plan replaced the prior stock repurchase plan. On November 28, 2007, the Board of Directors authorized an extension of the stock repurchase plan through December 31, 2008 for the then remaining 990,000 shares. The Company repurchased zero shares of its stock in the first nine months of 2007, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second and third quarters of 2008.
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
The Company’s operating results in any given time period are driven by several key factors, including: the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plant operates during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.5% and 82.3% of the Company’s cost of goods sold during fiscal 2007 and 2006, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30,

2008 and 2007. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
Net sales for the third quarter of 2008 amounted to $296.3 million compared with net sales of $308.5 million for the third quarter of 2007. This dollar decrease was primarily the result of a 9.3% decrease in unit volume of wire shipped measured in pounds of copper contained in the wire sold, offset by a 5.8% increase in the average price of wire sold. The average cost per pound of raw copper purchased increased 1.3% in the third quarter of 2008 compared to the third quarter of 2007. The 1.3% increase in copper costs versus the 5.8% increase in wire prices increased the spread, resulting in increased gross margins in the third quarter of 2008 versus the third quarter of 2007. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $268.0 million, or 90.4% of net sales, in the third quarter of 2008, compared to $283.0 million, or 91.7% of net sales, in the third quarter of 2007. Gross profit increased to $28.3 million, or 9.6% of net sales, in the third quarter of 2008 versus $25.5 million, or 8.3% of net sales, in the third quarter of 2007. The increased gross profit and gross margin percentages were primarily the result of industry wide pricing trends that increased the spread between the selling price of copper wire and the purchase cost of raw copper and other materials. The spread between the average selling price of wire (measured in units of wire containing a pound of copper) minus the cost of all raw materials (including the LIFO adjustment) increased by over $0.08 per pound in the third quarter of 2008 versus the third quarter of 2007. Management believes that industry margins increased largely due to the fact that margins were very low in the second quarter of 2008 and as copper prices fell significantly during the third quarter of 2008, the industry was able to drop wire prices more slowly. Copper prices were volatile during the third quarter of 2008, starting at a COMEX close price of $3.92 per pound on July 1 and finishing at $2.89 per pound on September 30. Pricing and margins in the industry, and therefore for the Company, have historically been volatile from quarter to quarter, and management is unable to predict how margins will trend in the future.
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

As a result of decreasing copper costs and a small decrease in the amount of inventory on hand during the third quarter of 2008, as discussed further below under “Liquidity and Capital Resources”, a LIFO adjustment was recorded, decreasing cost of sales by $14.6 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the third quarter of 2008 were $12.9 million, or 4.3% of net sales, compared to $13.0 million, or 4.2% of net sales, for the third quarter of 2007. The slight percentage increase was due to the increase in freight costs as a percentage of net sales. Freight costs increased on a per pound basis, primarily due to higher fuel costs in the trucking industry. General and administrative expenses increased to $2.8 million and 0.9% of net sales, in the third quarter of 2008 compared to $2.4 million, or 0.8% of net sales, in the third quarter of 2007. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. Included in general and administrative expenses, the provision for bad debts was $75,000 and $45,000 in the third quarter of 2008 and 2007, respectively.
Net interest and other income and expenses were $485,000 in the third quarter of 2008 compared to $921,000 in the third quarter of 2007. The decrease was due primarily to lower average interest rates during the second quarter of 2008 than during the comparable period in 2007. Taxes were accrued at an effective rate of 33.7% in the third quarter of 2008 consistent with the Company’s estimated liabilities. This rate decreased from 37.9% in the third quarter of 2007 primarily due to benefits derived from the Jobs Creation Act and tax LIFO calculations and to a lesser degree, small state tax rate adjustments.
As a result of the foregoing factors, the Company’s net income increased to $8.1 million in the third quarter of 2008 from $5.8 million in the third quarter of 2007.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
Net sales for the first nine months of 2008 amounted to $900.9 million compared with net sales of $902.8 million for the first nine months of 2007. This slight dollar decrease was primarily the result of a 9.6% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire, offset largely by a 10.3% increase in the average price of wire sold. The average cost per pound of raw copper purchased, however, increased 12.3% in the first nine months of 2008 compared to the first nine months of 2007. The 12.3% increase in copper costs versus the 10.3% increase in wire prices compressed the spread between copper costs and wire prices, driving gross margins down. These margins have been somewhat volatile during 2008, starting the year strong in the first quarter, and then dropping significantly in the second quarter, only to rebound back in the third quarter, as explained above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $817.6 million in the first nine months of 2008, compared to $805.0 million in the first nine months of 2007. Gross profit decreased to $83.3 million, or 9.3% of net sales, in the first nine months of 2008 versus $97.8 million, or 10.8% of net sales, in the first nine months of 2007. The decreased gross profit and gross margin percentages were primarily the result of the margin erosion in 2008 versus 2007 as discussed above.
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
As a result of increasing copper costs offset somewhat by a decreased amount of inventory on hand during the first nine months of 2008, a LIFO adjustment was recorded increasing cost of sales by $7.4 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2008 increased slightly to $38.9 million, or 4.3% of net sales, compared to $38.4 million, or 4.3% of net sales, in the same period of 2007. General and administrative expenses increased to $8.2 million, or 0.9% of net sales, in the first nine months of 2008 compared to $7.3 million, or 0.8% of net sales, in the same period of 2007. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales. Included in general and administrative expense, the provision for bad debts was $225,000 and $105,000 in the first nine months of 2008 and 2007, respectively. The Company is increasing its’ bad debt provision this year due to the generally poor economic climate in the construction industry, but has not experienced any significant write-offs in the first nine months of 2008.
Net interest expense was $1.8 million in the first nine months of 2008 compared to $3.2 million in the first nine months of 2007. The decrease was due primarily to lower average interest rates during the first half of 2008 than during the comparable period in 2007.
As a result of the foregoing factors, the Company’s net income decreased to $23.0 million in the first nine months of 2008 from $31.9 million in the first nine months of 2007.

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (the “Financing Agreement”). The Financing agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000, as disclosed in previous filings with the SEC. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000, as disclosed in previous filings with the SEC. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013 and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2008, as computed under the Financing Agreement, as amended, was $150,000,000.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the quarter and nine months ended

September 30, 2008, $59,000 and $175,000, respectively, were recognized as reductions in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of September 30, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends. At September 30, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 27, 2009, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $45.6 million in the first nine months of 2008 compared to $56.7 million of cash provided by operations in the first nine months of 2007. The following items were the major contributors to this decrease. Net income decreased $8.9 million in the first nine months of 2008 versus the first nine months of 2007, reducing cash flow. While all other items basically cancelled each other out, there were several notable changes from year to year. Cash flow was reduced in the first nine months of 2008 versus the first nine months of 2007 by a $7.5 million swing in deferred income taxes payable, due primarily to increased accelerated depreciation deducted in 2008, and $14.2 million swing in accounts payable, due to timing of raw material deliveries. These reductions in cash flow were offset by a $14.7 million positive swing in accounts receivable, which increased less than in the first nine months of 2007 along with minor increases in cash flow stemming from small decreases in the inventory and prepaid expense categories. Net income decreased due to the reasons highlighted in “Results of Operations”, above.
Cash used in investing activities decreased to $12.6 million in the first nine months of 2008 from $21.4 million in the first nine months of 2007. In the first nine months of 2007, the funds were primarily used to construct a new office building. In the first nine months of 2008, the funds were primarily used to purchase various manufacturing equipment. The $3.4 million used in financing activities in the first nine months of 2008, were primarily the result of the Company’s $2.1 million expenditure to repurchase its common stock and $1.4 million paid in dividends. In 2007, the Company did not repurchase any stock and paid $1.4 million in dividends.

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
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007, at the discretion of the President. The Company’s Board of Directors authorized an extension of this share repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. The Company repurchased 124,400 and 132,900 shares of its stock in 2007 and the first quarter of 2008, respectively. There were no repurchases of stock in the second or third quarters of 2008. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: November 6, 2008	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: November 6, 2008	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed on Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.3	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.4	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.5	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.6	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.7	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

Exhibit
Number	Description
10.8	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.9	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.10	Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great- West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.11	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 6, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 6, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 6, 2008 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 6, 2008 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.