Form 10-K
period 2008-12-31
ENCORE WIRE CORP /DE/
filed 2009-03-10
CIK 850460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
ENCORE WIRE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2274963
(State of incorporation)	(I.R.S. Employer Identification No.)

1329 Millwood Road
McKinney, Texas	75069
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Global Select Market

(Title of class)	(Name of exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $387,828,301 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers and 10% or greater stockholders was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose). Number of shares of Common Stock outstanding as of February 27, 2009: 22,996,502
Documents incorporated by reference
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1) Proxy statement for the 2009 annual meeting of stockholders — Part III

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
Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in homes, apartments, manufactured housing, and in commercial and industrial buildings.
The principal customers for Encore’s wire are wholesale electrical distributors, who sell electric building wire and a variety of other products to electrical contractors. The Company sells its products primarily through independent manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.
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
Incentivized Work Force. Encore’s hourly manufacturing employees are eligible to receive incentive pay tied to productivity and quality standards. The Company believes that this compensation program enables the plant’s manufacturing lines to attain high output and motivates manufacturing employees to continually maintain product quality. The Company also believes that its stock option plan enhances the motivation of its salaried manufacturing supervisors. The Company has coupled these incentives with a comprehensive safety program that emphasizes employee participation. The Company provides a 401(k) retirement savings plan to all employees with at least one year of service.
Products
Encore offers an electric building wire product line that consists primarily of NM-B cable, UF-B cable, THWN-2 and other types of wire products, including armored cable. The Company’s NM-B, UF-B, THWN-2 and armored cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to the customers that buy the products it manufactures. The Company maintains approximately 7,000 stock-

keeping units (“SKUs”) of building wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with or without an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from buildings. UF-B cable is composed of two or three PVC insulated copper wire conductors, with or without an un-insulated ground wire, all jacketed in PVC.
THWN-2 Cable. THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THWN-2 cable through protective pipe or conduit.
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
The manufacturing process for the Company’s various products involves multiple steps, including: casting, drawing, stranding, compounding, insulating, jacketing and armoring.
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

Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. No customer accounted for more than ten percent of net sales in 2008.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2008, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customers’ credit limits. The Company’s bad debt experience in 2008, 2007 and 2006 was 0.13%, 0.003% and 0.0% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customers’ credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2008, Encore had 753 employees, 645 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The remainder of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
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
The Company produces copper rod in its own rod fabrication facility. The Company produces copper rod from purchased copper cathodes and copper scrap. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2008, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.
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
Intellectual Property Matters
The Company owns the following federally registered trademarks: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,528,340 for the “NONLEDEX” mark; U.S. Registration Number 1,900,498 for the Miscellaneous Design mark; and U.S. Registration Number 2,263,692 for the “HANDY MAN’S CHOICE” mark. The current terms of trademark protection for these marks will expire on various dates between 2009 and 2015, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. The Company also owns the following pending applications: Application Number 77/252,066 for the “SUPER SLICK” mark, which was filed on August 10, 2007 and for which a Statement of Use was filed on December 29, 2008; Application Number 77/492,796 for the “MCMP MULTIPURPOSE” (Stylized) mark, which was filed on June 6, 2008 and was published for opposition on December 9, 2008; and Application Number 77/648,850 for the “EMERGMC RED” mark, which was filed on January 13, 2009. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
Internet Address/SEC Filings
The Company’s Internet address is http://www.encorewire.com. Under the “Investors” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, director and officer reports under Section 16 and any amendments to these reports. All such reports are available free of charge and are available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 90.3% and 86.5% of its costs of goods sold during 2008 and 2007, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Operating Results May Fluctuate
Encore’s quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, its operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industries, which are the end users of the Company’s products, are cyclical and are affected by a number of factors including changes in interest rates, the general condition of the economy and market demand. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend in 2007 and 2008 which has adversely affected the Company’s business as further described herein. The current “credit crisis” may further impede the housing and commercial building markets going forward. There can be no assurance that future downturns in the residential, commercial or industrial construction industries will not have a material adverse effect on the Company.
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
Future Sales of Common Stock Could Affect the Price of the Common Stock
No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the Common Stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 121 acres and consist of buildings containing approximately 1,396,000 square feet of floor space, of which approximately 81,000 square feet is used for office space and 1,315,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of March 1, 2009, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	45	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	52	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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

	High	Low
2008
First Quarter	$18.42	$15.45
Second Quarter	24.71	18.05
Third Quarter	22.72	17.63
Fourth Quarter	19.51	13.56

2007
First Quarter	$27.45	$21.16
Second Quarter	30.99	24.64
Third Quarter	31.92	22.25
Fourth Quarter	26.93	15.50
As of February 27, 2009, there were 55 record holders of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2008. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business. The Company repurchased 265,600 and 124,400 shares of its common stock during the years ended December 31, 2008 and 2007, respectively. For further information see Note 8 of the Consolidated Financial Statements under “Item 8, Financial Statements and Supplementary Data.”
Issuer Purchases of Equity Securities

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet
	(a)	(b)	part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
October 1, 2008 – October 31, 2008	92,700	$14.42	92,700	650,000
November 1, 2008 – November 30, 2008	40,000	$13.87	40,000	610,000
December 1, 2008 – December 31, 2008	0	N/A	0	610,000
Total	132,700	$14.25	132,700	610,000

Note:	On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. On November 7, 2007, the Company repurchased 10,000 shares. The Company’s Board of Directors authorized an extension of this stock repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. Subsequent to that date, shares were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007. The Company’s Board of Directors authorized an extension of this stock repurchase program through February 28, 2010 and authorized the Company to repurchase up to the remaining 610,000 shares of its common stock.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2008.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	633,976	$11.54	147,300

Equity compensation plans not approved by security holders	0	0	0

TOTAL	633,976	$11.54	147,300

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The following graph sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Peer Group and Zacks Total Return Index for The Nasdaq Stock Market (U.S. companies).
The Company believes that although the companies included in the Peer Group engage in activities beyond the Company’s building wire line of business, they reasonably reflect the Company’s peers in the wire and cable industry.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, PEER GROUP AND ZACKS TOTAL RETURN INDEX
FOR THE NASDAQ STOCK MARKET (U.S.)
Notes

(1)	Data complete through last fiscal year.

(2)	The Peer group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Superior Essex Inc. These are the same companies that the Company used as its peer group in the total return index in the annual report on Form 10-K that the Company filed last year. In August 2008, Superior Essex Inc. was acquired by LS Cable Ltd. and removed from listing on the NASDAQ Stock Market, LLC. The peer group index uses only the peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(3)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

(4)	The index level for all series was set to $100.00 on 12-31-2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Income Data:

Net sales	$1,081,132	$1,184,786	$1,249,330	$758,089	$603,225

Cost of goods sold	957,767	1,073,451	1,005,037	632,842	506,819

Gross profit	123,365	111,335	244,293	125,247	96,406

Selling, general and administrative expenses	61,180	60,400	59,793	46,335	42,218

Operating income	62,185	50,935	184,500	78,912	54,188

Other income (expense):

Interest and other income (expense)	2,416	1,709	(74)	(7)	473

Interest expense	(4,704)	(5,834)	(7,686)	(3,929)	(2,857)

Income before income taxes	59,897	46,810	176,740	74,976	51,804

Income tax expense	20,126	16,014	61,607	24,898	18,444

Net income	$39,771	$30,796	$115,133	$50,078	$33,360

Net income per common and common equivalent shares – basic	$1.72	$1.32	$4.95	$2.17	$1.45

Net income per common and common equivalent shares – diluted	$1.70	$1.30	$4.86	$2.13	$1.42

Weighted average common and common equivalent shares – basic	23,113	23,342	23,254	23,117	23,018

Weighted average common and common equivalent shares – diluted	23,396	23,690	23,674	23,537	23,528

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:

Working capital	$378,033	$346,910	$333,865	$199,113	$132,682

Total assets	533,339	513,912	474,157	348,476	251,515

Long-term debt, net of current portion	100,675	100,910	98,974	70,438	49,836

Stockholders’ equity	389,619	354,969	327,121	210,535	159,544

Dividends paid	1,853	1,867	—	—	—

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
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to $1.081 billion in net sales in 2008. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales only where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend through 2007 and 2008. Nationally, commercial construction had been relatively strong through 2007, but slowed down in 2008. According to various industry forecasts the future is unclear for the next few years. The current “credit crisis” could negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available, however, remodeling activity tends to trend up when new construction slows down.
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 90.3%, 86.5% and 82.3% of the Company’s cost of goods sold during fiscal 2008, 2007 and 2006, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. In 2006, copper prices rose quickly from January through May and then slowly descended throughout the rest of the year. In 2007, copper prices began the year at what proved to be a low point and then moved upward and traded in a fairly wide range during the year with significant volatility. In 2008, copper prices rose during the first quarter and then held at high levels through early July, before beginning a precipitous decline through the rest of the year falling from a COMEX close of $3.92 per pound on July 1st to close at $1.39 per pound on December 31st. This unprecedented swift decline in copper prices mirrored that of many other commodities in the second half of 2008. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	80.0	78.4	66.2
Other raw materials	6.6	6.3	5.0
Depreciation	1.2	1.1	.9
Labor and overhead	5.6	5.4	4.6
LIFO adjustment	(4.8)	(.6)	3.7
Lower cost or market adjustment	0.0	0.0	0.0

	88.6	90.6	80.4

Gross profit	11.4	9.4	19.6
Selling, general and administrative expenses	5.7	5.1	4.8

Operating income	5.7	4.3	14.8
Other (income) expense, net	0.2	0.3	0.7

Income before income taxes	5.5	4.0	14.1
Income tax expense	1.8	1.4	4.9

Net income	3.7%	2.6%	9.2%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2008, 2007 and 2006. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.081 billion in 2008, compared to $1.185 billion in 2007 and $1.249 billion in 2006. The 9% decrease in net sales in 2008 versus 2007 was primarily the result of a 4% increase in the average selling price of product sold offset by a 12% decrease in the volume of copper pounds of product sold affected slightly by a change in the mix of product sold. Unit volume declined in concert with declining industry sales due to the continued low level of housing construction and the deterioration of commercial construction in the United States as discussed throughout this report. The average price of copper purchased, however, decreased by 1%. This decreased cost of copper and increased price of wire sold expanded the spread between the sales price of wire and the price of raw copper, increasing margins. Margins were lowest during the second quarter, during which price cutting by the Company’s competitors was at its peak. Margins improved in the second half of the year even though copper prices declined precipitously. The margins were at their highest in the fourth quarter as the Company and the industry were able to cut the selling price of wire slower than copper prices fell, driving spreads and corresponding earnings higher.
The 5% decrease in net sales in 2007 versus 2006 was primarily the result of a 6% decrease in the average selling price of product sold along with a change in the mix of product sold offset slightly by a 1% increase in the volume of copper pounds of product sold. The average price of copper purchased, however, increased by 5%. The drop in the average selling price in 2007, despite a 5% increase in copper costs, reinforces the point (as mentioned numerous times in this document) that building wire is a commodity product sold in a highly competitive industry and Encore is forced to sell at or near market prices. This increased cost of copper and decreased price of wire sold compressed the spread between the sales price of wire and the price of raw copper, affecting margins adversely. Margins were low throughout most of 2007, with the second quarter being the only quarter in which the Company experienced a significant increase in margins and earnings. Margins were at their lowest in the fourth quarter, during which copper prices were volatile and price cutting by competitors was rampant.
In 2006, the Company realized an increase in the spread between the sales price of wire and the price of raw copper for the year as a whole, although the quarterly spreads varied widely. Margins during 2006 were volatile. The first quarter of 2006 had lower spreads. However, during the second quarter as copper ran to a record high COMEX price of $4.07 per pound on May 23, 2006, spreads rose to a record high. Margins and spreads slowly declined in the third quarter and then accelerated their decline in the fourth quarter of 2006.
Cost of goods sold was $958 million in 2008, compared to $1.073 billion in 2007 and $1.005 billion in 2006. Copper costs were $865.2 million in 2008 compared to $929.0 million in 2007 and $826.8 million in 2006. Copper costs as a percentage of net sales increased to 80.0% in 2008 from 78.4% in 2007 and 66.2% in 2006. The increase as a percentage of net sales was due to copper costs increasing more than other costs. Other raw material costs as a percentage of net sales were 6.6%, 6.3% and 5.0%, in 2008, 2007, and 2006, respectively. Percentage increases in all material costs in 2008 were offset by a 4.8% LIFO credit. This credit was generated in the fourth quarter as commodity prices fell.
The increase in 2007 is due primarily to the decrease in average sales prices for the Company’s products as discussed above, along with an increase in plastic prices driven by higher oil prices. Depreciation, labor and overhead costs as a percentage of net sales were 6.8% in 2008, compared to 6.5% in 2007 and 5.5% in 2006. The percentage increase in 2008 was due primarily to lower production volumes in concert with lower unit sales. The percentage increase in 2007 was due to the lower production volumes and decrease in unit inventory at year-end, coupled with slightly higher overhead costs during the year.
Inventories consist of the following at December 31 (in thousands):

	2008	2007	2006

Raw materials	$16,184	$28,190	$18,259
Work-in-process	8,746	14,919	17,998
Finished goods	63,718	113,756	149,962

	88,648	156,865	186,219
Adjust to LIFO cost	(23,115)	(74,852)	(82,272)
Lower of cost or market adjustment	—	—	—

	$65,533	$82,013	$103,947

Copper prices began 2008 at a relative low point in the first quarter and then trended upward in the second quarter, peaking in early July and then dropping dramatically through the second half of the year in concert with the global collapse of commodity prices. The 2008 year-end price of copper was significantly below the 2007 year-end price. The unit volume of inventory on-hand also decreased in 2008. These factors resulted in the 2008 year-end inventory value of all inventories using the LIFO method being $23.1 million less than the FIFO value, and $51.7 million less than at the end of 2007. This resulted in a corresponding decrease of $51.7 million in cost of goods sold for the year. Due to the management of inventory levels commensurate with declining unit sales volumes during 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the inventory layer established in 2005. Part of the 2006 layer was depleted in 2007. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $1.5 million for the full year and net income for the full year by $1.0 million.
Copper prices began 2007 at a relative low point in the first quarter and then trended upward significantly in the second quarter, trading in a fairly wide range during the year with significant volatility from month to month. The 2007 year-end price of copper was slightly below the 2006 year-end price. The unit volume of inventory on-hand also decreased in 2007. These factors resulted in the 2007 year-end inventory value of all inventories using the LIFO method being $74.9 million less than the FIFO value, and $7.4 million less than at the end of 2006. This resulted in a corresponding decrease of $7.4 million in cost of goods sold for the year. Due to the management of inventory levels commensurate with declining unit sales volumes during 2007, the Company liquidated a portion of the LIFO inventory layer established in 2006. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $689,000 for the full year and net income for the full year by $454,000.
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
Gross profit was $123.4 million, or 11.4% of net sales in 2008 compared to $111.3 million, or 9.4% of net sales in 2007 and $244.3 million or 19.6% of net sales in 2006. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $48.0 million in 2008, $51.1 million in 2007 and $51.2 million in 2006. As a percentage of net sales, selling expenses increased slightly to 4.5% in 2008, versus 4.3% in 2007 and 4.1% in 2006. The 2008 increase is attributable to freight costs increasing on both a percentage and per pound basis due to high diesel fuel costs in 2008 and some shifts in regional sales. 2007 was almost unchanged from 2006. General and administrative expenses, as a percentage of net sales, were 1.0% in 2008, 0.8% in 2007 and

0.7% in 2006. The 2008 percentage increase is due to the semi-fixed costs being divided by lower dollar sales. 2007 was almost unchanged from 2006. During 2008, the Company wrote off $1.4 million in receivables which were uncollectible, almost entirely due to one customer. The Company wrote these amounts off against the bad debt reserve. The Company expensed $2.4 million or 0.2% of net sales during the year resulting in a bad debt reserve balance of $2.0 million. This balance was raised to this level at year-end after taking into account the current state of the U.S. economy among other factors.
Interest expense decreased to $4.7 million in 2008 from $5.8 million in 2007 and $7.7 million in 2006. The 2008 decrease was due to lower average interest rates versus 2007 on the same amount of debt. The decrease in 2007 was due to the lower average debt levels versus 2006. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $659,000 in 2008, $829,000 in 2007 and $657,000 in 2006.
The Company’s effective tax rate was 33.6% in 2008, 34.2% in 2007 and 34.9% in 2006. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities that generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. Accordingly, the impact of any deductions is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2008 effective tax rate approximately 1.5%.
As a result of the foregoing factors, the Company’s net income was $39.8 million in 2008, $30.8 million in 2007 and $115.1 million in 2006.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net income	$39,771	$30,796	$115,133

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,933	13,819	12,437
Other non-cash items	7,028	5,358	(2,113)
(Increase) decrease in accounts receivable, inventory and other assets	113,516	17,830	(74,087)
Increase (decrease) in trade accounts payable accrued liabilities and other liabilities	(12,289)	16,982	(37,119)

Net cash provided by (used in) operating activities	161,959	84,785	14,251

Investing activities:
Purchases of property, plant and equipment (net)	(17,635)	(28,232)	(22,112)

Financing activities:
Increase (decrease) in indebtedness, net	—	—	28,800
Issuances of common stock	156	622	692
Tax benefit of option exercise	98	95	805
Deferred financing fees	—	—	(455)
Dividends paid	(1,853)	(1,867)	—
Termination of interest rate swap	—	929	—
Purchase of treasury stock	(3,954)	(2,040)	—

Net cash provided by (used in) financing activities	(5,553)	(2,261)	29,842

Net increase (decrease) in cash	$138,771	$54,292	$21,981

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2008, as computed under the Financing Agreement, as amended, was $147,191,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1)

LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2008, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the year ended December 31, 2008, $235,000 was recognized as a reduction in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of December 31, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At December 31, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Effective June 30, 2007, the Company consummated a reorganization in order to simplify its corporate structure and become an operating company. As a part of the reorganization, the Company became the primary obligor of the indebtedness under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. The Company entered into amendments to each of such agreements and issued new notes to the banks, the 2004 Note Purchasers and the 2006 Note Purchasers.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. On November 7, 2007, the Company repurchased 10,000 shares. The Company’s Board of Directors authorized an extension of this stock repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. Subsequent to that date, shares were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007. The Company’s Board of Directors authorized an extension of this stock repurchase program through February 28, 2010 and authorized the Company to repurchase up to the remaining 610,000 shares of its common stock.
Cash provided by operations was $162.0 million in 2008 compared to cash provided by operations of $84.8 million in 2007 and cash provided by operations of $14.3 million in 2006. The increase in cash provided by operations of $77.2 million in 2008 versus 2007 was due primarily to the $90.2 million positive change in accounts receivable, a $9.6 million positive swing in prepaid expenses and a $9.0 million positive change in net income, offset primarily by a $28.7 million negative swing in accounts payable and accrued liabilities. Receivables decreased dramatically in the fourth quarter of 2008 as copper prices plunged in concert with the global collapse in commodity prices driving down the selling price of copper electric building wire as discussed throughout this report. Inventories, net of the LIFO reserve also declined by $16.5 million in 2008 after a similar decline of $21.9 million in 2007. Accounts payable and accrued liabilities decreased dramatically in 2008 due to the drop in commodity prices along with the Company having paid for virtually all of its 2008 purchases prior to year-end. Very little raw material was received in the latter part of December 2008 ahead of a planned holiday maintenance shut-down.
The increase in cash provided by operations of $70.5 million in 2007 versus 2006 was due primarily to the $48.2 million positive change in accounts receivable, a $58.0 million positive change in inventory and a $46.1 million positive change in current income taxes payable. These positive cash flows were offset by the $84.3 million negative change in net income in 2007 versus 2006 and a $14.3 million negative change in prepaid expenses. Unlike 2006, 2007 did not see the large increases in accounts receivable and inventory balances. Receivables were virtually flat in 2007 and net inventories declined by $21.9 million during the year. The positive change in taxes is due to the fact that at the end of 2006, the Company was owed a large tax refund as explained below. At the end of 2007 the Company was owed approximately $9.8 million from various tax jurisdictions, principally the I.R.S.
Cash used in investing activities decreased to $17.6 million in 2008 from $28.2 million in 2007 and $22.1 million in 2006. In 2008, capital expenditures were made on several machinery projects. In 2007, capital expenditures were made primarily to construct a new office building and continue the armored cable expansion. During 2006 capital expenditures were made primarily in conjunction with the building of the new armored cable plant and purchasing associated machinery.
The cash used in financing activities of $5.6 million in 2008 consisted primarily of $4.0 million for the stock repurchase program discussed above and $1.9 million to pay dividends. The cash used in financing activities of $2.3 million in 2007 was used primarily for the stock repurchase program of $2.0 million and to pay dividends of $1.9 million, offset by the $0.9 million cash received to terminate a swap agreement discussed above and $0.6 million of proceeds from the issuance of company stock related to employees exercising stock options. The cash provided by financing activities of $29.8 million in 2006 was used primarily to fund increased working capital requirements and capital expenditures as discussed above.
During 2009, the Company expects its capital expenditures will consist primarily of maintaining and adding manufacturing equipment for its building wire operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2008.

	Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$100,000	$—	$—	$100,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	25,084	25,084	—	—	—

Total	$125,084	$25,084	$—	$100,000	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $4.6 million of capital equipment and construction purchase orders open as of December 31, 2008.
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

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2008, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. Statement 162 became effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on the consolidated financial statements.

Information Regarding Forward-Looking Statements
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
Interest rate risk is attributable to the Company’s long-term debt. The Company is a party to the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. Amounts outstanding under the Financing Agreement, as amended, are payable on August 6, 2013, with interest payments due quarterly. Amounts outstanding under the $45 million 2004 Note Purchase Agreement are payable on August 27, 2011, with interest only payments due semi-annually. Amounts outstanding under the $55 million 2006 Note Purchase Agreement are payable on September 30, 2011, with interest only payments due quarterly. At December 31, 2008, the balance outstanding under the Financing Agreement was zero and the collective balance outstanding under the 2004 and 2006 Note Purchase Agreements was $100 million, and the average interest rate was 4.66%. There is inherent rollover risk for borrowings under the Financing Agreement as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Holding borrowing levels at December 31, 2008 constant, an average 1% interest rate increase in 2009 would increase interest expense by $1,000,000.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 5, 2009

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2008	2007

Assets
Current assets:
Cash and cash equivalents	$217,666	$78,895
Accounts receivable, net of allowance for losses of $2,000 and $1,003 in 2008 and 2007, respectively	126,184	216,780
Inventories	65,533	82,013
Income taxes receivable	1,587	9,784
Current deferred income taxes	—	—
Prepaid expenses and other	788	8,503

Total current assets	411,758	395,975

Property, plant and equipment – at cost:
Land and land improvements	11,727	10,837
Construction-in-progress	7,483	10,058
Buildings and improvements	65,026	61,342
Machinery and equipment	156,234	142,867
Furniture and fixtures	6,604	6,124

	247,074	231,228

Accumulated depreciation	(125,632)	(113,397)

Property, plant and equipment – net	121,442	117,831

Other assets	139	106

Total assets	$533,339	$513,912

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,639	$22,170
Accrued liabilities	20,104	23,162
Current deferred income taxes	8,982	3,733

Total current liabilities	33,725	49,065

Noncurrent deferred income taxes	9,320	8,968
Long-term notes payable	100,675	100,910
Other long-term liabilities	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares– 2,000,000. Issued and outstanding shares – none
Common stock, $.01 par value: Authorized shares – 40,000,000 Issued shares – 26,145,452 in 2008 and 26,123,952 in 2007	262	261
Additional paid-in capital	42,486	41,806
Treasury stock, at cost – 3,148,950 and 2,883,350 shares in 2008 and 2007, respectively	(21,269)	(17,315)
Retained earnings	368,140	330,217

Total stockholders’ equity	389,619	354,969

Total liabilities and stockholders’ equity	$533,339	$513,912

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2008	2007	2006

Net sales	$1,081,132	$1,184,786	$1,249,330
Cost of goods sold	957,767	1,073,451	1,005,037

Gross profit	123,365	111,335	244,293

Selling, general and administrative expenses	61,180	60,400	59,793

Operating income	62,185	50,935	184,500

Other income (expense):
Interest and other income	2,416	1,709	(74)
Interest expense	(4,704)	(5,834)	(7,686)

Income before income taxes	59,897	46,810	176,740

Income tax expense	20,126	16,014	61,607

Net income	$39,771	$30,796	$115,133

Weighted average common shares — basic	23,113	23,342	23,254

Basic earnings per common share	$1.72	$1.32	$4.95

Weighted average common shares — diluted	23,396	23,690	23,674

Diluted earnings per common share	$1.70	$1.30	$4.86

Cash dividends per share	$0.08	$0.08	$0.02

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Treasury	Retained
In Thousands, Except Per Share Data	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2005	25,939	$259	$38,932	$(15,275)	$186,619	$210,535
Net income	—	—	—	—	115,133	115,133
Proceeds from exercise of stock options	96	1	691	—	—	692
Tax benefit on exercise of stock options	—	—	805	—	—	805
Stock-based compensation	—	—	421	—	—	421
Dividend declared — $0.02 per share	—	—	—	—	(465)	(465)
Purchase of treasury stock	—	—	—	—	—	—

Balance at December 31, 2006	26,035	260	40,849	(15,275)	301,287	327,121
Net income	—	—	—	—	30,796	30,796
Proceeds from exercise of stock options	89	1	621	—	—	622
Tax benefit on exercise of stock options	—	—	95	—	—	95
Stock-based compensation	—	—	241	—	—	241
Dividend declared — $0.08 per share	—	—	—	—	(1,866)	(1,866)
Purchase of treasury stock	—	—	—	(2,040)	—	(2,040)

Balance at December 31, 2007	26,124	261	41,806	(17,315)	330,217	354,969
Net income	—	—	—	—	39,771	39,771
Proceeds from exercise of stock options	21	1	155	—	—	156
Tax benefit on exercise of stock options	—	—	98	—	—	98
Stock-based compensation	—	—	427	—	—	427
Dividend declared — $0.08 per share	—	—	—	—	(1,848)	(1,848)
Purchase of treasury stock	—	—	—	(3,954)	—	(3,954)

Balance at December 31, 2008	26,145	$262	$42,486	$(21,269)	$368,140	$389,619

See accompanying notes

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2008	2007	2006

Operating Activities
Net income	$39,771	$30,796	$115,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,933	13,819	12,437
Deferred income taxes	5,601	5,151	(1,948)
Excess tax benefits of options exercised	(98)	(95)	(805)
Stock-based compensation	427	241	421
Provision for bad debts	2,413	150	180
Other	101	(89)	40
Changes in operating assets and liabilities:
Accounts receivable	88,183	(1,967)	(50,213)
Inventories	16,480	21,934	(36,016)
Prepaid expenses and other	7,570	(2,137)	12,142
Trade accounts payable and accrued liabilities	(20,584)	8,148	138
Current income taxes payable (receivable)	8,295	8,834	(37,258)

Net cash provided by operating activities	162,092	84,785	14,251

Investing Activities
Purchases of property, plant and equipment	(17,962)	(28,491)	(22,423)
Proceeds from sale of assets	363	254	312
Other	(36)	5	(1)

Net cash used in investing activities	(17,635)	(28,232)	(22,112)

Financing Activities
Proceeds from issuance of private placement debt	—	—	55,000
Repayments of long-term note payable, net	—	—	(26,200)
Proceeds from issuance of common stock, net	156	622	692
Excess tax benefits of options exercised	98	95	805
Deferred financing fees	(133)	—	(455)
Dividend paid	(1,853)	(1,867)	—
Termination of interest rate swap	—	929	—
Purchase of treasury stock	(3,954)	(2,040)	—

Net cash provided by (used in) financing activities	(5,686)	(2,261)	29,842

Net increase in cash and cash equivalents	138,771	54,292	21,981
Cash and cash equivalents at beginning of year	78,895	24,603	2,622

Cash and cash equivalents at end of year	$217,666	$78,895	$24,603

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2008
1. Significant Accounting Policies
Business
The Company conducts its business in one segment – the manufacture of copper electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 30 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 90.3%, 86.5%, and 82.3% of its cost of goods sold during 2008, 2007, and 2006, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. Statement 162 became effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on the consolidated financial statements.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $19.9 million, $19.5 million, and $18.1 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.

1. Significant Accounting Policies (continued)
Concentrations of Credit Risk
The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term notes payable	$100,675	$100,025	$100,910	$98,916
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

Allowance for Losses Progression (In Thousands of Dollars)	2008	2007	2006

Beginning balance January 1	$1,003	$884	$690
(Write offs) of bad debts, net of collections of previous write offs	(1,416)	(31)	14
Bad debt provision	2,413	150	180

Ending balance at December 31	$2,000	$1,003	$884

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, the Company’s cash equivalents consisted of investments in money market funds with the Company’s banks.
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

1. Significant Accounting Policies (continued)
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands of Dollars	2008	2007

Raw materials	$16,184	$28,190
Work-in-process	8,746	14,919
Finished goods	63,718	113,756

	88,648	156,865
Adjust to LIFO cost	(23,115)	(74,852)
Lower of cost or market adjustment	—	—

	$65,533	$82,013

During 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the full year by $1.0 million.
During 2007, the Company liquidated a portion of the LIFO inventory layer established in 2006, which favorably impacted net income for the full year by $454,000.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2008	2007

Sales volume discounts payable	$12,706	$15,590
Property taxes payable	2,207	1,940
Commissions payable	1,240	2,317
Accrued salaries	2,572	2,377
Other accrued liabilities	1,379	938

	$20,104	$23,162

4. Long-Term Notes Payable
Long-term notes payable consist of the following as of December 31:

In Thousands of Dollars	2008	2007

5.27% Senior Notes due 2011	$45,000	$45,000
Floating Rate Senior Notes due 2011	55,000	55,000
Unrecognized gain on swap termination	675	910

	$100,675	$100,910

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of the reorganization transaction described below that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2008, as computed under the Financing Agreement, as amended, was $147,191,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2008, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the year ended December 31, 2008, $235,000 was recognized as a reduction in interest expense in the accompanying consolidated statements of income.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of December 31, 2008. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At December 31, 2008, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase

4. Long-Term Notes Payable (continued)
Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Effective June 30, 2007, the Company consummated a reorganization in order to simplify its corporate structure and become an operating company. As a part of the reorganization, the Company became the primary obligor of the indebtedness under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. The Company entered into amendments to each of such agreements and issued new notes to the banks, the 2004 Note Purchasers and the 2006 Note Purchasers.
The Company paid interest totaling $4.7 million, $5.8 million and $7.7 million in 2008, 2007 and 2006, respectively. The Company capitalized $659,000, $829,000 and $657,000 of interest in 2008, 2007 and 2006, respectively.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the year ended December 31:

In Thousands of Dollars	2008	2007	2006

Current:
Federal	$13,630	$10,310	$61,073
State	895	553	2,482
Deferred	5,601	5,151	(1,948)

	$20,126	$16,014	$61,607

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the year ended December 31:

In Thousands of Dollars	2008	2007	2006

Amount computed using the statutory rate	$20,964	$16,384	$61,859
State income taxes, net of federal tax benefit	613	363	1,614
Qualified domestic production activity deduction	(876)	(656)	(1,868)
Other items	(575)	(77)	2

	$20,126	$16,014	$61,607

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2008 and 2007, is as follows:

	Deferred Tax Asset (Liability)
	2008		2007
In Thousands of Dollars	Current	Non-current	Current	Non-current

Depreciation	$—	$(9,320)	$—	$(8,968)
Inventory	(9,623)	—	(3,885)	—
Allowance for doubtful accounts	725	—	363	—
Uniform capitalization rules	96	—	123	—
Other	(180)	—	(334)	—

	$(8,982)	$(9,320)	$(3,733)	$(8,968)

The Company made income tax payments of $15.1 million in 2008, $19.8 million in 2007 and $99.5 million in 2006.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. This deduction lowered the Company’s effective tax rate by $876,000, or approximately 1.5%, for 2008.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company’s federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain

5. Income Taxes (continued)
subject to examination for various periods subsequent to December 31, 2003. The Company has no reserves for uncertain tax positions as of December 31, 2008. Furthermore, the Company is not aware of any anticipated transactions or tax positions in the foreseeable future that would create a need to establish a reserve for any uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
6. Stock Options
The Company has one stock option plan that provides for the grant of stock options to its directors, officers and key employees. The Company grants stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options are granted with maximum terms of ten years.
During 2008, 2007 and 2006, the Company recorded $426,388, $241,579 and $420,524, respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $98,494, $95,315 and $805,244 for the years ended December 31, 2008, 2007 and 2006, respectively.
The following presents a summary of stock option activity for the year ending December 31, 2008 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Outstanding at December 31, 2007	504,476	$9.21
Granted	151,000	17.04
Exercised	(21,500)	7.21
Forfeited/Cancelled	0	N/A

Outstanding at December 31, 2008	633,976	$11.54	4.28	$4,705

Vested and exercisable at December 31, 2008	449,526	$7.89	2.40	$4,977

The fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.00%	3.91%	3.84%
Expected dividend yield	0.47%	0.42%	0.00%
Expected volatility	50.4%	50.8%	55.7%
Expected lives	5.0 years	5.0 years	5.0 years
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
During the years ended December 31, 2008, 2007, and 2006, the weighted average grant date fair value of options granted was $7.70, $9.18, and $19.63, respectively, and the total intrinsic value of options exercised was $283,000, $1.5 million, and $2.3 million, respectively. As of December 31, 2008, total unrecognized compensation cost related to non-vested stock options of $1.5 million was expected to be recognized over a weighted average period of 3.59 years.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2008	2007	2006

Numerator:
Net income	$39,771	$30,796	$115,133

Denominator:
Denominator for basic earnings per share – weighted average shares	23,113	23,342	23,254

Effect of dilutive securities:
Employee stock options	283	348	420

Denominator for diluted earnings per share –weighted average shares	23,396	23,690	23,674

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2008	2007	2006

Weighted average anti-dilutive stock options	208,750	50,000	50,000

Weighted average exercise price	$22.17	$37.95	$37.95
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. On November 7, 2007, the Company repurchased 10,000 shares. The Company’s Board of Directors authorized an extension of this stock repurchase program through December 31, 2008 and authorized the Company to repurchase up to the remaining 990,000 shares of its common stock. Subsequent to that date, shares were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007. The Company’s Board of Directors authorized an extension of this stock repurchase program through February 28, 2010 and authorized the Company to repurchase up to the remaining 610,000 shares of its common stock. The Company repurchased 265,600 and 124,400 shares of its stock in 2008 and 2007, respectively.
9. Contingencies
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company.
10. Encore Wire 401(k) Plan
The Company sponsors an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401(k) Plan.  The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401(k) Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment.  The Company’s matching contributions were $302,911, $369,241 and $327,007 in fiscal years 2008, 2007 and 2006, respectively.

11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $5.6 million, $6.2 million and $6.1 million in fiscal years 2008, 2007 and 2006, respectively, at prices that are no less favorable than are available from non-affiliated parties.  Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2008, 2007 and 2006, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than are available from non-affiliated parties. Each of these transactions was approved by the audit committee pursuant to the Related Party Transactions Policy.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Net sales	$281,759	$322,845	$296,338	$180,190
Gross profit	35,470	19,523	28,345	40,027
Net income	13,619	1,331	8,077	16,744
Net income per common share – basic	0.59	0.06	0.35	0.72
Net income per common share – diluted	0.58	0.06	0.34	0.72

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Net sales	$260,729	$333,635	$308,481	$281,941
Gross profit	24,744	47,562	25,519	13,510
Net income	6,439	19,710	5,755	(1,108)
Net income per common share – basic	0.28	0.84	0.25	(0.05)
Net income per common share – diluted	0.27	0.83	0.24	(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer believe that these controls and procedures were effective to ensure that information required to be disclosed by the Company in this annual report on Form 10-K for the year ended December 31, 2008 was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such report was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2008.  Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones Daniel L. Jones
President , Chief Executive Officer and Director

By:	/s/ Frank J. Bilban Frank J. Bilban
Vice President – Finance, Treasurer, Secretary
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 5, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The section entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16 (a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2009 sets forth certain information with respect to the directors of the Company, Section 16 (a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert, the procedures by which security holders may recommend nominees to the Board of Directors and the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
In connection with Company’s long-standing commitment to conduct its business in compliance with applicable laws and regulations and in accordance with its ethical principles, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers, directors, and advisors of the Company. The Code of Business Conduct and Ethics of the Company is available under the “Investors” section of the Company’s website at http://www.encorewire.com, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2009, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2009 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The section entitled “Executive Compensation – Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters – Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2009 sets forth certain information with respect to certain relationships and related transactions, and director independence, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Section entitled “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2009, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

ENCORE WIRE CORPORATION
Date: March 10, 2009	By:	/s/ DANIEL L. JONES
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Encore Wire Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES Daniel L. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

Signature	Title	Date

/s/ DONALD E. COURTNEY Donald E. Courtney	Director	March 10, 2009

/s/ JOHN H. WILSON John H. Wilson	Director	March 10, 2009

/s/ WILLIAM R. THOMAS, III William R. Thomas, III	Director	March 10, 2009

/s/ SCOTT D. WEAVER Scott D. Weaver	Director	March 10, 2009

/s/ THOMAS L. CUNNINGHAM Thomas L. Cunningham	Director	March 10, 2009

INDEX TO EXHIBITS**

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation, as amended through July 20, 2004 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.2	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.5	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.6	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.7	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

Exhibit
Number	Description

10.9	Master Note Purchase Agreement for $300,000,000 Aggregate Principal Amount of Senior Notes Issuable in Series, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.10	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 10, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 10, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 10, 2009 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated March 10, 2009 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan