Form 10-Q
period 2009-03-31
ENCORE WIRE CORP
filed 2009-05-08
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
Commission File Number: 000-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2274963
(State of Incorporation)	(I.R.S. Employer Identification Number)

1329 Millwood Road
McKinney, Texas	75069
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2009: 22,997,502

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$230,704	$217,666
Accounts receivable (net of allowance of $2,075 and $2,000)	109,663	126,184
Inventories	67,491	65,533
Prepaid expenses and other assets	4,408	788
Current income taxes receivable	980	1,587

Total current assets	413,246	411,758

Property, plant and equipment — at cost:
Land and land improvements	11,727	11,727
Construction in progress	10,076	7,483
Buildings and improvements	65,026	65,026
Machinery and equipment	159,949	156,234
Furniture and fixtures	6,674	6,604

Total property, plant, and equipment	253,452	247,074

Accumulated depreciation	(127,057)	(125,632)

Net property, plant, and equipment	126,395	121,442

Other assets	129	139

Total assets	$539,770	$533,339

Note:	The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2009	2008
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$12,844	$4,639
Accrued liabilities	12,592	20,104
Current deferred income taxes	10,201	8,982

Total current liabilities	35,637	33,725

Non-current deferred income taxes	9,611	9,320
Long term notes payable	100,615	100,675

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000;
Issued shares — 26,146,452 and 26,145,452	262	262
Additional paid-in capital	42,618	42,486
Treasury stock, at cost — 3,148,950 and 3,148,950 Shares	(21,269)	(21,269)
Retained earnings	372,296	368,140

Total stockholders’ equity	393,907	389,619

Total liabilities and stockholders’ equity	$539,770	$533,339

Note:	The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars, Except Per Share Data	2009	2008

Net sales	$144,485	$281,759
Cost of goods sold	126,650	246,289

Gross profit	17,835	35,470

Selling, general, and administrative expenses	10,608	14,467

Operating income	7,227	21,003

Net interest & other expenses	288	732

Income before income taxes	6,939	20,271

Provision for income taxes	2,323	6,652

Net income	$4,616	$13,619

Net income per common and common equivalent share — basic	$.20	$.59

Weighted average common and common equivalent share — basic	22,997	23,181

Net income per common and common equivalent share — diluted	$.20	$.58

Weighted average common and common equivalent share — diluted	23,277	23,454

Cash dividends declared per share	$.02	$.02

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2009	2008

OPERATING ACTIVITIES
Net income	$4,616	$13,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,494	3,573
Deferred income tax provision (benefit)	1,510	(2,833)
Other	104	268
Changes in operating assets and liabilities:
Accounts receivable	16,446	(18,798)
Inventory	(1,958)	5,597
Accounts payable and accrued liabilities	693	2,429
Other assets and liabilities	144	7,302
Current income taxes receivable / payable	609	18,068

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,658	29,225

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,225)	(3,921)
Proceeds from sale of equipment	46	31
Other	—	—

NET CASH USED IN INVESTING ACTIVITIES	(12,179)	(3,890)

FINANCING ACTIVITIES
Purchase of treasury stock	—	(2,063)
Proceeds from issuances of common stock	17	24
Dividends paid	(460)	(464)
Excess tax benefits of options exercised	2	17

NET CASH USED IN FINANCING ACTIVITIES	(441)	(2,486)

Net increase in cash and cash equivalents	13,038	22,849
Cash and cash equivalents at beginning of period	217,666	78,895

Cash and cash equivalents at end of period	$230,704	$101,744

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following:

	March 31,	December 31,
In Thousands of Dollars	2009	2008

Raw materials	$14,243	$16,184
Work-in-process	10,948	8,746
Finished goods	60,095	63,718

	85,286	88,648
Adjust to LIFO cost	(17,795)	(23,115)
Lower of cost or market adjustment	—	—

	$67,491	$65,533

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first quarter of 2009, the Company did not liquidate any LIFO inventory layers established in prior years. During 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the layer established in 2005. As a result, under the LIFO method, the inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted net income for the first quarter of 2008 by $658,000.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2009	2008

Sales volume discounts payable	$5,685	$12,706
Property taxes payable	575	2,207
Commissions payable	1,277	1,240
Accrued salaries	1,184	2,572
Other accrued liabilities	3,871	1,379

	$12,592	$20,104

NOTE 4 — NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share:

	Quarter Ended
	March 31,	March 31,
In Thousands	2009	2008

Numerator:
Net income	$4,616	$13,619

Denominator:
Denominator for basic earnings per share — weighted average shares	22,997	23,181

Effect of dilutive securities:
Employee stock options	280	273

Denominator for diluted earnings per share — weighted average shares	23,277	23,454

Weighted average employee stock options excluded from the determination of diluted earnings per share were 208,694 in 2009 and 125,030 in 2008. Such options were anti-dilutive for the respective periods.

NOTE 5 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of a reorganization transaction that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2009, as computed under the Financing Agreement, as amended, was $129,706,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On March 31, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the three months ended March 31, 2009 and 2008, $60,000 and $58,000 was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at March 31, 2009 was $614,737.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At March 31, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
NOTE 6 — STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first quarter of 2009 and 132,900 shares of its stock in the first quarter of 2008.
NOTE 7 — CONTINGENCIES
There are no material pending proceedings to which the Company is a party or of which any of its property is the subject. However, the Company is a party to litigation and claims arising out of the ordinary business of the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 90.3% and 86.5% of the Company’s cost of goods sold during fiscal 2008 and 2007, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2009 and 2008. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
Net sales for the first quarter of 2009 amounted to $144.5 million compared with net sales of $281.8 million for the first quarter of 2008. This dollar decrease was primarily the result of a 46.6% decrease in the price of wire sold and a 4.0% decrease in the volume of product shipped. The average cost per pound of raw copper purchased decreased 53.7% in the first quarter of 2009 compared to the first quarter of 2008, and was the principal driver of the decreased average sales price of wire. The Company believes the volume of wire sold decreased due to several factors including the slowdown in construction throughout the United States that continued in 2009 and the Company’s concerted efforts to support price increases in the building wire industry instead of cutting prices to increase volumes. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $126.7 million, or 87.7% of net sales, in the first quarter of 2009, compared to $246.3 million, or 87.4% of net sales, in the first quarter of 2008. Gross profit decreased to $17.8 million, or 12.3% of net sales, in the first quarter of 2009 versus $35.5 million, or 12.6% of net sales, in the first quarter of 2008. The decreased gross profit and gross margin percentages were primarily the result of the decreased wire “spreads” in 2009 versus 2008. In comparing the first quarter of 2009 to the first quarter of 2008, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the quarter. Margins were compressed as the “spread” between the price of wire sold and the cost of raw copper purchased decreased by 22.8%, in addition to the volume decrease discussed above.
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
As a result of decreasing copper costs, offset slightly by a small increase in the quantity of inventory on hand during the first quarter of 2009, a LIFO adjustment was recorded decreasing cost of sales by $5.3 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first quarter of 2009 were $7.6 million, or 5.2% of net sales, compared to $11.8 million, or 4.2% of net sales, in the first quarter of 2008. The dramatic drop in dollars was due to the fact that commissions paid to independent manufacturers reps are relatively constant as a percentage of sales, and therefore, fell in concert with the decreased sales dollars. This was offset somewhat on a percentage basis by freight costs which although down in dollar terms, still rose in percentage terms due to the decrease in sales. Commissions and freight are the only two components of selling expenses. General and administrative expenses increased to $3.0 million, or 2.1% of net sales, in the first quarter of 2009 compared to $2.6 million, or 0.9% of net sales, in the first quarter of 2008. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in the percentage of sales increase in 2009. The provision for bad debts was $75,000 in the first quarter of both 2009 and 2008.
The net interest and other income and expense category had a decrease in expense to $288,000 in the first quarter of 2009 from $732,000 in the first quarter of 2008, due primarily to lower floating interest rates on the Company’s long-term debt. Income Taxes were accrued at an effective rate of 33.5% in the first quarter of 2009 versus 32.8% in the first quarter of 2008 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income decreased to $4.6 million in the first quarter of 2009 from $13.6 million in the first quarter of 2008.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy the prompt delivery requirements of its customers. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. Prior to building the current substantial cash balance, the Company historically used its’ revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement has been amended four times. In 2006, the Financing Agreement was amended twice. The Financing Agreement was first amended May 16, 2006, to expand the Company’s line of credit from $85,000,000 to $150,000,000. The Financing Agreement was amended a second time on August 31, 2006, to expand the Company’s line of credit from $150,000,000 to $200,000,000. In 2007, the Financing Agreement was amended to reflect the Company as the primary obligor of the indebtedness as a result of a reorganization transaction that became effective June 30, 2007. The Financing Agreement was amended a fourth time on August 6, 2008, to decrease the Company’s line of credit from $200,000,000 to $150,000,000. The Financing Agreement, as amended, extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2009, as computed under the Financing Agreement, as amended, was $129,706,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On March 31, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the three months ended March 31, 2009 and 2008, $60,000 and $58,000 was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at March 31, 2009 was $614,737.

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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of March 31, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At March 31, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Cash provided by operating activities was $25.7 million in the first quarter of 2009 compared to $29.2 million in the first quarter of 2008. The following changes in components of cash flow were notable. Earnings decreased in 2009 versus 2008, providing $9.0 million less cash. Accounts receivable declined in the first quarter of 2009, providing $16.4 million in cash, while accounts receivable rose by $18.8 million in 2008, resulting in a use of cash. The dollar value of inventories increased slightly in 2009, consuming $2.0 million in cash versus a source of cash of $5.6 million due to a decrease in inventory in 2008. In 2009, there was $17.5 million less cash provided in the current income taxes receivable / payable category than in 2008, primarily due to the swing from a $9.8 million tax receivable at the end of 2007 to a $8.3 million payable at the end of Q-1 2008. These changes in cash flow were the primary drivers of the $3.5 million decrease in cash flow from operations in the first quarters of 2009 versus 2008.
Cash used in investing activities increased to $12.2 million in the first quarter of 2009 from $3.9 million in the first quarter of 2008. In 2009 and 2008, the funds were used primarily for equipment purchases. The first quarter of 2009 had larger expenditures than 2008 due to the timing of equipment purchases. The $441,000 of cash used by financing activities in the first quarter of 2009 was primarily a result of the Company’s payment of a dividend to stockholders. In 2009, the Company’s revolving line of credit remained at $0 throughout the quarter, with an ending cash balance of $230.7 million.
During the remainder of 2009, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2009 associated with these projects are currently estimated to be in the $19.0 to $23.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected sales increases and may be impacted by the price of copper. The Company believes that the current cash balance, the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2009.

Information Regarding Forward Looking Statements
This report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed by it in the reports it files with or submits to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files with or submits to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the period covered by this report.
PART II—OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first quarter of 2009 and 132,900 shares of its stock in the first quarter of 2008.
Item 5. Other Information.
On May 5, 2009, the Company entered into indemnification agreements with each of its current directors and officers (each, an “Indemnification Agreement”). The Board of Directors of the Company also authorized the Company to enter into an Indemnification Agreement with each future director and officer of the Company. Under each Indemnification Agreement, to induce the director or officer that is a party to such agreement to continue to provide services to the Company, the Company agreed to indemnify each director and officer who was, is or becomes involved in any threatened, pending, or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that such director or officer in good faith believes might lead to the foregoing actions, of any nature, as a result of his service to the Company, against any and all expenses (including attorneys’ fees) and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, or to be a witness in or to participate in connection with such action (“Expenses”). Additionally, the Company agreed to advance any and all Expenses actually incurred by such director or officer within ten days after the Company receives evidence of the incurrence of such Expenses.
The description of the Indemnification Agreement as set forth herein does not purport to be complete and is qualified in its entirety by reference to the form of the Indemnification Agreement which is attached hereto as Exhibit 10.11 and incorporated by reference herein.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION (Registrant)
Dated: May 8, 2009	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: May 8, 2009	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President — Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto.

3.2	Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 20, 2006 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006, by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent and, Bank of America, N.A. and Wells Fargo Bank National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

Exhibit
Number	Description

10.6	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.7	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.8	Master Note Purchase Agreement for $300,000,000 Aggregate Principal Amount of Senior Notes Issuable in Series, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.9	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.10*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.11	Form of Indemnification Agreement.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 8, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 8, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 8, 2009 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 8, 2009 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan.