Form 10-Q
period 2009-06-30
ENCORE WIRE CORP
filed 2009-08-07
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2274963 (I.R.S. Employer Identification Number)

1329 Millwood Road McKinney, Texas (Address of principal executive offices)	75069 (Zip Code)
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
Yes ☒ No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer ☒
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [ ] No ☒
Number of shares of Common Stock outstanding as of August 7, 2009: 23,006,302

ENCORE WIRE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In Thousands of Dollars	2009	2008
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$232,307	$217,666
Accounts receivable (net of allowance of $2,152 and $2,000)	111,636	126,184
Inventories	61,045	65,533
Prepaid expenses and other assets	5,166	788
Current income taxes receivable	2,035	1,587

Total current assets	412,189	411,758

Property, plant and equipment - at cost:
Land and land improvements	11,727	11,727
Construction in progress	7,362	7,483
Buildings and improvements	65,058	65,026
Machinery and equipment	166,170	156,234
Furniture and fixtures	6,742	6,604

Total property, plant and equipment	257,059	247,074

Accumulated depreciation	(130,389)	(125,632)

Net property, plant and equipment	126,670	121,442

Other assets	142	139

Total assets	$539,001	$533,339

Note:     The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
In Thousands of Dollars, Except Share Data	2009	2008
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$10,691	$4,639
Accrued liabilities	15,208	20,104
Current deferred income taxes	7,839	8,982

Total current liabilities	33,738	33,725

Non-current deferred income taxes	10,451	9,320
Long term notes payable	100,554	100,675

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	-	-
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,154,452 and 26,145,452	262	262
Additional paid-in capital	42,830	42,486
Treasury stock, at cost – 3,148,950 and 3,148,950 Shares	(21,269)	(21,269)
Retained earnings	372,435	368,140

Total stockholders’ equity	394,258	389,619

Total liabilities and stockholders’ equity	$539,001	$533,339

Note:    The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands, Except Per Share Data	2009	2008	2009	2008

Net sales	$159,351	$322,845	$303,836	$604,604
Cost of goods sold	147,491	303,322	274,141	549,610

Gross profit	11,860	19,523	29,695	54,994

Selling, general, and administrative expenses	10,730	16,923	21,338	31,390

Operating income	1,130	2,600	8,357	23,604

Net interest and other expenses	476	587	764	1,320

Income before income taxes	654	2,013	7,593	22,284

Provision for income taxes	54	682	2,377	7,334

Net income	$600	$1,331	$5,216	$14,950

Net income per common and common equivalent share – basic	$0.03	$0.06	$0.23	$0.65

Weighted average common and common equivalent shares – basic	22,999	23,120	22,998	23,138

Net income per common and common equivalent share – diluted	$0.03	$0.06	$0.22	$0.64

Weighted average common and common equivalent shares – diluted	23,299	23,426	23,288	23,427

Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2009	2008

OPERATING ACTIVITIES
Net income	$5,216	$14,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,006	7,156
Deferred income tax provision (benefit)	(12)	(1,945)
Other	191	343
Changes in operating assets and liabilities:
Accounts receivable	14,396	(23,205)
Inventory	4,488	14,119
Accounts payable and accrued liabilities	1,155	12,180
Other assets and liabilities	(646)	7,089
Current income taxes receivable / payable	(407)	6,943

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,387	37,630

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,064)	(9,269)
Proceeds from sale of equipment	117	166
Other	-	-

NET CASH USED IN INVESTING ACTIVITIES	(15,947)	(9,103)

FINANCING ACTIVITIES
Purchase of treasury stock	-	(2,063)
Proceeds from issuances of common stock	80	124
Dividends paid	(920)	(927)
Excess tax benefits of options exercised	41	85

NET CASH USED IN FINANCING ACTIVITIES	(799)	(2,781)

Net increase in cash and cash equivalents	14,641	25,746
Cash and cash equivalents at beginning of period	217,666	78,895

Cash and cash equivalents at end of period	$232,307	$104,641

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consisted of the following:

	June 30,	December 31,
In Thousands of Dollars	2009	2008

Raw materials	$9,664	$16,184
Work-in-process	14,119	8,746
Finished goods	74,227	63,718

	98,010	88,648
Adjust to LIFO cost	(36,965)	(23,115)
Lower of cost or market adjustment	–	–

	$61,045	$65,533

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the layer established in 2005. During the second quarter of 2009, the Company reduced inventory, liquidating a portion of the LIFO inventory layers established in 2005. As a result, under the LIFO method, the inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted net income for the second quarter of 2009 by $0.4 million and for the full year of 2008 by $1.0 million.

NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2009	2008

Sales volume discounts payable	$7,676	$12,706
Property taxes payable	1,199	2,207
Commissions payable	1,332	1,240
Accrued salaries	1,145	2,572
Other accrued liabilities	3,856	1,379

	$15,208	$20,104

NOTE 4 – NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share:

	Quarter Ended
	June 30,	June 30,
In Thousands	2009	2008

Numerator:
Net income	$600	$1,331

Denominator:
Denominator for basic earnings per share – weighted average shares	22,999	23,120

Effect of dilutive securities:
Employee stock options	300	306

Denominator for diluted earnings per share – weighted average shares	23,299	23,426

Weighted average employee stock options excluded from the determination of diluted earnings per share for the second quarters were 197,923 in 2009 and 208,750 in 2008. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Six Months Ended
	June 30,	June 30,
In Thousands	2009	2008

Numerator:
Net income	$5,216	$14,950

Denominator:
Denominator for basic earnings per share – weighted average shares	22,998	23,138

Effect of dilutive securities:
Employee stock options	290	289

Denominator for diluted earnings per share – weighted average shares	23,288	23,427

Weighted average employee stock options excluded from the determination of diluted earnings per share for the six months ended were 203,309 in 2009 and 166,890 in 2008. Such options were anti-dilutive for the respective periods.
NOTE 5 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2009, as computed under the Financing Agreement was $127,580,521. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On June 30, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the

Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the six months ended June 30, 2009 and 2008, $121,121 and $116,356, respectively, was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at June 30, 2009 was $553,873.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At June 30, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
As of June 30, 2009, the carrying value of the Company’s Fixed Rate Senior Notes was $45,553,873. As of June 30, 2009, the fair value of the Company’s Fixed Rate Senior Notes, estimated using a discounted cash flow analysis based on market yields, and taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity, was $46,129,189. As of June 30, 2009, the carrying value of the Company’s Floating Rate Senior Notes was $55,000,000, which approximated their fair value.
NOTE 6 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first half of 2009, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second quarter of 2008.

NOTE 7 – CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The complaint seeks unspecified damages and injunctive relief. The Company disputes Southwire’s claims and alleged damages and intends to defend the lawsuit vigorously.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
NOTE 8 – SUBSEQUENT EVENTS
Subsequent events were evaluated through August 7, 2009, the date the financial statements were issued.
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2009 and 2008. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
Net sales for the second quarter of 2009 amounted to $159.4 million compared with net sales of $322.8 million for the second quarter of 2008. This dollar decrease was primarily the result of a 38.1% decrease in the price of wire sold and a 20.2% decrease in the volume of product shipped. The average cost per pound of raw copper purchased decreased 44.4% in the second quarter of 2009 compared to the second quarter of 2008, and was the principal driver of the decreased average sales price of wire. The Company believes the volume of wire sold decreased due to several factors including, primarily, the slowdown in construction throughout the United States that continued in 2009 and the Company’s concerted efforts to support price increases in the building wire industry instead of cutting prices to increase volumes. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $147.5 million, or 92.6% of net sales, in the second quarter of 2009, compared to $303.3 million, or 94.0% of net sales, in the second quarter of 2008. Gross profit decreased to $11.9 million, or 7.4% of net sales, in the second quarter of 2009 versus $19.5 million, or 6.0% of net sales, in the second quarter of 2008. The decreased gross profit dollars were primarily the result of the decreased wire prices which fell in concert with raw material costs in 2009 versus 2008. However, in comparing the second quarter of 2009 to the second quarter of 2008, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the quarter. Margins were compressed as the “spread” between the price of wire sold and the cost of raw copper purchased decreased by 9.4%, in addition to the volume decrease discussed above. This compression occurred as a result of competitive industry pricing. The Company attempted to lead the industry with several price increases during the quarter, but met limited success, as the average price of wire increased less than the cost of raw copper increased, measured in dollars per pound of copper contained in the wire, as stated above.
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
As a result of increasing copper costs, offset somewhat by a decrease in the quantity of inventory on hand during the second quarter of 2009, a LIFO adjustment was recorded increasing cost of sales by $19.2 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the second quarter of 2009 were $8.0 million, or 5.0% of net sales, compared to $14.2 million, or 4.4% of net sales, in the second quarter of 2008. The dramatic drop in selling expense dollars was due to the fact that commissions paid to independent manufacturers’ representatives are relatively constant as a percentage of sales, and therefore, fell in relative proportion to the decreased sales dollars. This was offset somewhat on a percentage basis by freight costs which although down in dollar terms, still rose in percentage terms due to the decrease in sales. Commissions and freight are the only two components of selling expenses. General and administrative expenses remained flat at $2.7 million, or 1.7% of net sales, in the second quarter of 2009 compared to $2.7 million, or 0.8% of net sales, in the second quarter of 2008. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in the percentage of sales increase in 2009 in concert with the lower sales prices per pound as discussed above. The provision for bad debts was $75,000 in the second quarter of both 2009 and 2008.
The net interest and other expense category had a decrease in expense to $476,000 in the second quarter of 2009 from $587,000 in the second quarter of 2008, due primarily to lower floating interest rates on the Company’s long-term debt. Income taxes were accrued at an effective rate of 8.3% in the second quarter of 2009 versus 33.9% in the second quarter of 2008 consistent with the Company’s estimated liabilities. The effective income tax rate was unusually low in the second quarter of 2009 due to the fact that as earnings approach zero, certain permanent differences between book and tax become more significant and skew the quarterly tax accrual on a percentage basis.
As a result of the foregoing factors, the Company’s net income decreased to $600,000 in the second quarter of 2009 from $1.3 million in the second quarter of 2008.
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
Net sales for the first six months of 2009 amounted to $303.8 million compared with net sales of $604.6 million for the first half of 2008. This dollar decrease was the result of a 42.6% decrease in the average price of wire sold, in addition to a 12.4% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased decreased 49.0% in the first six months of 2009 compared to the first six months of 2008. In comparing the first half of 2009 to the first half of 2008, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the period. Margins were compressed as the “spread” between the price of wire sold and the cost of raw copper purchased decreased by 18.5%, due to competitive reasons discussed above. In addition, the unit volume decreased as discussed above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $274.1 million in the first six months of 2009, compared to $549.6 million in the first six months of 2008. Gross profit decreased to $29.7 million, or 9.8% of net sales, in the first six months of 2009 versus $55.0 million, or 9.1% of net sales, in the first six months of 2008. The decreased gross profit dollars were primarily the result of the 49.8% decrease in net sales dollars in the first six months of 2009 versus the same period in 2008 as discussed above.

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
As a result of increasing copper costs offset somewhat by a decreased amount of inventory on hand during the first six months of 2009, a LIFO adjustment was recorded increasing cost of sales by $13.8 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2009 decreased to $15.6 million, or 5.1% of net sales, compared to $26.0 million, or 4.3% of net sales, in the same period of 2008. The dramatic drop in selling expense dollars was due to the fact that commissions paid to independent manufacturers’ representatives are relatively constant as a percentage of sales, and therefore, fell in relative proportion to the decreased sales dollars. Those commissions amounted to 2.7% and 2.6% in the first six months of 2009 and 2008, respectively. General and administrative expenses increased marginally to $5.6 million, or 1.9% of net sales, in the first six months of 2009 compared to $5.2 million, or 0.9% of net sales, in the same period of 2008. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in the increased percentage of net sales in 2009. The provision for bad debts was $150,000 in the first six months of both 2009 and 2008.
Net interest and other expense was $764,000 in the first six months of 2009 compared to $1.3 million in the first half of 2008. The decrease was due primarily to lower floating interest rates on the Company’s long-term debt during the first half of 2009 than during the comparable period in 2008. Income taxes were accrued at an effective rate of 31.3% in the first six months of 2009 versus 32.9% in the first six months of 2008 consistent with the Company’s estimated liabilities. The effective income tax rate fell in the first six months of 2009 due to the reason outlined in the quarterly discussion above.
As a result of the foregoing factors, the Company’s net income decreased to $5.2 million in the first half of 2009 from $15.0 million in the first half of 2008.

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2009, as computed under the Financing Agreement was $127,580,521. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On June 30, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the six months ended June 30, 2009 and 2008, $121,121 and $116,356 was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at June 30, 2009 was $553,873.

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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as amended, as of June 30, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At June 30, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Cash provided by operations was $31.4 million in the first six months of 2009 compared to $37.6 million of cash provided by operations in the first six months of 2008. There are notable changes in components that deserve mention. Net income decreased $9.7 million in the first six months of 2009 versus the same period in 2008, reducing cash flow. Net income decreased due to the reasons highlighted in “Results of Operations”, above. Cash flow was increased significantly by a $14.4 million decrease in accounts receivable in the first six months of 2009 versus a use of cash of $23.2 million due to an increase in accounts receivable in the first six months of 2008, resulting in a $37.6 million increase in the first six months of 2009 versus the same period in 2008. This increase in cash flow in the first six months of 2009 was offset by a decrease in cash flow of $9.6 million due to a smaller reduction in inventory levels in the first six months of 2009 versus the same period in 2008. The Company reduced inventory dollars by reducing the units of inventory on hand in both years. The Company has made a concerted effort to manage inventory levels in the last two years in concert with lower sales volumes. Other decreases in cash flow between the first six months of 2008 and the same period in 2009 resulted from an $11.0 million dollar decrease in cash flow from the accounts payable and accrued liabilities category, which produced only $1.2 million in the first six months of 2009 and a $7.3 million reduction in the cash flow from current income taxes payable, due primarily to reduced earnings in the first six months of 2009.
Cash used in investing activities increased to $15.9 million in the first six months of 2009 from $9.1 million in the first six months of 2008. In both 2009 and 2008, the funds were used primarily for equipment purchases. Cash used in financing activities in the first six months of 2009 decreased to $799,000 from $2.8 million during the same period in 2008. Cash dividends of $920,000 and $927,000 were paid in the first six months of 2009 and 2008, respectively. However, in the first half of 2008, an additional $2.1 million was used to repurchase the Company’s common stock. The Company’s borrowings against its revolving line of credit remained at $0 throughout the first half of 2009, while the cash balance as of June 30, 2009, was $232.3 million.

During the remainder of 2009, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2009 associated with these projects are currently estimated to be in the $23.0 million to $25.0 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of expected sales increases and may be impacted by the price of copper. The Company believes that the current cash balance, the cash flow from operations and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2009.
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
Item 4. Controls and Procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed by it in the reports it files with or submits to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the

Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files with or submits to the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the period covered by this report.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The complaint seeks unspecified damages and injunctive relief. The Company disputes Southwire’s claims and alleged damages and intends to defend the lawsuit vigorously.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.

Item 1A.	Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first half of 2009, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of the stockholders of the Company was held at the Eldorado Country Club, 2604 Country Club Drive, McKinney, Texas, 75069, at 9:00 a.m., local time, on May 5, 2009.
The Board of Directors of the Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement, and all of such nominees were duly elected as reported below.
Out of a total of 22,996,502 shares of the Company’s common stock outstanding and entitled to vote at the meeting, 21,707,999 shares were present in person or by proxy, representing approximately 94% of the outstanding shares.
The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for and number of shares withheld from each nominee for director.

		NUMBER OF VOTES
NOMINEE FOR DIRECTOR	NUMBER OF VOTES FOR	WITHHELD
Donald E. Courtney	21,621,696	86,303
Thomas L. Cunningham	21,636,030	71,969
Daniel L. Jones	21,644,463	63,536
William R. Thomas III	21,612,884	95,115
Scott D. Weaver	21,495,845	212,154
John H. Wilson	21,401,644	306,355

The second matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was a resolution to approve Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2009. The resolution was adopted with the holders of 21,676,314 shares voting in favor of the resolution and the holders of 23,722 shares voting against the resolution. Holders of 7,958 shares abstained from voting, and there were no broker non-votes.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)
Dated: August 7, 2009	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 7, 2009	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Treasurer and Secretary Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1
Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

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

10.11	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.12	Form of Stock Option Agreement under the 1999 Stock Option Plan.

31.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 7, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 7, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 7, 2009 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 7, 2009 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan.