Form 10-Q
period 2009-09-30
ENCORE WIRE CORP
filed 2009-11-05
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2009
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
     Yes [   ] No ☒
Number of shares of Common Stock outstanding as of November 5, 2009: 23,006,302

ENCORE WIRE CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In Thousands of Dollars	2009	2008
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$213,593	$217,666
Accounts receivable (net of allowance of $2,203 and $2,000)	123,303	126,184
Inventories	59,216	65,533
Prepaid expenses and other assets	18,746	788
Current income taxes receivable	–	1,587

Total current assets	414,858	411,758

Property, plant and equipment - at cost:
Land and land improvements	11,727	11,727
Construction in progress	9,266	7,483
Buildings and improvements	68,125	65,026
Machinery and equipment	164,480	156,234
Furniture and fixtures	6,742	6,604

Total property, plant and equipment	260,340	247,074

Accumulated depreciation	(133,350)	(125,632)

Net property, plant and equipment	126,990	121,442

Other assets	211	139

Total assets	$542,059	$533,339

Note:	The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
In Thousands of Dollars, Except Share Data	2009	2008
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$15,856	$4,639
Accrued liabilities	15,468	20,104
Income taxes payable	4,539	–
Current deferred income taxes	2,102	8,982

Total current liabilities	37,965	33,725

Non-current deferred income taxes	9,349	9,320
Long term notes payable	100,492	100,675

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:	–	–
Authorized shares – 2,000,000; none issued
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,155,252 and 26,145,452	262	262
Additional paid-in capital	42,960	42,486
Treasury stock, at cost – 3,148,950 and 3,148,950 shares	(21,269)	(21,269)
Retained earnings	372,300	368,140

Total stockholders’ equity	394,253	389,619

Total liabilities and stockholders’ equity	$542,059	$533,339

Note:	The consolidated balance sheet at December 31, 2008, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands, Except Per Share Data	2009	2008	2009	2008

Net sales	$168,695	$296,338	$472,531	$900,942
Cost of goods sold	157,340	267,993	431,482	817,604

Gross profit	11,355	28,345	41,049	83,338

Selling, general, and administrative expenses	10,905	15,682	32,242	47,072

Operating income	450	12,663	8,807	36,266

Net interest and other expenses	340	485	1,105	1,804

Income before income taxes	110	12,178	7,702	34,462

Provision (benefit) for income taxes	(215)	4,101	2,162	11,435

Net income	$325	$8,077	$5,540	$23,027

Net income per common and common equivalent share – basic	$0.01	$0.35	$0.24	$1.00

Weighted average common and common equivalent shares – basic	23,006	23,125	23,001	23,142

Net income per common and common equivalent share – diluted	$0.01	$0.34	$0.24	$0.98

Weighted average common and common equivalent shares – diluted	23,308	23,415	23,294	23,432

Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2009	2008

OPERATING ACTIVITIES
Net income	$5,540	$23,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,330	10,563
Deferred income tax benefit	(6,851)	(215)
Other	67	572
Changes in operating assets and liabilities:
Accounts receivable	2,678	(16,980)
Inventory	6,317	16,816
Accounts payable and accrued liabilities	6,581	(2,673)
Other assets and liabilities	(18,096)	7,361
Current income taxes receivable / payable	6,169	7,120

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,735	45,591

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,726)	(12,860)
Proceeds from sale of equipment	4,162	267

NET CASH USED IN INVESTING ACTIVITIES	(15,564)	(12,593)

FINANCING ACTIVITIES
Deferred financing fees	–	(133)
Purchase of treasury stock	–	(2,063)
Proceeds from issuances of common stock	93	124
Dividends paid	(1,380)	(1,389)
Excess tax benefits of options exercised	43	84

NET CASH USED IN FINANCING ACTIVITIES	(1,244)	(3,377)

Net increase (decrease) in cash and cash equivalents	(4,073)	29,621
Cash and cash equivalents at beginning of period	217,666	78,895

Cash and cash equivalents at end of period	$213,593	$108,516

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2009	2008

Raw materials	$7,365	$16,184
Work-in-process	17,469	8,746
Finished goods	88,609	63,718

	113,443	88,648
Adjust to LIFO cost	(54,227)	(23,115)
Lower of cost or market adjustment	–	–

	$59,216	$65,533

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the layer established in 2005. As a result, under the LIFO method, the inventory layer was liquidated at historical costs that were different than current costs. The net income for the third quarter of 2008 was negatively impacted by $422,000, while the first nine months of 2008 were positively impacted by $935,000. During the third quarter of 2009, the Company reduced inventory, liquidating a portion of the LIFO inventory layer established in 2005, which favorably impacted net income for the third quarter of 2009 by $1.9 million and favorably impacted the first nine months of 2009 by $2.3 million.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2009	2008

Sales volume discounts payable	$8,947	$12,706
Property taxes payable	1,879	2,207
Commissions payable	1,418	1,240
Accrued salaries	790	2,572
Other accrued liabilities	2,434	1,379

	$15,468	$20,104

NOTE 4 – NET EARNINGS PER SHARE
Net earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share:

	Quarter Ended
	September 30,	September 30,
In Thousands	2009	2008

Numerator:
Net income	$325	$8,077

Denominator:
Denominator for basic earnings per share – weighted average shares	23,006	23,125

Effect of dilutive securities:
Employee stock options	302	290

Denominator for diluted earnings per share – weighted average shares	23,308	23,415

Weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarters were 62,500 in 2009 and 208,750 in 2008. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings per share:

	Nine Months Ended
	September 30,	September 30,
In Thousands	2009	2008

Numerator:
Net income	$5,540	$23,027

Denominator:
Denominator for basic earnings per share – weighted average shares	23,001	23,142

Effect of dilutive securities:
Employee stock options	293	290

Denominator for diluted earnings per share – weighted average shares	23,294	23,432

Weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended September 30 were 156,372 in 2009 and 180,843 in 2008. Such options were anti-dilutive for the respective periods.
NOTE 5 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2009, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the

Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the nine months ended September 30, 2009 and 2008, $182,599 and $175,000, respectively, was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at September 30, 2009 was $492,395.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At September 30, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
As of September 30, 2009, the carrying value of the Company’s Fixed Rate Senior Notes was $45,492,395. As of September 30, 2009, the fair value of the Company’s Fixed Rate Senior Notes, estimated using a discounted cash flow analysis based on market yields, and taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity, was $45,221,084. As of September 30, 2009, the carrying value of the Company’s Floating Rate Senior Notes was $55,000,000, which approximated their fair value.
NOTE 6 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first nine months of 2009, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second and third quarters of 2008.
NOTE 7 – CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company. In the second complaint Southwire has alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395, entitled “Interlocked Metal Clad Cable” by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire has also alleged that the Company has infringed Southwire’s United States Trademark registration for the mark, “MCAP”, Registration No. 3,292,777. The second complaint also alleges violations of Federal, State and Common law unfair competition claims. Both complaints seek unspecified damages and injunctive relief. The Company disputes all of Southwire’s claims and alleged damages and intends to defend the lawsuits vigorously.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
NOTE 8 – SUBSEQUENT EVENTS
Subsequent events were evaluated through November 5, 2009, the date the financial statements were issued.
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2009 and 2008. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Net sales for the third quarter of 2009 amounted to $168.7 million compared with net sales of $296.3 million for the third quarter of 2008. This dollar decrease was primarily the result of a 25.1% decrease in the price of wire sold and a 24.0% decrease in the volume of product shipped. The average cost per pound of raw copper purchased decreased 25.3% in the third quarter of 2009 compared to the third quarter of 2008, and was the principal driver of the decreased average sales price of wire. The Company believes the volume of wire sold decreased due to several factors including, primarily, the slowdown in construction throughout the United States that continued in 2009 and the Company’s concerted efforts to support price increases in the building wire industry instead of cutting prices to increase volumes. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $157.3 million, or 93.3% of net sales, in the third quarter of 2009 compared to $268 million, or 90.4% of net sales, in the third quarter of 2008. Gross profit decreased to $11.4 million, or 6.7% of net sales, in the third quarter of 2009 versus $28.3 million, or 9.6% of net sales, in the third quarter of 2008. The decrease in gross profit dollars was primarily the result of the decreased wire prices which fell in concert with raw material costs in 2009 versus 2008. However, in comparing the third quarter of 2009 to the third quarter of 2008, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the quarter. Margins were compressed as the “spread” between the price of wire sold and the cost of raw copper purchased decreased by 24.3%, in addition to the volume decrease discussed above. This compression occurred as a result of competitive industry pricing. The Company attempted to lead the industry with several price increases during the quarter, but met limited success.
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
As a result of increasing copper costs, offset somewhat by a decrease in the quantity of inventory on hand during the third quarter of 2009, a LIFO adjustment was recorded which increased cost of sales by $17.3 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the third quarter of 2009 were $8.0 million, or 4.8% of net sales, compared to $12.9 million, or 4.3% of net sales, in the third quarter of 2008. The dramatic drop in selling expense dollars was due to the fact that commissions paid to independent manufacturers’ representatives are relatively constant as a percentage of sales, and therefore, fell in relative proportion to the decreased sales dollars. This was offset somewhat on a percentage basis by freight costs which, although down in dollar terms, still rose in percentage terms due to the decrease in sales. Commissions and freight are the only two components of selling expenses. General and administrative expenses remained flat at $2.8 million, or 1.7% of net sales, in the third quarter of 2009 compared to $2.8 million, or 0.9% of net sales, in the third quarter of 2008. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in an increase in general and administrative costs as a percentage of net sales in 2009 in concert with the lower sales prices per pound as discussed above. The provision for bad debts was $75,000 in the third quarter of both 2009 and 2008.
Net interest and other expense decreased to $340,000 in the third quarter of 2009 from $485,000 in the third quarter of 2008, due primarily to lower floating interest rates on the Company’s long-term debt. The Company provided a benefit for income taxes at an effective rate of 197% in the third quarter of 2009 versus accruing income tax expense at an effective rate of 33.7% in the third quarter of 2008 consistent with the Company’s estimated year to date liabilities. The unusual effective income tax rate in the third quarter of 2009 was due to the fact that as earnings approach zero, certain permanent differences between book and tax become more significant and skew the quarterly tax accrual on a percentage basis as the Company accrues to the proper year to date rate.
As a result of the foregoing factors, the Company’s net income decreased to $325,000 in the third quarter of 2009 from $8.1 million in the third quarter of 2008.
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
Net sales for the first nine months of 2009 amounted to $472.5 million compared with net sales of $900.9 million for the first nine months of 2008. This dollar decrease was the result of a 37.4% decrease in the average price of wire sold, in addition to a 16.3% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased decreased 42.2% in the first nine months of 2009 compared to the first nine months of 2008. In comparing the first nine months of 2009 to the first nine months of 2008, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the period. Margins were compressed as the “spread” between the price of wire sold and the cost of raw copper purchased decreased by 19.6%, due to competitive reasons discussed above. In addition, the unit volume decreased as discussed above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold decreased to $431.5 million in the first nine months of 2009, compared to $817.6 million in the first nine months of 2008. Gross profit decreased to $41.0 million, or 8.7% of net sales, in the first nine months of 2009 versus $83.3 million, or 9.3% of net sales, in the first nine months of 2008. The decrease in gross profit dollars was primarily the result of the 47.6% decrease in net sales dollars in the first nine months of 2009 versus the same period in 2008 as discussed above. The decrease in gross profit as a percentage of net sales was due to the compressed spread between the price of wire sold and the cost of raw copper purchased by the Company, as discussed above.
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
As a result of increasing copper costs during the first nine months of 2009, offset somewhat by a decreased amount of inventory on hand during the first nine months of 2009, a LIFO adjustment was recorded increasing cost of sales by $31.1 million during the period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2009 decreased to $23.6 million, or 5.0% of net sales, compared to $38.9 million, or 4.3% of net sales, in the same period of 2008. The dramatic drop in selling expense dollars was due to the fact that commissions paid to independent manufacturers’ representatives are relatively constant as a percentage of sales, and therefore, fell in relative proportion to the decreased sales dollars. Those commissions amounted to 2.7% and 2.6% of net sales in the first nine months of 2009 and 2008, respectively. General and administrative expenses increased marginally to $8.4 million, or 1.8% of net sales, in the first nine months of 2009 compared to $8.0 million, or 0.9% of net sales, in the same period of 2008. The general and administrative costs are semi-fixed by nature and therefore do not fluctuate proportionately with sales, resulting in an increase in general and administrative costs as a percentage of net sales in the first nine months of 2009. The provision for bad debts was $225,000 in the first nine months of both 2009 and 2008.
Net interest and other expense was $1.1 million in the first nine months of 2009 compared to $1.8 million in the first nine months of 2008. The decrease was due primarily to lower floating interest rates on the Company’s long-term debt during the first nine months of 2009 than during the comparable period in 2008. Income taxes were accrued at an effective rate of 28.1% in the first nine months of 2009 versus 33.2% in the first nine months of 2008 consistent with the Company’s estimated year to date liabilities. The effective income tax rate fell in the first nine months of 2009 due to the reasons outlined in the quarterly discussion above. The Company is able to realize a full 6% reduction in its federal tax rate due to the Jobs Creation Act, which provides incentives to manufacture goods in the United States.
As a result of the foregoing factors, the Company’s net income decreased to $5.5 million in the first nine months of 2009 from $23.0 million in the first nine months of 2008.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy the prompt delivery requirements of its customers. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of operating capital necessary to finance these receivables and inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. Prior to building the current substantial cash balance, the Company historically used its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2009, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2009, there were no borrowings outstanding under the Financing Agreement.

The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the nine months ended September 30, 2009 and 2008, $182,599 and $175,000, respectively, was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at September 30, 2009 was $492,395.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was in compliance with these covenants, as of September 30, 2009. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At September 30, 2009, the total balance outstanding under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $100,000,000. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Net cash provided by operating activities was $12.7 million in the first nine months of 2009 compared to $45.6 million of net cash provided by operating activities in the first nine months of 2008. There are notable changes in components of operating activities that deserve mention. Net income decreased $17.5 million in the first nine months of 2009 versus the same period in 2008, reducing cash flow. Net income decreased due to the reasons highlighted in “Results of Operations” above.

Cash flow was increased significantly by a $2.7 million decrease in accounts receivable in the first nine months of 2009 versus a use of cash of $17.0 million due to an increase in accounts receivable in the first nine months of 2008, resulting in a $19.7 million increase in cash flow in the first nine months of 2009 versus the same period in 2008. The increase in cash flow in the first nine months of 2009 was offset by a use of cash of $18.1 million due to an increase in other assets and liabilities compared to a decrease of $7.4 million for the same period last year, resulting in a $25.5 million decrease in cash flow in the first nine months of 2009 versus the same period in 2008. Additionally, the Company experienced a decrease in cash flow of $10.5 million due to a smaller reduction in inventory levels in the first nine months of 2009 versus the same period in 2008. The Company reduced inventory dollars by reducing the units of inventory on hand in both years. The Company has made a concerted effort to manage inventory levels in the last two years in tandem with lower sales volumes. Other fluctuations in cash flow between the first nine months of 2008 and the same period in 2009 resulted from a $6.6 million increase in cash flow from an increase in accounts payable and accrued liabilities in the first nine months of 2009.
Net cash used in investing activities increased to $15.6 million in the first nine months of 2009 from $12.6 million in the first nine months of 2008. In both 2009 and 2008, the funds were used primarily for equipment purchases. Net cash used in financing activities in the first nine months of 2009 decreased to $1.2 million from $3.4 million during the same period in 2008. Cash dividends of $1.4 million were paid in the first nine months of both 2009 and 2008. However, in the first nine months of 2008, an additional $2.1 million was used to repurchase the Company’s common stock. The Company’s borrowings against its revolving line of credit remained at $0 throughout the first nine months of 2009 and 2008, while the cash balances as of September 30, 2009 and September 30, 2008 were $213.6 million and $108.5 million, respectively.
During the remainder of 2009, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2009 associated with these projects are currently estimated to be in the $22 million to $23 million range. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company. In the second complaint Southwire has alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395, entitled “Interlocked Metal Clad Cable” by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire has also alleged that the Company has infringed Southwire’s United States Trademark registration for the mark, “MCAP”, Registration No. 3,292,777. The second complaint also alleges violations of Federal, State and Common law unfair competition claims. Both complaints seek unspecified damages and injunctive relief. The Company disputes all of Southwire’s claims and alleged damages and intends to defend the lawsuits vigorously.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized extensions of this stock repurchase program through December 31, 2008 authorizing the Company to repurchase up to the remaining 990,000 shares of its common stock, and again through February 28, 2010 for up to the remaining 610,000 shares of its common stock. The Company repurchased zero shares of its stock in the first nine months of 2009, 132,900 shares of its stock in the first quarter of 2008, and zero shares in the second and third quarters of 2008.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: November 5, 2009	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: November 5, 2009	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Chief Financial Officer,
Treasurer and Secretary

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

10.12
Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

31.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 5, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 5, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 5, 2009 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 5, 2009 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan.