Form 10-K
period 2009-12-31
ENCORE WIRE CORP
filed 2010-03-05
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2274963 (I.R.S. Employer Identification No.)

1329 Millwood Road
McKinney, Texas	75069
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes       ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $214,767,400 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers and 10% or greater stockholders was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of March 5, 2010: 23,159,052
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1) Proxy statement for the 2010 annual meeting of stockholders — Part III

ii

PART I
Item 1. Business.
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1329 Millwood Road, McKinney, Texas 75069. The Company’s telephone number is (972) 562-9473. As used in this annual report, unless otherwise required by the context, the terms “Company,” “Encore” and “Encore Wire” refer to Encore Wire Corporation and its consolidated entities.
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
Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic wires. The colors have improved on the job safety and reduced installation times for contractors. Encore Wire’s new patent pending SmartColor ID system is the industry’s smartest and easiest color-coded MC and AC cable identification system.
Low-Cost Production. Encore’s low-cost production capability features an efficient plant design and an incentivized work force.
Efficient Plant Design. Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.
Incentivized Work Force. Encore’s hourly manufacturing employees are eligible to receive incentive pay tied to productivity and quality standards. The Company believes that this compensation program enables the plant’s manufacturing lines to attain high output and motivates manufacturing employees to continually maintain product quality. The Company also believes that its prior stock option plans enhanced the motivation of its salaried manufacturing supervisors. The Company has coupled these incentives with a comprehensive safety program that emphasizes employee participation. The Company provides a 401(k) retirement savings plan to all employees with at least one year of service.
Products
Encore offers an electric building wire product line that consists primarily of NM-B cable, UF-B cable, THWN-2 and other types of wire products, including armored cable. The Company’s NM-B, UF-B, THWN-2 and armored cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to customers that buy products that the Company manufactures. The Company maintains approximately

9,000 stock-keeping units (“SKUs”) of building wire. The principal bases for differentiation among SKUs are product diameter, insulation, color and packaging.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with or without an un-insulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
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
XHHW-2 Cable XHHW-2 wire is intended for general purpose applications utilized in conduit or other recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a single conductor, either stranded or solid and with a single layer of cross-linked polyethylene (XLPE) insulation.
USE-2 Cable. USE-2 or RHH or RHW-2 wire is intended for general purpose applications utilized in conduit or installed in underground applications or in recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a single conductor, either stranded or solid and with a single layer of cross-linked polyethylene (XLPE) insulation suitable for wet locations.
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
Photovoltaic Cable. Photovoltaic style cables are designed to meet the different needs of the emerging Solar Industry by providing connections between PV panels, collector boxes and inverters; and where also allowed by the National Electric Code (NEC).
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
Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. (“U/L”), a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct routine product tests. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of U/L. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators perform and record routine physical measurements of products, all of which are separately verified and approved by quality control inspectors. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing.
Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. No customer accounted for more than ten percent of net sales in 2009.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2009, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Detroit, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company’s bad debt experience in 2009, 2008, and 2007 was 0.00%, 0.13%, and 0.003% of net sales, respectively. The manufacturers’ representatives have no discretion to increase customer credit limits or to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2009, Encore had 669 employees, 555 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The rest of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 90% of the dollar value of all raw materials used by the Company during 2009. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathodes and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2009, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacturer and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, United Copper Industries and AFC Cable Systems, Inc.
The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, pricing, order fill rate, quality, and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.
Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign owned facilities located in the United States. The Company has encountered little significant competition from imports of building wire. The Company believes this is primarily because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products.
Intellectual Property Matters
The Company owns the following federally registered trademarks with the U.S. Patent and Trademark Office: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,528,340 for the “NONLEDEX” mark; U.S. Registration Number 1,900,498 for the Miscellaneous Design mark; U.S. Registration Number 2,263,692 for the “HANDY MAN’S CHOICE” mark; U.S. Registration Number 3,652,394 for the “MCMP MULTIPURPOSE” (Stylized) mark; and U.S. Registration Number 3,616,771 for the “SUPER SLICK” mark. The current terms of trademark protection for these marks will expire on various dates between 2012 and 2019, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. The Company also owns the following pending applications: Application Number 77/735,022 for the “EMERGMC” mark, which was filed on May 12, 2009 and for which a Notice of Allowance was issued on December 15, 2009; Application Number 77/704,999 for the “HCF-MCMP MULTIPURPOSE” mark, which was filed on April 2, 2009 and for which a Notice of Allowance was issued on December 22, 2009; Application Number 77/779,397 for the “HCF-MP MULTIPURPOSE” mark, which was filed on July 13, 2009 and which was published for opposition on January 26, 2010; Application Number 77/678,427 for the “SMARTCOLOR ID” mark, which was filed on February 25, 2009 and for which a Notice of Allowance was issued on February 9, 2010; Application Number 77/856,196 for the “SUPER SLICK” mark, which was filed on October 23, 2009; Application Number 77/857,135 for the “SUPER SUPERSLICK” mark, which was filed on October 26, 2009; Application Number 77/857,114 for the “SUPERBOND MC” mark, which was filed on October 26, 2009; Application Number 77/857,146 for the “SUPERSLICK ELITE” mark, which was filed on October 26, 2009; Application Number 77/857,134 for the “SUPERSLICK II” mark, which was filed on October 26, 2009; Application Number 77/790,370 for the “ENCORE PERFORMANCE” mark, which was filed on July 27, 2009; Application Number 77/857,121 for the “SUPERBOND MCMP” mark, which was filed on October 26, 2009; Application Number 77/857,126 for the “SUPERBOND MCMP MULTIPURPOSE” mark, which was filed on October 26, 2009; Application Number 77/907,735 for the “SMARTSLICK TECHNOLOGY” mark, which was filed on January 8, 2010; Application Number 77/907,931 for the “SUPERSLICK TECHNOLOGY” mark, which was filed on January 8, 2010; Application Number 77/942.361 for the “HCF-SG SMARTGROUND” mark, which was filed on February 23, 2010; and Application

Number 77/942,353 for the “MC-SG SMARTGROUND” mark, which was filed on February 23, 2010. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
Although the Company has filed patent applications with the United States Patent and Trademark Office, it does not currently hold any patented intellectual property.
Internet Address/SEC Filings
The Company’s Internet address is http://www.encorewire.com. Under the “Investors” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, director and officer beneficial ownership reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and any amendments to these reports. All such reports are available free of charge and are available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.
The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Item 1A. Risk Factors.
The following are risk factors that could affect the Company’s business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before purchasing the Company’s stock, an investor should know that making such an investment involves some risks, including the risks described below. If any of the risks mentioned below or other unknown risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of its stock could fluctuate significantly.
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 73.5% and 90.3% of its costs of goods sold during 2009 and 2008, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
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
Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, Mr. Daniel L. Jones, the President and Chief Executive Officer, and Mr. Frank J. Bilban, the Company’s Vice President and Chief Financial Officer (neither of whom are bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industries, which are the end users of the Company’s products, are cyclical and are affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2009, adversely affecting the Company’s business by reducing our customers’ demand for our products. Commercial and Industrial construction activity began declining at the beginning of 2008 and continued to decrease through 2009, further reducing demand for our products. Unit volume, as measured in pounds of copper wire sold, declined 12% in 2008 versus 2007 and declined another 15.6% in 2009 versus 2008. The company believes that the volume of product sold declined primarily as a result of the slowdown in construction throughout the United States. The ongoing recession will likely have a negative impact on the housing and commercial building markets for the foreseeable future.
Deterioration in the financial condition of the Company’s customers due to current industry and economic conditions may result in reduced sales, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy or insolvency. Although the Company’s bad debt experience has been relatively low even in recent years and no one customer represents more than 10% of net sales, the Company’s inability to collect receivables may increase the amounts the Company must expense against its bad debt reserve, decreasing the Company’s profitability. In 2008, the Company wrote off $1.4 million in receivables which were uncollectible, almost entirely due to one customer. The downturn in the residential, commercial or industrial construction industries and general economic conditions as a whole may continue to have a material adverse effect on the Company.
Environmental Liabilities
The Company is subject to federal, state and local environmental protection laws and regulations governing the Company’s operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by the Company. A risk of environmental liability is inherent in the Company’s current manufacturing activities in the event of a release or discharge of a hazardous substance generated by the Company. Under certain environmental laws, the Company could be held jointly and severally responsible for the remediation of any hazardous substance contamination at the Company’s facilities and at third party waste disposal sites and could also be held liable for any consequences arising out of human exposure to such substances or other environmental damage. There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in the Company’s current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures by the Company that could materially and adversely affect the Company’s financial results, cash flow or financial condition.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 50% of the outstanding common stock of the Company. These stockholders, acting together, could be able to control the election of directors and all matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
In the future, these stockholders could sell large amounts of common stock over relatively short periods of time. Sales of substantial amounts of the Company’s common stock in the public market by existing stockholders or the perception that these sales could occur, may adversely affect the market price of our common stock by creating a public perception of difficulties or problems with the Company’s business.
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
Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 125 acres and consist of buildings containing approximately 1,396,000 square feet of floor space, of which approximately 81,000 square feet is used for office space and 1,315,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.
Item 3. Legal Proceedings.
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ’301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ’301 patent has raised a substantial new question of patentability of the claims of the ’301 patent. In the re-examination, an Examiner in the USPTO will review the claims of the Southwire ’301 patent and make a new determination of the patentability of those claims.
On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company. In the second complaint, Southwire has alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395 entitled “Interlocked Metal Clad Cable” by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire has also alleged that the Company has infringed Southwire’s United States Trademark registration for the mark, “MCAP”, Registration No. 3,292,777. The second complaint also alleges violations of Federal, State and Common law unfair competition claims. The Company has filed counterclaims against Southwire alleging claims of statutory and common law unfair competition violations, tortious interference with existing and prospective business relations, misappropriation and claims for declaratory relief.
The complaints seek unspecified damages and injunctive relief. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.

Item 4. (Removed and Reserved).
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of March 5, 2010, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	46	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	53	Vice President — Finance, Treasurer, Secretary, and Chief Financial Officer
Mr. Jones has held the title of President and Chief Executive Officer of the Company since February 2006. He performed the duties of the Chief Executive Officer in an interim capacity from May 2005 to February 2006. From May 1998 until February 2006, Mr. Jones was President and Chief Operating Officer of the Company. He previously held the positions of Chief Operating Officer from October 1997 until May 1998, Executive Vice President from May 1997 to October 1997, Vice President-Sales and Marketing from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He has also served as a member of the Board of Directors since May 1994.
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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” The following table sets forth the high and low closing sales prices per share for the Common Stock as reported by NASDAQ for the periods indicated.

	High	Low
2009
First Quarter	$22.88	$15.83
Second Quarter	23.77	19.47
Third Quarter	24.28	20.00
Fourth Quarter	23.24	19.88

2008
First Quarter	$18.42	$15.45
Second Quarter	24.71	18.05
Third Quarter	22.72	17.63
Fourth Quarter	19.51	13.56
As of March 4, 2010, there were 54 record holders of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2009. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.

Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 610,000 shares of its common stock. On February 15, 2010, the Board of directors added an additional 2 million shares to this authorization, authorizing the Company to purchase up to 2,610,000 of its shares through February 28, 2011. The Company repurchased zero shares of its stock in 2009 and 265,600 shares of its stock in 2008.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2009.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	483,926	$14.09	0
Equity compensation plans not approved by security holders	0	0	0

TOTAL	483,926	$14.09	0

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2008 (the “Old Peer Group”), the Company’s self-determined peer group for the year ended December 31, 2009 (the “New Peer Group”), the NASDAQ Stock Market (US Companies) Index and the Russell 2000 Index.
The Old Peer Group consists of General Cable Corporation, Belden Inc. and Superior Essex Inc. For the year ended December 31, 2009, the Company changed the Old Peer Group by replacing Superior Essex Inc. with Coleman Cable, Inc. to form the New Peer Group. The Company changed its peer group, because LS Cable Ltd., a privately held company, acquired Superior Essex Inc. in August 2008, and Superior Essex Inc. was removed from listing on NASDAQ. The Company believes that Coleman Cable, Inc., one of the Company’s peers in the wire and cable industry, is an appropriate company to substitute for Superior Essex Inc. The Company believes that although the companies included in the Old Peer Group and the New Peer Group engage in activities beyond the Company’s building wire line of business, they reasonably reflect the Company’s peers in the wire and cable industry.
For the year ended December 31, 2009, the Company also changed the broad equity market index with which it compares the Company’s cumulative total return from the NASDAQ Stock Market (US Companies) to the Russell 2000 Index. The Company changed the broad equity market index, because the Company believes that, in light of the Company’s market capitalization, the Russell 2000 Index is a more comparable index with which to compare the Company.

		Initial	2005	2006	2007	2008	2009

Encore Wire Corporation	Return %		70.75	-3.30	-27.44	19.73	11.43
	Cum	$100.00	170.75	165.11	119.81	143.45	159.85
Russell 2000 Index	Return %		4.56	18.35	-1.55	-33.80	27.19
	Cum	$100.00	104.56	123.75	121.83	80.66	102.59
NASDAQ Stock Market	Return %		2.13	9.84	8.45	-51.80	43.76
(US Companies)	Cum	$100.00	102.13	112.18	121.67	58.64	84.30
New Peer Group	Return %		25.24	86.85	44.55	-67.50	33.41
	Cum	$100.00	125.24	234.00	338.25	109.93	146.65
Old Peer Group	Return %		25.24	86.85	44.55	-67.92	35.73
	Cum	$100.00	125.24	234.00	338.25	108.51	147.29
Notes
(1)	Data presented in the performance graph is complete through December 31, 2009.

(2)	The Old Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Superior Essex Inc.

(3)	The New Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Coleman Cable, Inc.

(4)	Each peer group index uses only such peer group’s performance and excludes the performance of the Company. Each peer group index uses beginning of period market capitalization weighting.

(5)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(6)	The index level for all data lines was set to $100.00 on December 31, 2004.

Item 6. Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Income Data:
Net sales	$649,613	$1,081,132	$1,184,786	$1,249,330	$758,089
Cost of goods sold	599,498	957,767	1,073,451	1,005,037	632,842

Gross profit	50,115	123,365	111,335	244,293	125,247
Selling, general and administrative expenses	43,767	61,180	60,400	59,793	46,335

Operating income	6,348	62,185	50,935	184,500	78,912
Other income (expense):
Interest and other income (expense)	1,633	2,416	1,709	(74)	(7)
Interest expense	(3,181)	(4,704)	(5,834)	(7,686)	(3,929)

Income before income taxes	4,800	59,897	46,810	176,740	74,976
Income tax expense	1,164	20,126	16,014	61,607	24,898

Net income	$3,636	$39,771	$30,796	$115,133	$50,078

Net income per common and common equivalent shares — basic	$0.16	$1.72	$1.32	$4.95	$2.17

Net income per common and common equivalent shares — diluted	$0.16	$1.70	$1.30	$4.86	$2.13

Weighted average common and common equivalent shares — basic	23,011	23,113	23,342	23,254	23,117
Weighted average common and common equivalent shares — diluted	23,298	23,396	23,690	23,674	23,537

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$276,882	$378,033	$346,910	$333,865	$199,113
Total assets	534,558	533,339	513,912	474,157	348,476
Long-term debt, net of current portion	—	100,675	100,910	98,974	70,438
Stockholders’ equity	392,984	389,619	354,969	327,121	210,535
Annual dividends paid	1,840	1,853	1,867	—	—
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.00	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry.
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:
•	Industry leading order-fill rates and responsive customer service.

•	Product innovations based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing plant.

•	A focused management team leading an incentivized work force.

•	Low general and administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to what management believes is one of the largest copper electric building wire companies in the United States of America. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales by expanding its product offerings where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this focused approach to the building wire business has produced success thus far and will lead to continued success.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend through 2009. Nationally, commercial construction had been relatively strong through 2007, but slowed significantly in 2008 and 2009. According to various industry and national economic forecasts the future is unclear for the next few years. The “credit crisis” and the resulting tightening of credit could negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available; however, remodeling activity tends to trend up when new construction slows down.
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.5%, 90.3% and 86.5% of the Company’s cost of goods sold during fiscal 2009, 2008 and 2007, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. In 2007, copper prices began the year at what proved to be a low point and then moved upward and traded in a fairly wide range during the year with significant volatility. In 2008, copper prices rose during the first quarter and then held at high levels through early July, before beginning a precipitous decline through the rest of the year falling from a COMEX close of $3.92 per pound on July 1st to close at $1.39 per pound on December 31st. This unprecedented swift decline in copper prices mirrored that of many other commodities in the second half of 2008. In 2009, copper began at the 2008 year end lows and rose gradually throughout the year, mirroring the rebound in global commodity prices. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	67.8	80.0	78.4
Other raw materials	8.8	6.6	6.3
Depreciation	1.9	1.2	1.1
Labor and overhead	8.2	5.6	5.4
LIFO adjustment	5.6	(4.8)	(.6)
Lower cost or market adjustment	0.0	0.0	0.0

	92.3	88.6	90.6

Gross profit	7.7	11.4	9.4
Selling, general and administrative expenses	6.7	5.7	5.1

Operating income	1.0	5.7	4.3
Other (income) expense, net	0.2	0.2	0.3

Income before income taxes	0.8	5.5	4.0
Income tax expense	0.2	1.8	1.4

Net income	0.6%	3.7%	2.6%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2009, 2008 and 2007. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $649.6 million in 2009, compared to $1.081 billion in 2008 and $1.185 billion in 2007. The 39.9% decrease in net sales in 2009 versus 2008 was primarily the result of a 28.8% decrease in the average selling price of product sold and a 15.6% decrease in the volume of copper pounds of product sold. Unit volume declined in concert with declining industry sales due to the continued low level of housing construction and the deterioration of commercial construction in the United States as discussed throughout this report. The average price of copper purchased in 2009 decreased by 29.4%. The decreased average selling prices for wire fell more in dollars per pound than the cost of copper purchased, decreasing the spread between the sales price of wire and the price of raw copper, and decreasing margins. Margins were at their highest during the first quarter and decreased steadily through the rest of the year, as the Company’s competitors reacted to declining industry unit volumes by cutting prices in an effort to maintain market share, despite Encore Wires’ repeated attempts to lead industry price increases.
The 9% decrease in net sales in 2008 versus 2007 was primarily the result of a 4% increase in the average selling price of product sold offset by a 12% decrease in the volume of copper pounds of product sold affected slightly by a change in the mix of product sold. Unit volume declined in concert with declining industry sales due to the continued low level of housing construction and the deterioration of commercial construction in the United States. The average price of copper purchased, however, decreased by 1%. This decreased cost of copper and increased price of wire sold expanded the spread between the sales price of wire and the price of raw copper, increasing margins. Margins were lowest during the second quarter, during which price cutting by the Company’s competitors was at its peak. Margins improved in the second half of the year even though copper prices declined precipitously. The margins were at their highest in the fourth quarter as the Company and the industry were able to cut the selling price of wire slower than copper prices fell, driving spreads and corresponding earnings higher.
Cost of goods sold was $599 million in 2009, compared to $958 million in 2008 and $1.073 billion in 2007. Copper costs were $440.5 million in 2009 compared to $865.2 million in 2008 and $929.0 million in 2007. Copper costs as a percentage of net sales decreased to 67.8% in 2009 from 80.0% in 2008 and 78.4% in 2007. The decrease as a percentage of net sales was due to copper costs decreasing more than other costs. Other raw material costs as a percentage of net sales were 8.8%, 6.6% and 6.3%, in 2009, 2008, and 2007, respectively. Other raw materials declined 5.6% on a cents per pound basis during 2009. Percentage increases in all material costs in 2008 were offset by a 4.8% LIFO credit, while in 2009 they were increased by a 5.6% LIFO debit (expense). Taking LIFO into account along with copper and other materials, the “total LIFO adjusted materials cost” in 2009 was 82.2% of sales versus 81.8% in 2008.

Depreciation, labor and overhead costs as a percentage of net sales were 10.1% in 2009, compared to 6.8% in 2008 and 6.5% in 2007. The percentage increase in 2009 was due primarily to the precipitous drop in sales dollars exceeding the percentage drop in these other costs despite lower production volumes in concert with lower unit sales. This disparity is due to the fact that these other costs have fixed or semi-fixed components and do not vary directly with unit volumes. The percentage increase in 2008 was due primarily to lower production volumes in concert with lower unit sales and the relationship of fixed costs in these categories.
Inventories consist of the following at December 31 (in thousands):

	2009	2008	2007

Raw materials	$14,497	$16,184	$28,190
Work-in-process	12,239	8,746	14,919
Finished goods	75,239	63,718	113,756

	101,975	88,648	156,865
Adjust to LIFO cost	(59,412)	(23,115)	(74,852)
Lower of cost or market adjustment	—	—	—

	$42,563	$65,533	$82,013

In 2009, copper began at the 2008 year end lows and rose gradually throughout the year, mirroring the rebound in global commodity prices. The unit volume of inventory on-hand also decreased in 2009. These factors resulted in the 2009 year-end inventory value of all inventories using the LIFO method being $59.4 million less than the FIFO value, and the 2009 year end LIFO reserve balance being $36.3 million higher than at the end of 2008. This resulted in a corresponding increase of $36.3 million in cost of goods sold for the year. Due to the management of inventory levels commensurate with declining unit sales volumes during 2009, the Company liquidated a portion of the inventory layer established in 2005. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $13.1 million for the full year and net income for the full year by $9.9 million.
Copper prices began 2008 at a relative low point in the first quarter and then trended upward in the second quarter, peaking in early July and then dropping dramatically through the second half of the year in concert with the global collapse of commodity prices. The 2008 year-end price of copper was significantly below the 2007 year-end price. The unit volume of inventory on-hand also decreased in 2008. These factors resulted in the 2008 year-end inventory value of all inventories using the LIFO method being $23.1 million less than the FIFO value, and the 2008 year end LIFO reserve balance being $51.7 million less than at the end of 2007. This resulted in a corresponding decrease of $51.7 million in cost of goods sold for the year. Due to the management of inventory levels commensurate with declining unit sales volumes during 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the inventory layer established in 2005. Part of the 2006 layer was depleted in 2007. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $1.5 million for the full year and net income for the full year by $1.0 million.
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
Gross profit was $50.1 million, or 7.7% of net sales in 2009 compared to $123.4 million, or 11.4% of net sales in 2008 and $111.3 million or 9.4% of net sales in 2007. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $31.7 million in 2009, $48.0 million in 2008 and $51.1 million in 2007. As a percentage of net sales, selling expenses increased slightly to 4.9% in 2009, versus 4.5% in 2008 and 4.3% in 2007. The 2009 percentage increase is due to freight costs. Freight costs increased due to shifts in regional sales and lower average order sizes resulting in higher freight costs. The 2008 increase is attributable to freight costs increasing on both a percentage and per pound basis due to high diesel fuel costs in 2008 and some shifts in regional sales. 2007 was almost unchanged from 2006. General and administrative expenses, as a percentage of net sales, were 1.8% in 2009, 1.0% in 2008 and 0.8% in 2007. The 2009 and 2008 percentage increases were primarily due to the semi-fixed costs being divided by lower dollar sales. 2007 was almost unchanged from 2006. During 2008, the Company wrote off $1.4 million in receivables which were uncollectible, almost entirely due to one customer. The Company wrote these amounts off against the bad debt reserve. The Company expensed $2.4 million or 0.2% of net sales during the year resulting in a bad debt reserve balance of $2.0 million. This balance was raised to this level at year-end after taking into account the current state of the U.S. economy among other factors.
Interest expense decreased to $3.2 million in 2009 from $4.7 million in 2008 and $5.8 million in 2007. The decreases in 2009 and 2008 were due to lower average interest rates on the same amount of debt. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $354,000 in 2009, $659,000 in 2008 and $829,000 in 2007.
The Company’s effective tax rate was 24.3% in 2009, 33.6% in 2008 and 34.2% in 2007, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities that generally will be phased in from 2005 through 2010. Accordingly, the impact of any deductions is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2009 effective tax rate approximately 9.1%.
As a result of the foregoing factors, the Company’s net income was $3.6 million in 2009, $39.8 million in 2008 and $30.8 million in 2007.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in) operating activities	$28,605	$161,959	$84,785
Net cash provided by (used in) investing activities	(18,783)	(17,635)	(28,232)
Net cash provided by (used in) financing activities	(719)	(5,553)	(2,261)

Net increase (decrease) in cash	$9,103	$138,771	$54,292

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock.
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2009, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the year ended December 31, 2009 and 2008, $244,697 and $235,000, respectively, was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at December 31, 2009 was $430,297.
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
Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants, as of December 31, 2009. The Company has received a waiver for these covenant violations from the two banks with whom the Company has the Financing Agreement. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At December 31, 2009, the total balance outstanding under the Financing Agreement was zero, while the total balance under the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $45 million and $55 million, respectively. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
As of December 31, 2009, the carrying value of the Company’s Fixed Rate Senior Notes was $45,430,297. As of December 31, 2009, the fair value of the Company’s Fixed Rate Senior Notes, estimated using a discounted cash flow analysis based on market yields, and taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity, was $46,865,163. As of December 31, 2009, the carrying value of the Company’s Floating Rate Senior Notes was $55,000,000, which approximated their fair value.
On January 15, 2010, the Company used available cash to pay off all of its outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. This $100 million in debt was paid off with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company will incur a charge of $2.6 million in 2010 in connection with this transaction and expects to realize a net cash savings of $1.8 million based on current interest rates over the original remaining life of the notes.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 610,000 shares of its common stock. On February 15, 2010, the Board of directors added an additional 2 million shares to this authorization, authorizing the Company to purchase up to 2,610,000 of its shares through February 28, 2011. The Company repurchased zero shares of its stock in 2009 and 265,600 shares of its stock in 2008.

Cash provided by operations was $28.6 million in 2009 compared to cash provided by operations of $162.0 million in 2008 and cash provided by operations of $84.8 million in 2007. The decrease in cash provided by operations of $133.4 million in 2009 versus 2008 was due primarily to the $95.5 million increase in the accounts receivable category from 2008 to 2009. In 2008, Accounts receivable fell $88.2 million, while in 2009 Accounts Receivable rose by $7.3 million resulting in the decrease of $95.5 million in cash related to Accounts Receivable. Also contributing to the decreased cash provided by operations in 2009 was the decrease in net income of $36.1 million, and an $11.8 million negative swing in deferred income taxes partially offset by an increase in accounts payable and other accrued liabilities of $24.9 million.
The increase in cash provided by operations of $77.2 million in 2008 versus 2007 was due primarily to the $90.2 million positive change in accounts receivable, a $9.6 million positive swing in prepaid expenses and a $9.0 million positive change in net income, offset primarily by a $28.7 million negative swing in accounts payable and accrued liabilities. Receivables decreased dramatically in the fourth quarter of 2008 as copper prices plunged in concert with the global collapse in commodity prices driving down the selling price of copper electric building wire as discussed throughout this report. Inventories, net of the LIFO reserve also declined by $16.5 million in 2008 after a similar decline of $21.9 million in 2007. Accounts payable and accrued liabilities decreased dramatically in 2008 due to the drop in commodity prices along with the Company having paid for virtually all of its 2008 purchases prior to year-end. Very little raw material was received in the latter part of December 2008 ahead of the planned holiday maintenance shut-down.
Cash used in investing activities increased marginally to $18.8 million in 2009 from $17.6 million in 2008, versus $28.2 million in 2007. In both 2009 and 2008, capital expenditures were made on various machinery and equipment purchases. In 2007, capital expenditures were made primarily to construct a new office building and continue the armored cable expansion.
The cash used in financing activities of $0.7 million in 2009 consisted of $1.8 million in dividend payments offset by $0.7 million proceeds from issuance of company stock related to employees exercising stock options and $0.4 million arising from excess tax benefits of the options exercised. The cash used in financing activities of $5.6 million in 2008 consisted primarily of $4.0 million for the stock repurchase program discussed above and $1.9 million to pay dividends. The cash used in financing activities of $2.3 million in 2007 was used primarily for the stock repurchase program of $2.0 million and to pay dividends of $1.9 million, offset by the $0.9 million cash received to terminate a swap agreement discussed above and $0.6 million of proceeds from the issuance of company stock related to employees exercising stock options.
During 2010, the Company expects its capital expenditures will consist primarily of maintaining and adding manufacturing equipment for its building wire operations and the construction of a Research and Development Building on its campus. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2009.

		Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$100,000	$100,000	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	25,614	25,614	—	—	—

Total	$125,614	$125,614	$—	$—	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $4.2 million of capital equipment and construction purchase orders open as of December 31, 2009.
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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2009, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Recent Accounting Pronouncements
In May 2009, the FASB issued accounting guidance effective for interim or annual financial periods ending after June 15, 2009, to modify the definition and disclosures of subsequent events. The guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events for the reporting period ended December 31, 2009 were evaluated through the time we issued our financial statements.
In June 2009, the FASB issued an accounting standards update effective for financial statements issued for interim and annual periods ending after September 15, 2009. At the effective date, the accounting standards codification issued by the FASB has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of these authoritative accounting rules for the year ended December 31, 2009 did not change our accounting practices.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The Company does not engage in metal futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. However, the Company is generally exposed to commodity price and interest rate risks.
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2009, the Company was a party to the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement. On January 15, 2010, the Company paid off all of its outstanding debt under the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement.
Amounts outstanding under the Financing Agreement, as amended, are payable on August 6, 2013, with interest payments due quarterly. At December 31, 2009, amounts outstanding under the $45 million 2004 Note Purchase Agreement were payable on August 27, 2011, with interest only payments due semi-annually and amounts outstanding under the $55 million 2006 Note Purchase Agreement were payable on September 30, 2011, with interest only payments due quarterly. At December 31, 2009, the balance outstanding under the Financing Agreement was zero, the total balance under the 2004 and 2006 Note Purchase Agreements was $45 million and $55 million, respectively, and the average interest rate was 3.16%.
There is inherent rollover risk for borrowings under the Financing Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100 million of outstanding debt, an average 1% interest rate increase in 2010 would increase the Company’s interest expense by $1,000,000.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 5, 2010

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2009	2008

Assets
Current assets:
Cash and cash equivalents	$226,769	$217,666
Accounts receivable, net of allowance for losses of $2,278 and $2,000 in 2009 and 2008, respectively	133,176	126,184
Inventories	42,563	65,533
Income taxes receivable	2,660	1,587
Current deferred income taxes	—	—
Prepaid expenses and other	2,331	788

Total current assets	407,499	411,758

Property, plant and equipment — at cost:
Land and land improvements	13,177	11,727
Construction-in-progress	6,481	7,483
Buildings and improvements	68,125	65,026
Machinery and equipment	168,984	156,234
Furniture and fixtures	6,742	6,604

	263,509	247,074

Accumulated depreciation	(136,653)	(125,632)

Property, plant and equipment — net	126,856	121,442

Other assets	203	139

Total assets	$534,558	$533,339

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$11,942	$4,639
Accrued liabilities	17,140	20,104
Current deferred income taxes	1,105	8,982
Current portion of notes payable	100,430	—

Total current liabilities	130,617	33,725

Noncurrent deferred income taxes	10,957	9,320
Long-term notes payable	—	100,675
Other long-term liabilities	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: Authorized shares — 2,000,000. Issued and outstanding shares — none.
Common stock, $.01 par value: Authorized shares — 40,000,000 Issued shares — 26,308,002 in 2009 and 26,145,452 in 2008	263	262
Additional paid-in capital	44,057	42,486
Treasury stock, at cost — 3,148,950 shares in 2009 and 2008	(21,269)	(21,269)
Retained earnings	369,933	368,140

Total stockholders’ equity	392,984	389,619

Total liabilities and stockholders’ equity	$534,558	$533,339

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2009	2008	2007

Net sales	$649,613	$1,081,132	$1,184,786
Cost of goods sold	599,498	957,767	1,073,451

Gross profit	50,115	123,365	111,335

Selling, general and administrative expenses	43,767	61,180	60,400

Operating income	6,348	62,185	50,935

Other income (expense):
Interest and other income	1,633	2,416	1,709
Interest expense	(3,181)	(4,704)	(5,834)

Income before income taxes	4,800	59,897	46,810

Income tax expense	1,164	20,126	16,014

Net income	$3,636	$39,771	$30,796

Weighted average common shares — basic	23,011	23,113	23,342

Basic earnings per common share	$0.16	$1.72	$1.32

Weighted average common shares — diluted	23,298	23,396	23,690

Diluted earnings per common share	$0.16	$1.70	$1.30

Cash dividends per share	$0.08	$0.08	$0.08

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Treasury	Retained
In Thousands, Except Per Share Data	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2006	26,035	260	40,849	(15,275)	301,287	327,121
Net income	—	—	—	—	30,796	30,796
Proceeds from exercise of stock options	89	1	621	—	—	622
Tax benefit on exercise of stock options	—	—	95	—	—	95
Stock-based compensation	—	—	241	—	—	241
Dividend declared — $0.08 per share	—	—	—	—	(1,866)	(1,866)
Purchase of treasury stock	—	—	—	(2,040)	—	(2,040)

Balance at December 31, 2007	26,124	261	41,806	(17,315)	330,217	354,969
Net income	—	—	—	—	39,771	39,771
Proceeds from exercise of stock options	21	1	155	—	—	156
Tax benefit on exercise of stock options	—	—	98	—	—	98
Stock-based compensation	—	—	427	—	—	427
Dividend declared — $0.08 per share	—	—	—	—	(1,848)	(1,848)
Purchase of treasury stock	—	—	—	(3,954)	—	(3,954)

Balance at December 31, 2008	26,145	$262	$42,486	$(21,269)	$368,140	$389,619
Net income	—	—	—	—	3,636	3,636
Proceeds from exercise of stock options	163	1	757	—	—	758
Tax benefit on exercise of stock options	—	—	363	—	—	363
Stock-based compensation	—	—	451	—	—	451
Dividend declared — $0.08 per share	—	—	—	—	(1,843)	(1,843)

Balance at December 31, 2009	26,308	$263	$44,057	$(21,269)	$369,933	$392,984

See accompanying notes

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2009	2008	2007

Operating Activities
Net income	$3,636	$39,771	$30,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,691	13,933	13,819
Deferred income taxes	(6,240)	5,601	5,151
Excess tax benefits of options exercised	(363)	(98)	(95)
Stock-based compensation	451	427	241
Provision for bad debts	278	2,413	150
Other	(479)	101	(89)
Changes in operating assets and liabilities:
Accounts receivable	(7,270)	88,183	(1,967)
Inventories	22,970	16,480	21,934
Prepaid expenses and other	(1,695)	7,570	(2,137)
Trade accounts payable and accrued liabilities	4,336	(20,584)	8,148
Current income taxes payable (receivable)	(710)	8,295	8,834

Net cash provided by (used in) operating activities	28,605	162,092	84,785

Investing Activities
Purchases of property, plant and equipment	(22,950)	(17,962)	(28,491)
Proceeds from sale of assets	4,167	363	254
Other	—	(36)	5

Net cash provided by (used in) investing activities	(18,783)	(17,635)	(28,232)

Financing Activities
Proceeds from issuance of common stock, net	758	156	622
Excess tax benefits of options exercised	363	98	95
Deferred financing fees	—	(133)	—
Dividend paid	(1,840)	(1,853)	(1,867)
Termination of interest rate swap	—	—	929
Purchase of treasury stock	—	(3,954)	(2,040)

Net cash provided by (used in) financing activities	(719)	(5,686)	(2,261)

Net increase in cash and cash equivalents	9,103	138,771	54,292
Cash and cash equivalents at beginning of year	217,666	78,895	24,603

Cash and cash equivalents at end of year	$226,769	$217,666	$78,895

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2009
1. Significant Accounting Policies
Business
The Company conducts its business in one segment — the manufacture of copper electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 30 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 73.5%, 90.3%, and 86.5% of its cost of goods sold during 2009, 2008, and 2007, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations on the cost of copper on the Company’s future operating results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In May 2009, the FASB issued accounting guidance effective for interim or annual financial periods ending after June 15, 2009, to modify the definition and disclosures of subsequent events. The guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events for the reporting period ended December 31, 2009 were evaluated through the time we issued our financial statements.
In June 2009, the FASB issued an accounting standards update effective for financial statements issued for interim and annual periods ending after September 15, 2009. At the effective date, the accounting standards codification issued by the FASB has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of these authoritative accounting rules for the year ended December 31, 2009 did not change our accounting practices.
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

Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $14.5 million, $19.9 million, and $19.5 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.
Fair Value of Financial Instruments
The Company holds certain items that are required to be measured at fair value, primarily cash equivalents held in money market funds. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
Level 1 — Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.
Level 2 — Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
Level 3 — Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
At December 31, 2009 and 2008, the Company’s fair value of cash equivalents of $226.8 million and $217.7 million, respectively, approximated carrying value due to the short maturity of these financial instruments and was categorized as a Level 1 measurement.
The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2009 and 2008 (in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable	$100,430	$101,865	$100,675	$100,025
The fair market value of the fixed rate debt was estimated using a discounted cash flow analysis based on market yields, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity. The fair market value of the floating rate debt approximates its carrying value.
Concentrations of Credit Risk and Accounts Receivable
Accounts receivable represent amounts due from customers (primarily wholesale electrical distributors, manufactured housing suppliers and retail home improvement centers) related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Losses Progression (In Thousands of Dollars)	2009	2008	2007

Beginning balance January 1	$2,000	$1,003	$884
(Write offs) of bad debts, net of collections of previous write offs	(22)	(1,416)	(31)
Bad debt provision	300	2,413	150

Ending balance at December 31	$2,278	$2,000	$1,003

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, the Company’s cash equivalents consisted of investments in money market funds with the Company’s banks.
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
Stock-Based Compensation
The Company follows the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the related service period. Excess tax benefits on stock-based compensation are recognized as an increase to additional paid-in capital and as a part of cash flows from financing activities.
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands of Dollars	2009	2008

Raw materials	$14,497	$16,184
Work-in-process	12,239	8,746
Finished goods	75,239	63,718

	101,975	88,648
Adjust to LIFO cost	(59,412)	(23,115)
Lower of cost or market adjustment	—	—

	$42,563	$65,533

During 2009, the Company liquidated a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the full year by $9.9 million.

During 2008, the Company liquidated the remainder of the LIFO inventory layer established in 2006 and a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the full year by $1.0 million.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2009	2008

Sales volume discounts payable	$10,120	$12,706
Property taxes payable	2,555	2,207
Commissions payable	1,569	1,240
Accrued salaries	418	2,572
Other accrued liabilities	2,478	1,379

	$17,140	$20,104

4. Notes Payable
Notes payable consist of the following as of December 31:

In Thousands of Dollars	2009	2008

5.27% Senior Notes due 2011	$45,000	$45,000
Floating Rate Senior Notes due 2011	55,000	55,000
Unrecognized gain on swap termination	430	675

	$100,430	$100,675

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2009, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2009, there were no borrowings outstanding under the Financing Agreement.
The Company, through its agent bank, is also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement. Through its agent bank, the Company was also a party to an interest rate swap agreement to convert the fixed rate on the Fixed Rate Senior Notes to a variable rate based on LIBOR plus a fixed adder for the seven-year duration of these notes. Commensurate with declining interest rates, the Company elected to terminate, prior to its maturity, this swap agreement on November 29, 2007. As a result of this swap termination, the Company received cash proceeds and realized a net settlement gain of $929,231 that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement gain is being amortized into earnings over the remaining term of the associated long term notes payable. During the year ended December 31, 2009 and 2008, $244,697 and $235,000, respectively, was recognized as a reduction in interest expense in the accompanying consolidated statements of income. The unamortized balance remaining at December 31, 2009 was $430,297.
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

Obligations under the Financing Agreement, the Fixed Rate Senior Notes and the Floating Rate Senior Notes are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants, as of December 31, 2009. The Company has received a waiver for these covenant violations from the two banks with whom the Company has the Financing Agreement. Under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement, the Company is allowed to pay cash dividends subject to calculated limits based on earnings. At December 31, 2009, the total balance outstanding under the Financing Agreement was zero, while the total balance under the Fixed Rate Senior Notes and the Floating Rate Senior Notes was $45 million and $55 million, respectively. Amounts outstanding under the Financing Agreement are payable on August 6, 2013, with interest payments due quarterly. Interest payments on the Fixed Rate Senior Notes are due semi-annually, while interest payments on the Floating Rate Senior Notes are due quarterly. Obligations under the Financing Agreement, the 2004 Note Purchase Agreement and the 2006 Note Purchase Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
As of December 31, 2009, the carrying value of the Company’s Fixed Rate Senior Notes was $45,430,297. As of December 31, 2009, the fair value of the Company’s Fixed Rate Senior Notes, estimated using a discounted cash flow analysis based on market yields, and taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity, was $46,865,163. As of December 31, 2009, the carrying value of the Company’s Floating Rate Senior Notes was $55,000,000, which approximated their fair value.
On January 15, 2010, the Company used available cash to pay off all of its outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. This $100 million in debt was paid off with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company will incur a charge of $2.6 million in 2010 in connection with this transaction.
The Company paid interest totaling $3.2 million, $4.7 million and $5.8 million in 2009, 2008 and 2007, respectively. The Company capitalized $354,000, $659,000 and $829,000 of interest in 2009, 2008 and 2007, respectively.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands of Dollars	2009	2008	2007

Current:
Federal	$6,819	$13,630	$10,310
State	585	895	553
Deferred	(6,240)	5,601	5,151

	$1,164	$20,126	$16,014

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands of Dollars	2009	2008	2007

Amount computed using the statutory rate	$1,680	$20,964	$16,384
State income taxes, net of federal tax benefit	162	613	363
Qualified domestic production activity deduction	(439)	(876)	(656)
Other items	(239)	(575)	(77)

	$1,164	$20,126	$16,014

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2009 and 2008, is as follows:

		Deferred Tax Asset (Liability)
	2009		2008
In Thousands of Dollars	Current	Non-current	Current	Non-current

Depreciation	$—	$(10,957)	$—	$(9,320)
Inventory	(1,684)	—	(9,623)	—
Allowance for doubtful accounts	826	—	725	—
Uniform capitalization rules	56	—	96	—
Other	(303)	—	(180)	—

	$(1,105)	$(10,957)	$(8,982)	$(9,320)

The Company made income tax payments of $8.1 million in 2009, $15.1 million in 2008 and $19.8 million in 2007.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. This deduction lowered the Company’s effective tax rate by $439,000, or approximately 9.1%, for 2009. Relatively small dollar amounts of tax adjustments have had larger percentage impact in 2009 as the pre-tax earnings approached the break even level.
The Company’s federal income tax returns for the years subsequent to December 31, 2005 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. The Company has no reserves for uncertain tax positions as of December 31, 2009. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
6. Stock Options
The Company had one stock option plan that provided for the grant of stock options to its directors, officers and key employees. The Company granted stock option awards at prices equal to the market value of its stock on the date of grant. These options vest ratably over a period of five years from the time the options were granted with maximum terms of ten years. The Encore Wire Corporation 1999 Stock Option Plan expired on June 28, 2009. The Board of Directors has adopted a new 2010 stock option plan that is subject to approval of the Company’s stockholders at the 2010 Annual Meeting of Stockholders.
During 2009, 2008 and 2007, the Company recorded $451,303, $426,388 and $241,579 respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $363,455, $98,494 and $95,315 for the years ended December 31, 2009, 2008 and 2007, respectively.
The following presents a summary of stock option activity for the year ending December 31, 2009 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Outstanding at December 31, 2008	633,976	$11.54
Granted	12,500	20.96
Exercised	(162,550)	4.67
Forfeited/Cancelled	0	N/A

Outstanding at December 31, 2009	483,926	$14.09	4.48	$3,378

Vested and exercisable at December 31, 2009	330,166	$11.31	2.82	$3,222

The fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.70%	3.00%	3.91%
Expected dividend yield	0.38%	0.47%	0.42%
Expected volatility	52.9%	50.4%	50.8%
Expected lives	5.0 years	5.0 years	5.0 years
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
ASC 718 requires the estimation of forfeitures when recognizing compensation expense and adjustment of the estimated forfeiture rate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and impacts the amount of un-recognized compensation expense to be recorded in future periods.
During the years ended December 31, 2009, 2008, and 2007, the weighted average grant date fair value of options granted was $20.96, $7.70, and $9.18, respectively, and the total intrinsic value of options exercised was $2.6 million, $283,000, and $1.5 million, respectively. As of December 31, 2009, total unrecognized compensation cost related to non-vested stock options of $1.2 million was expected to be recognized over a weighted average period of 2.84 years.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2009	2008	2007

Numerator:
Net income	$3,636	$39,771	$30,796

Denominator:
Denominator for basic earnings per share — weighted average shares	23,011	23,113	23,342

Effect of dilutive securities:
Employee stock options	287	283	348

Denominator for diluted earnings per share — weighted average shares	23,298	23,396	23,690

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2009	2008	2007

Weighted average anti-dilutive stock options	168,954	208,750	50,000
Weighted average exercise price	$25.37	$22.17	$37.95
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 610,000 shares of its common stock. On February

15, 2010, the Board of directors added an additional 2 million shares to this authorization, authorizing the Company to purchase up to 2,610,000 of its shares through February 28, 2011. The Company repurchased zero shares of its stock in 2009 and 265,600 shares of its stock in 2008.
9. Contingencies
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ’301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ’301 patent has raised a substantial new question of patentability of the claims of the ’301 patent. In the re-examination, an Examiner in the USPTO will review the claims of the Southwire ’301 patent and make a new determination of the patentability of those claims.
On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company. In the second complaint, Southwire has alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395 entitled “Interlocked Metal Clad Cable” by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire has also alleged that the Company has infringed Southwire’s United States Trademark registration for the mark, “MCAP”, Registration No. 3,292,777. The second complaint also alleges violations of Federal, State and Common law unfair competition claims. The Company has filed counterclaims against Southwire alleging claims of statutory and common law unfair competition violations, tortious interference with existing and prospective business relations, misappropriation and claims for declaratory relief.
The complaints seek unspecified damages and injunctive relief. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
10. Encore Wire 401(k) Plan
The Company sponsors an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401(k) Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate in the 401(k) Plan and related Company matching contributions after one year of service. Employer matching contributions are vested at a rate of 20% per year and are fully vested after five years of employment. The Company’s matching contributions were $329,474, $302,911 and $369,241 in fiscal years 2009, 2008 and 2007, respectively.
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $4.8, $5.6 million and $6.2 million in fiscal years 2009, 2008 and 2007, respectively, at prices that are no less favorable than, are available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2009, 2008 and 2007, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than are available from non-affiliated parties. Each of these transactions was approved by the audit committee pursuant to the Related Party Transactions Policy.

12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Net sales	$144,485	$159,351	$168,695	$177,082
Gross profit	17,835	11,860	11,355	9,065
Net income	4,616	600	325	(1,905)
Net income per common share — basic	0.20	0.03	0.01	(0.08)
Net income per common share — diluted	0.20	0.03	0.01	(0.08)

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Net sales	$281,759	$322,845	$296,338	$180,190
Gross profit	35,470	19,523	28,345	40,027
Net income	13,619	1,331	8,077	16,744
Net income per common share — basic	0.59	0.06	0.35	0.72
Net income per common share — diluted	0.58	0.06	0.34	0.72

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures were effective to ensure that information required to be disclosed by the Company in this annual report on Form 10-K for the year ended December 31, 2009 was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such report was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2009. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones Daniel L. Jones
President , Chief Executive Officer and Director

By:	/s/ Frank J. Bilban

Frank J. Bilban
Vice President — Finance, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 5, 2010

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The section entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2010 sets forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert, the procedures by which security holders may recommend nominees to the Board of Directors and the Company’s code of ethics that is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2010, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2010 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The section entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2010 sets forth certain information with respect to certain relationships and related transactions, and director independence, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2010, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
Date: March 5, 2010

By:	/s/ DANIEL L. JONES
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of Encore Wire Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES Daniel L. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010
/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010
/s/ DONALD E. COURTNEY Donald E. Courtney	Director	March 5, 2010
/s/ JOHN H. WILSON John H. Wilson	Director	March 5, 2010
/s/ WILLIAM R. THOMAS, III William R. Thomas, III	Director	March 5, 2010
/s/ SCOTT D. WEAVER Scott D. Weaver	Director	March 5, 2010
/s/ THOMAS L. CUNNINGHAM Thomas L. Cunningham	Director	March 5, 2010

INDEX TO EXHIBITS**

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.6	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.7	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

Exhibit
Number	Description
10.8	Master Note Purchase Agreement for $300,000,000 Aggregate Principal Amount of Senior Notes Issuable in Series, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.9	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.10*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.11*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.12*	Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 5, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 5, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 5, 2010 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated March 5, 2010 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan