Form 10-Q
period 2010-03-31
ENCORE WIRE CORP
filed 2010-05-06
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2010
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
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
Yes [   ]  No ☒
Number of shares of Common Stock, par value $.01, outstanding as of May 6, 2010: 23,166,052

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In Thousands of Dollars	2010	2009
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$130,356	$226,769
Accounts receivable (net of allowance of $2,353 and $2,278)	142,540	133,176
Inventories	32,530	42,563
Income taxes receivable	1,122	2,660
Current deferred income taxes	1,904	–
Prepaid expenses and other	9,235	2,331

Total current assets	317,687	407,499

Property, plant and equipment – at cost:
Land and land improvements	13,177	13,177
Construction-in-progress	9,456	6,481
Buildings and improvements	68,125	68,125
Machinery and equipment	169,074	168,984
Furniture and fixtures	6,807	6,742

Total property, plant and equipment	266,639	263,509

Accumulated depreciation	(140,000)	(136,653)

Property, plant and equipment – net	126,639	126,856

Other assets	233	203

Total assets	$444,559	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
In Thousands of Dollars, Except Share Data	2010	2009
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$30,778	$11,942
Accrued liabilities	12,862	17,140
Current deferred income taxes	–	1,105
Current portion of notes payable	–	100,430

Total current liabilities	43,640	130,617

Non-current deferred income taxes	10,717	10,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:	–	–
Authorized shares – 2,000,000; none issued
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,310,002 and 26,308,002	263	263
Additional paid-in capital	44,205	44,057
Treasury stock, at cost – 3,148,950 and 3,148,950 shares	(21,269)	(21,269)
Retained earnings	367,003	369,933

Total stockholders’ equity	390,202	392,984

Total liabilities and stockholders’ equity	$444,559	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31,
In Thousands, Except Per Share Data	2010	2009

Net sales	$175,229	$144,485
Cost of goods sold	164,628	126,650

Gross profit	10,601	17,835

Selling, general and administrative expenses	11,985	10,608

Operating income (loss)	(1,384)	7,227

Net interest and other expenses	2,702	288

Income (loss) before income taxes	(4,086)	6,939

Provision (benefit) for income taxes	(1,620)	2,323

Net income (loss)	$(2,466)	$4,616

Net income (loss) per common and common equivalent share – basic	$(0.11)	$0.20

Weighted average common and common equivalent shares – basic	23,159	22,997

Net income (loss) per common and common equivalent share – diluted	$(0.11)	$0.20

Weighted average common and common equivalent shares – diluted	23,159	23,277

Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands of Dollars	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(2,466)	$4,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,473	3,494
Deferred income taxes	(3,249)	1,510
Other	(251)	104
Changes in operating assets and liabilities:
Accounts receivable	(9,439)	16,446
Inventories	10,033	(1,958)
Trade accounts payable and accrued liabilities	14,558	693
Other assets and liabilities	(6,990)	144
Current income taxes receivable / payable	1,538	609

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,207	25,658

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,150)	(12,225)
Proceeds from sale of assets	10	46

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,140)	(12,179)

FINANCING ACTIVITIES
Repayment of notes payable	(100,000)	–
Deferred financing fees	(50)	–
Proceeds from issuances of common stock	34	17
Dividend paid	(464)	(460)
Excess tax benefits of options exercised	–	2

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(100,480)	(441)

Net increase (decrease) in cash and cash equivalents	(96,413)	13,038
Cash and cash equivalents at beginning of period	226,769	217,666

Cash and cash equivalents at end of period	$130,356	$230,704

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2010	2009

Raw materials	$5,443	$14,497
Work-in-process	19,508	12,239
Finished goods	75,506	75,239

	100,457	101,975
Adjust to LIFO cost	(67,927)	(59,412)
Lower of cost or market adjustment	–	–

	$32,530	$42,563

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first quarter of 2010, the Company liquidated a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the quarter by $836,000. During the first quarter of 2009, the Company did not liquidate any LIFO inventory layers established in prior years.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2010	2009

Sales volume discounts payable	$7,653	$10,120
Property taxes payable	665	2,555
Commissions payable	1,922	1,569
Accrued salaries	817	418
Other accrued liabilities	1,805	2,478

	$12,862	$17,140

NOTE 4 — INCOME TAXES
Income taxes were benefited at an effective rate of 39.65% in the first quarter of 2010 versus accruing at an effective rate of 33.5% in the first quarter of 2009, consistent with the Company’s estimated liabilities. The volatility of the effective rate is due to the fact that relatively small dollar amounts of book versus tax adjustments have a larger percentage impact when the pre-tax earnings or loss are at or near break even.
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. This deduction lowered the Company’s effective tax rate by $50,000, or approximately 0.72%, for the first quarter of 2009, and increased the tax benefit $153,000, or approximately 3.8%, in the first quarter of 2010. Relatively small dollar amounts of tax adjustments have had larger percentage impact in 2009 and 2010 as the pre-tax earnings have hovered closely at or near the break-even level.
NOTE 5 — NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarter Ended
	March 31,	March 31,
In Thousands	2010	2009

Numerator:
Net income (loss)	$(2,466)	$4,616

Denominator:
Denominator for basic earnings per share – weighted average shares	23,159	22,997

Effect of dilutive securities:
Employee stock options	–	280

Denominator for diluted earnings per share – weighted average shares	23,159	23,277

Weighted average employee stock options excluded from the determination of diluted earnings (loss) per share for the first quarters were 483,659 in 2010 and 208,694 in 2009. Such options were anti-dilutive for the respective periods, including the fact that in 2010 all outstanding options are anti-dilutive because of the Company’s net loss for the quarter.
NOTE 6 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2010, as computed under the Financing Agreement was $139,709,181. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On March 31, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of March 31, 2010.
The Company, through its agent bank, was also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement.
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
On January 15, 2010, the Company used available cash to pay off all of its then outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. The Company paid off the $100 million debt with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company incurred a one-time charge of $2.6 million in 2010 in connection with this transaction.
NOTE 7 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 610,000 shares of its common stock. On February 15, 2010, the Board of directors added an additional 2 million shares to this authorization, authorizing the Company to purchase up to 2,610,000 of its shares through February 28, 2011. The Company did not repurchase any shares of its stock in the first quarters of 2010 or 2009.
NOTE 8 – CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark

Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ‘301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ‘301 patent has raised a substantial new question of patentability of the claims of the ‘301 patent. In the re-examination, an Examiner in the USPTO will review the claims of the Southwire ‘301 patent and make a new determination of the patentability of those claims.
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
NOTE 9 – SUBSEQUENT EVENTS
Subsequent events were evaluated through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The Company is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of residential wire for interior wiring in homes, apartments and manufactured housing and commercial wire for commercial and industrial buildings.
The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.5% and 90.3% of the Company’s cost of goods sold during fiscal 2009 and 2008, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly periods ended March 31, 2010 and 2009. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009
Net sales for the first quarter of 2010 amounted to $175.2 million compared with net sales of $144.5 million for the first quarter of 2009. This dollar increase was primarily the result of a 74.7% increase in the price of wire sold partially offset by a 30.6% decrease in the unit volume of product shipped. The average cost per pound of raw copper purchased increased 106% in the first quarter of 2010 compared to the first quarter of 2009, and was the principal driver of the increased average sales price of wire. The Company believes the volume of wire sold decreased due to several factors including, primarily, the slowdown in construction throughout the United States that continued in 2010 and to a lesser extent, the Company’s concerted efforts to support price increases in the building wire industry instead of cutting prices to increase volumes. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $164.6 million, or 94.0% of net sales, in the first quarter of 2010, compared to $126.7 million, or 87.7% of net sales, in the first quarter of 2009. Gross profit decreased to $10.6 million, or 6.0% of net sales, in the first quarter of 2010 versus $17.8 million, or 12.3% of net sales, in the first quarter of 2009. The decreased gross profit and gross margin percentages were primarily the result of the increase in raw material costs (including LIFO adjustments) in percentage terms in 2010 versus 2009. In comparing the first quarter of 2010 to the first quarter of 2009, the average sales price of wire that contained a pound of copper increased 74.7%, while the average price of copper purchased during the quarter increased 106%. This resulted in total materials cost equaling 86.2% of net sales in the first quarter of 2010 versus 75.7% in the first quarter of 2009.
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
As a result of increasing copper costs, offset slightly by a decrease in the quantity of inventory on hand during the first quarter of 2010, a LIFO adjustment was recorded increasing cost of sales by $8.5 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses, consisting of commissions and freight, for the first quarter of 2010 were $7.6 million, or 4.3% of net sales, compared to $7.6 million, or 5.2% of net sales, in the first quarter of 2009. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, rose $696,000 in concert with the increased sales dollars. This increase in commissions was offset by freight costs, which decreased $646,000 due to the decrease in unit sales. General and administrative expenses increased to $4.3 million, or 2.4% of net sales, in the first quarter of 2010 compared to $3.0 million, or 2.1% of net sales, in the first quarter of 2009. The general and administrative costs rose primarily due to increased legal and administrative costs. The provision for bad debts was $75,000 in the first quarter of both 2010 and 2009.
The net interest and other income and expense category increased in expense to $2.7 million in the first quarter of 2010 from $288,000 expense in the first quarter of 2009, due primarily to the $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable. Income taxes were accrued at an effective rate of negative 39.65% that benefited net income (by reducing the loss) in the first quarter of 2010 versus a 33.5% expense in the first quarter of 2009, consistent with the Company’s estimated liabilities. The volatility of the effective rate is due to the fact that relatively small dollar amounts of book versus tax adjustments have a larger percentage impact when the pre-tax earnings are near break even.
As a result of the foregoing factors, the Company had a net loss of $2.5 million in the first quarter of 2010 versus net income of $4.6 million in the first quarter of 2009.
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

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2010, as computed under the Financing Agreement was $139,709,181. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On March 31, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of March 31, 2010.
The Company, through its agent bank, was also a party to a Note Purchase Agreement (the “2004 Note Purchase Agreement”) with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement.
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
On January 15, 2010, the Company used available cash to pay off all of its then outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. The Company paid off the $100 million debt with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company incurred a one-time charge of $2.6 million in 2010 in connection with this transaction and expects to realize a net cash savings of $1.8 million based on current interest rates over the original remaining life of the notes.
Cash provided by operating activities was $7.2 million in the first quarter of 2010 compared to $25.7 million in the first quarter of 2009. The following changes in components of cash flow were notable. The Company had a net loss in the first quarter of 2010 versus net income in the first quarter of 2009, providing $7.1 million less cash. Accounts receivable declined in the first quarter of 2009, providing $16.4 million in cash, while accounts receivable rose by $9.4 million in the first quarter of 2010, resulting in a use of cash and a $25.9 million negative swing in cash provided by operations. Other assets and liabilities decreased cash flow by $7.0 million in the first quarter of 2010 versus a $0.1 million contribution in the first quarter of 2009, primarily due to a $7.1 million increase in prepaid assets associated with prepaid copper inventory at March 31, 2010. These uses of cash in the first quarter of 2010 were offset by the following positive swings in cash flow from the first quarter of 2009 to the first quarter of 2010. The dollar value of inventories increased slightly in the first quarter of 2009, consuming $2.0 million in cash versus a source of cash of $10.0 million due to a decrease in inventory in the first quarter of 2010. Trade accounts payable and accrued liabilities had a $13.9 million increase in cash flow provided in the first quarter of 2010 versus the first quarter of 2009 due primarily to the increase in accounts payable, attributable to timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $18.5 million decrease in cash flow from operations in the first quarter of 2010 versus the first quarter of 2009.
Cash used in investing activities decreased to $3.1 million in the first quarter of 2010 from $12.2 million in the first quarter of 2009. In the first quarter of 2010, the funds were used primarily for equipment purchases, which were much lower. The $100.5 million of cash used in financing activities in the first quarter of 2010 was primarily the result of the Company’s early retirement of long-term notes payable discussed above. In the first quarter of 2010, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $130.4 million at March 31, 2010.
During the remainder of 2010, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2010 associated with these projects are currently estimated to be between $16 million and $19 million. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2010.
Information Regarding Forward Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 610,000 shares of its common stock. On February 15, 2010, the Board of directors added an additional 2 million shares to this authorization, authorizing the Company to purchase up to 2,610,000 of its shares through February 28, 2011. The Company did not repurchase any shares of its stock in the first quarter of 2010.

Item 6.	Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: May 6, 2010	/s/ DANIEL L. JONES Daniel L. Jones, President and Chief Executive Officer

Dated: May 6, 2010	/s/ FRANK J. BILBAN Frank J. Bilban, Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

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

10.1
Fifth Amendment dated March 26, 2010 to Credit Agreement dated August 27, 2004 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010).

31.1
Certification by Daniel J. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 6, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 6, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated May 6, 2010 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated May 6, 2010 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.