Form 10-Q
period 2010-06-30
ENCORE WIRE CORP
filed 2010-08-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2274963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1329 Millwood Road
McKinney, Texas	75069
(Address of principal executive offices)	(Zip Code)
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
Yes [  ] No ☒
Number of shares of Common Stock, par value $.01, outstanding as of August 2, 2010: 23,179,452

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In Thousands of Dollars	2010	2009
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$90,503	$226,769
Accounts receivable (net of allowance of $2,432 and $2,278)	182,309	133,176
Inventories	39,992	42,563
Income taxes receivable	1,078	2,660
Prepaid expenses and other	1,138	2,331

Total current assets	315,020	407,499

Property, plant and equipment - at cost:
Land and land improvements	17,928	13,177
Construction-in-progress	6,842	6,481
Buildings and improvements	69,477	68,125
Machinery and equipment	173,605	168,984
Furniture and fixtures	6,807	6,742

Total property, plant and equipment	274,659	263,509

Accumulated depreciation	(143,360)	(136,653)

Property, plant and equipment - net	131,299	126,856

Other assets	197	203

Total assets	$446,516	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
In Thousands of Dollars, Except Share Data	2010	2009
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$17,876	$11,942
Accrued liabilities	17,888	17,140
Current deferred income taxes	2,007	1,105
Current portion of notes payable	–	100,430

Total current liabilities	37,771	130,617

Non-current deferred income taxes	10,631	10,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	–	–
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,328,402 and 26,308,002	263	263
Additional paid-in capital	44,446	44,057
Treasury stock, at cost – 3,148,950 and 3,148,950 shares	(21,269)	(21,269)
Retained earnings	374,674	369,933

Total stockholders’ equity	398,114	392,984

Total liabilities and stockholders’ equity	$446,516	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands, Except Per Share Data	2010	2009	2010	2009

Net sales	$236,094	$159,351	$411,323	$303,836
Cost of goods sold	209,179	147,491	373,807	274,141

Gross profit	26,915	11,860	37,516	29,695

Selling, general, and administrative expenses	14,068	10,730	26,052	21,338

Operating income	12,847	1,130	11,464	8,357

Net interest and other expenses	94	476	2,797	764

Income before income taxes	12,753	654	8,667	7,593

Provision for income taxes	4,618	54	2,998	2,377

Net income	$8,135	$600	$5,669	$5,216

Net income per common and common equivalent share – basic	$0.35	$0.03	$0.24	$0.23

Weighted average common and common equivalent shares – basic	23,171	22,999	23,165	22,998

Net income per common and common equivalent share – diluted	$0.35	$0.03	$0.24	$0.22

Weighted average common and common equivalent shares – diluted	23,334	23,299	23,246	23,288

Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2010	2009

OPERATING ACTIVITIES
Net income	$5,669	$5,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,861	7,006
Deferred income taxes	576	(12)
Long-term debt prepayment fee	2,919	–
Other	(82)	191
Changes in operating assets and liabilities:
Accounts receivable	(49,287)	14,396
Inventories	2,571	4,488
Trade accounts payable and accrued liabilities	6,681	1,155
Other assets and liabilities	1,120	(646)
Current income taxes receivable / payable	1,607	(407)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(21,365)	31,387

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,175)	(16,064)
Proceeds from sale of assets	10	117

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,165)	(15,947)

FINANCING ACTIVITIES
Repayment of notes payable	(102,919)	–
Deferred financing fees	(50)	–
Proceeds from issuances of common stock	135	80
Dividend paid	(927)	(920)
Excess tax benefits of options exercised	25	41

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(103,736)	(799)

Net increase (decrease) in cash and cash equivalents	(136,266)	14,641
Cash and cash equivalents at beginning of period	226,769	217,666

Cash and cash equivalents at end of period	$90,503	$232,307

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2010	2009

Raw materials	$7,548	$14,497
Work-in-process	17,010	12,239
Finished goods	74,144	75,239

	98,702	101,975
Adjust to LIFO cost	(58,710)	(59,412)
Lower of cost or market adjustment	–	–

	$39,992	$42,563

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first six months of 2010, the Company liquidated a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the second quarter of 2010 by $644,000 and the six months by $1,480,000. During the first six months of 2009, the Company also liquidated prior year inventory layers, favorably impacting net income for the six months by $371,000, all in the second quarter.

NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2010	2009

Sales volume discounts payable	$11,395	$10,120
Property taxes payable	1,361	2,555
Commissions payable	2,175	1,569
Accrued salaries	1,604	418
Other accrued liabilities	1,353	2,478

	$17,888	$17,140

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 36.2% in the second quarter of 2010 versus 8.3% in the second quarter of 2009, consistent with the Company’s estimated liabilities. The volatility of the effective rate is due to the fact that relatively small dollar amounts of book versus tax adjustments have a larger percentage impact when the pre-tax earnings or loss are at or near break even. For the six months ended June 30th, the effective tax rates accrued were 34.6% in 2010 and 31.3% in 2009.
NOTE 5 – NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings per share:

	Quarter Ended
	June 30,	June 30,
In Thousands	2010	2009

Numerator:
Net income (loss)	$8,135	$600

Denominator:
Denominator for basic earnings per share – weighted average shares	23,171	22,999

Effect of dilutive securities:
Employee stock options	163	300

Denominator for diluted earnings per share – weighted average shares	23,334	23,299

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the second quarter was 211,857 in 2010 and 197,923 in 2009. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings per share (in thousands):

	Six Months Ended
	June 30,	June 30,
In Thousands	2010	2009

Numerator:
Net income	$5,669	$5,216

Denominator:
Denominator for basic earnings per share – weighted average shares	23,165	22,998

Effect of dilutive securities:
Employee stock options	81	290

Denominator for diluted earnings per share – weighted average shares	23,246	23,288

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the six months ended June 30 was 347,758 in 2010 and 203,309 in 2009. Such options were anti-dilutive for the respective periods.

NOTE 6 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On June 30, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of June 30, 2010.
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
On January 15, 2010, the Company used available cash to pay off all of its then outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. The Company paid off the $100 million debt with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company incurred a one-time charge of $2.6 million in the first quarter of 2010 in connection with this transaction. For the second quarter and six months ended June 30, 2010, the Company made an immaterial adjustment to reclassify the cash pre-payment fee from operating activities to financing activities in the accompanying consolidated statement of cash flows.
NOTE 7 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first six months of 2010 or 2009.
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
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a misdescriptive trademark, and that Southwire had made false statements about the Company’s slick wire products. On July 6, 2010, the Company amended its complaint to seek a declaratory judgment that the Company’s slick wire products do not infringe Southwire’s United States Patent No. 7,749,024. Later on July 6, 2010, Southwire filed a complaint against the Company in the Eastern District of Texas for infringement of the ‘024 patent.

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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six-month periods ended June 30, 2010 and 2009. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009
Net sales for the second quarter of 2010 amounted to $236.1 million compared with net sales of $159.4 million for the second quarter of 2009. This dollar increase was primarily the result of a 44.9% increase in the price of wire sold and a 2.3% increase in the unit volume of product shipped. The average cost per pound of raw copper purchased increased 48.1% in the second quarter of 2010 compared to the second quarter of 2009, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $209.2 million, or 88.6% of net sales, in the second quarter of 2010, compared to $147.5 million, or 92.6% of net sales, in the second quarter of 2009. Gross profit increased to $26.9 million, or 11.4% of net sales, in the second quarter of 2010 versus $11.9 million, or 7.4% of net sales, in the second quarter of 2009. The increased gross profit and gross margin percentages were primarily the result of the increased spread between what the Company paid for a pound of copper and the price of wire that contained a pound of copper. In comparing the second quarter of 2010 to the second quarter of 2009, this spread increased by 35.7% resulting in the increased margins. Spreads increased as a result of improved industry pricing discipline in the second quarter of 2010.
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
As a result of decreasing copper costs, offset slightly by an increase in the quantity of inventory on hand during the second quarter of 2010, a LIFO adjustment was recorded decreasing cost of sales by $9.2 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses, consisting of commissions and freight, for the second quarter of 2010 were $10.0 million, or 4.3% of net sales, compared to $8.0 million, or 5.0% of net sales, in the second quarter of 2009. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, rose $1.8 million in concert with the increased sales dollars. Additionally, freight costs increased by $0.3 million due to the 2.3% increase in unit sales. General and administrative expenses increased to $4.0 million, or 1.7% of net sales, in the second quarter of 2010 compared to $2.7 million, or 1.7% of net sales, in the second quarter of 2009. The general and administrative dollar costs rose primarily due to increased legal and administrative costs, while the percentage of net sales remained stable. The provision for bad debts was $75,000 in the second quarter of both 2010 and 2009.
The net interest and other income and expense category decreased in expense to $94,000 in the second quarter of 2010 from $476,000 expense in the second quarter of

2009, due primarily to the early retirement of the Company’s $100 million in long-term notes payable during the first quarter of 2010. Income taxes were accrued at an effective rate of 36.2% in the second quarter of 2010 versus 8.3% in the second quarter of 2009, consistent with the Company’s estimated liabilities. The volatility of the effective rate is due to the fact that relatively small dollar amounts of book versus tax adjustments have a larger percentage impact when the pre-tax earnings are near break even, which drove the 2009 rate downward.
As a result of the foregoing factors, the Company had net income of $8.1 million in the second quarter of 2010 versus $600,000 in the second quarter of 2009.
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
Net sales for the first six months of 2010 amounted to $411.3 million compared with net sales of $303.8 million for the first half of 2009. This dollar increase was the result of a 59.2% increase in the average price of wire sold, partially offset by a 14.9% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased increased 74.1% in the first six months of 2010 compared to the first six months of 2009, but increased less than the selling price of wire per copper pound did in dollar terms. In comparing the first half of 2010 to the first half of 2009, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 24.3%, due primarily to industry pricing discipline. In addition, the unit volume decreased as discussed above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $373.8 million in the first six months of 2010, compared to $274.1 million in the first six months of 2009. Gross profit increased to $37.5 million, or 9.1% of net sales, in the first six months of 2010 versus $29.7 million, or 9.8% of net sales, in the first six months of 2009. The increased gross profit dollars were primarily the result of the 35.4% increase in net sales dollars in the first six months of 2010 versus the same period in 2009 as discussed above, while the percentage margin decreased slightly.
As a result of decreasing copper costs in the second quarter and a slightly decreased amount of inventory on hand during the first six months of 2010, a LIFO adjustment was recorded decreasing cost of sales by $702,000 during the six month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2010 increased to $17.7 million, or 4.3% of net sales, compared to $15.6 million, or 5.1% of net sales, in the same period of 2009. Commissions paid to independent manufacturers’ representatives are paid as a percentage of sales, and therefore, rose $2.5 million in concert with the increased sales dollars. This increase in commissions was slightly offset by freight costs, which decreased $383,000 due to the decrease in unit sales. Commissions amounted to 2.6% and 2.7% in the first six months of 2010 and 2009, respectively. General and administrative expenses increased to $8.2 million, or 2.0% of net sales, in the first six months of 2010 compared to $5.6 million, or 1.9% of net sales, in the same period of

2009. The general and administrative costs rose primarily due to increased legal and administrative costs, while decreasing slightly as a percentage of net sales. The provision for bad debts was $150,000 in the first six months of both 2010 and 2009.
Net interest and other expense was $2.8 million in the first six months of 2010 compared to $764,000 in the first half of 2009. The increase was due primarily to a $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable. Income taxes were accrued at an effective rate of 34.6% in the first six months of 2010 versus 31.3% in the first six months of 2009 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $5.7 million in the first half of 2010 from $5.2 million in the first half of 2009.
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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On June 30, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of June 30, 2010.
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
On January 15, 2010, the Company used available cash to pay off all of its then outstanding debt, comprised of the Fixed Rate Senior Notes and the Floating Rate Senior Notes. The Company paid off the $100 million debt with a payment totaling $103.8 million, which included accrued and unpaid interest, along with a pre-payment fee applicable to the Fixed Rate Senior Notes. The Company incurred a one-time charge of $2.6 million in the first quarter of 2010 in connection with this transaction and expects to realize a net cash savings of $1.8 million based on interest rates in effect at the time of the payoff, over the original remaining life of the notes. For the second quarter and six months ended June 30, 2010, the Company made an immaterial adjustment to reclassify the cash pre-payment fee from operating activities to financing activities in the accompanying consolidated statement of cash flows.
Cash used by operating activities was $21.4 million in the first six months of 2010 compared to cash provided of $31.4 million in the first six months of 2009. The following changes in components of cash flow were notable. The Company had net income of $5.7 million in the first six months of 2010 versus net income of $5.2 million in the first six months of 2009. Accounts receivable decreased in the first six months of 2009, providing $14.4 million in cash, while accounts receivable increased by $49.3 million in the first six months of 2010, resulting in a $63.7 million negative swing in cash provided by operations. Accounts receivable increased in concert with the increased sales in 2010. Trade accounts payable and accrued liabilities had a $5.5 million increase in cash flow provided in the first six months of 2010 versus the first six months of 2009 due primarily to the increase in accounts payable, attributable to increased sales and production along with the timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $52.8 million decrease in cash flow from operations in the first six months of 2010 versus the first six months of 2009.
Cash used in investing activities decreased to $11.2 million in the first six months of 2010 from $15.9 million in the first six months of 2009. In 2009, the funds were used primarily for equipment purchases, while in 2010 the reduced funds were used for both equipment and land purchases. The $103.7 million of cash used in financing activities in the first six months of 2010 was primarily the result of the Company’s early retirement of long-term notes payable discussed above. In the first half of 2010, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $90.5 million at June 30, 2010.
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
Information Regarding Forward Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is hereby incorporated by reference.
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
Item 4T. Controls and Procedures.
Not applicable.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to Note 8 – “Contingencies” in Notes to Consolidated Financial Statements of this quarterly report on Form 10-Q for information on legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 authorizing the Company to repurchase up to the remaining 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first six months of 2010 or 2009.

Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: August 4, 2010	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: August 4, 2010	/s/ FRANK J. BILBAN

Frank J. Bilban, Vice President – Finance,
Chief Financial Officer,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1
Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

31.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated August 4, 2010 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated August 4, 2010 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.