Form 10-Q
period 2010-09-30
ENCORE WIRE CORP
filed 2010-11-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2010
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
Registrant’s telephone number, including area code: (972) 562-9473
N/A

(Former name, former address and former fiscal year, if changed since last report)
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
Yes [   ] No ☒
Number of shares of Common Stock, par value $0.01, outstanding as of November 4, 2010: 23,212,325

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In Thousands of Dollars	2010	2009
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$90,409	$226,769
Accounts receivable (net of allowance of $2,507 and $2,278)	195,727	133,176
Inventories	41,746	42,563
Income taxes receivable	–	2,660
Current deferred income taxes	1,961	–
Prepaid expenses and other	2,124	2,331

Total current assets	331,967	407,499

Property, plant and equipment - at cost:
Land and land improvements	17,928	13,177
Construction-in-progress	9,925	6,481
Buildings and improvements	69,440	68,125
Machinery and equipment	174,531	168,984
Furniture and fixtures	6,807	6,742

Total property, plant and equipment	278,631	263,509

Accumulated depreciation	(146,650)	(136,653)

Property, plant and equipment - net	131,981	126,856

Other assets	191	203

Total assets	$464,139	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
In Thousands of Dollars, Except Share Data	2010	2009
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$24,987	$11,942
Accrued liabilities	20,488	17,140
Current income taxes payable	4,258	–
Current deferred income taxes	–	1,105
Current portion of notes payable	–	100,430

Total current liabilities	49,733	130,617

Non-current deferred income taxes	11,294	10,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	–	–
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,362,602 and 26,308,002	264	263
Additional paid-in capital	44,840	44,057
Treasury stock, at cost – 3,150,277 and 3,148,950 shares	(21,294)	(21,269)
Retained earnings	379,302	369,933

Total stockholders’ equity	403,112	392,984

Total liabilities and stockholders’ equity	$464,139	$534,558

Note:	The consolidated balance sheet at December 31, 2009, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands, Except Per Share Data	2010	2009	2010	2009

Net sales	$242,751	$168,695	$654,074	$472,531
Cost of goods sold	219,983	157,340	593,790	431,482

Gross profit	22,768	11,355	60,284	41,049

Selling, general, and administrative expenses	15,506	10,905	41,558	32,242

Operating income	7,262	450	18,726	8,807

Net interest and other expenses	73	340	2,870	1,105

Income before income taxes	7,189	110	15,856	7,702

Provision for income taxes	2,097	(215)	5,095	2,162

Net income	$5,092	$325	$10,761	$5,540

Net income per common and common equivalent share – basic	$0.22	$0.01	$0.46	$0.24

Weighted average common and common equivalent shares – basic	23,193	23,006	23,174	23,001

Net income per common and common equivalent share – diluted	$0.22	$0.01	$0.46	$0.24

Weighted average common and common equivalent shares – diluted	23,337	23,308	23,277	23,294

Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2010	2009

OPERATING ACTIVITIES
Net income	$10,761	$5,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,285	10,330
Deferred income taxes	(2,729)	(6,851)
Long-term debt prepayment fee	2,919	–
Other	57	67
Changes in operating assets and liabilities:
Accounts receivable	(62,780)	2,678
Inventories	817	6,317
Trade accounts payable and accrued liabilities	16,392	6,581
Other assets and liabilities	117	(18,096)
Current income taxes receivable / payable	6,974	6,169

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,187)	12,735

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,302)	(19,726)
Proceeds from sale of assets	78	4,162

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,224)	(15,564)

FINANCING ACTIVITIES
Repayment of notes payable	(102,919)	–
Deferred financing fees	(50)	–
Purchase of treasury stock	(25)	–
Proceeds from issuances of common stock	380	93
Dividend paid	(1,391)	(1,380)
Excess tax benefits of options exercised	56	43

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(103,949)	(1,244)

Net increase (decrease) in cash and cash equivalents	(136,360)	(4,073)
Cash and cash equivalents at beginning of period	226,769	217,666

Cash and cash equivalents at end of period	$90,409	$213,593

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2010	2009

Raw materials	$12,923	$14,497
Work-in-process	20,431	12,239
Finished goods	79,357	75,239

	112,711	101,975
Adjust to LIFO cost	(70,965)	(59,412)
Lower of cost or market adjustment	–	–

	$41,746	$42,563

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first six months of 2010, the Company liquidated a portion of the layer established in 2005. During the third quarter a portion of this layer was replenished. As a result, under the LIFO method, this inventory layer was replenished at historical costs that were less than current costs, which negatively impacted net income for the third quarter of 2010 by $586,000, while the nine month results have been positively affected by a net $894,000. During the third quarter of 2009, the Company reduced inventory, liquidating a portion of the LIFO inventory layer established in 2005, which favorably impacted net income for the third quarter of 2009 by $1.9 million and favorably impacted the first nine months of 2009 by $2.3 million.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2010	2009

Sales volume discounts payable	$13,127	$10,120
Property taxes payable	2,191	2,555
Commissions payable	2,194	1,569
Accrued salaries	1,922	418
Other accrued liabilities	1,054	2,478

	$20,488	$17,140

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 29.2% in the third quarter of 2010, consistent with the Company’s estimated liabilities, versus providing a benefit at an effective rate of 197% in the third quarter of 2009. The effective income tax rate in the third quarter of 2009 differed from the statutory tax rate due to the fact that as earnings approach zero, certain permanent differences between the Company’s financial and tax accounting become more significant and skew the quarterly tax accrual on a percentage basis as the Company accrues to the proper year to date rate. For the nine months ended September 30th, the effective tax rates accrued were 32.1% in 2010 and 28.1% in 2009.
NOTE 5 – NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings per share:

	Quarter Ended
	September 30,	September 30,
In Thousands	2010	2009

Numerator:
Net income (loss)	$5,092	$325

Denominator:
Denominator for basic earnings per share – weighted average shares	23,193	23,006

Effect of dilutive securities:
Employee stock options	144	302

Denominator for diluted earnings per share – weighted average shares	23,337	23,308

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarter was 224,833 in 2010 and 62,500 in 2009. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings per share:

	Nine Months Ended
	September 30,	September 30,
In Thousands	2010	2009

Numerator:
Net income	$10,761	$5,540

Denominator:
Denominator for basic earnings per share – weighted average shares	23,174	23,001

Effect of dilutive securities:
Employee stock options	103	293

Denominator for diluted earnings per share – weighted average shares	23,277	23,294

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended September 30 was 306,783 in 2010 and 156,372 in 2009. Such options were anti-dilutive for the respective periods.

NOTE 6 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of September 30, 2010.
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
NOTE 7 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 1,327 shares of its stock in the third quarter of 2010, comprising the only purchases thus far in 2010. The Company repurchased zero shares of its stock in the first nine months of 2009. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
NOTE 8 – CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ‘301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ‘301 patent has raised a substantial new question of patentability of the claims of the ‘301 patent. In a re-examination office action dated September 24, 2010, the Examiner rejected all the claims of Southwire’s ‘301 patent over the newly cited prior art. Southwire filed a response to the examiner’s September 24, 2010 office action on October 25, 2010. Southwire’s response of October 25, 2010 is pending consideration by the examiner. In October, the Court stayed the lawsuit for 6 months in light of the pending reexamination request.
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
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a misdescriptive trademark, and that Southwire had made false statements about the Company’s slick wire products. On July 6, 2010, the Company amended its complaint to seek a declaratory judgment that the Company’s slick wire products do not infringe Southwire’s United States Patent No. 7,749,024. Later on July 6, 2010, Southwire filed a complaint against the Company in the Eastern District of Texas for infringement of the ‘024 patent. The Company filed a request with the USPTO for reexamination of the ‘024 patent on October 8, 2010. The Company’s request for reexamination of the ‘024 patent is pending with the USPTO.
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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine-month periods ended September 30, 2010 and 2009. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009
Net sales for the third quarter of 2010 amounted to $242.8 million compared with net sales of $168.7 million for the third quarter of 2009. This dollar increase was primarily the result of a 27.9% increase in the price of wire sold and a 12.5% increase in the unit volume of product shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The average cost per pound of raw copper purchased increased 25.2% in the third quarter of 2010 compared to the third quarter of 2009, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $220 million, or 90.6% of net sales, in the third quarter of 2010, compared to $157.3 million, or 93.3% of net sales, in the third quarter of 2009. Gross profit increased to $22.8 million, or 9.4% of net sales, in the third quarter of 2010 versus $11.4 million, or 6.7% of net sales, in the third quarter of 2009. The increased gross profit and gross margin percentages were primarily the result of the increased spread between what the Company paid for a pound of copper and the price of wire that contained a pound of copper. In comparing the third quarter of 2010 to the third quarter of 2009, this spread increased by 37.4% resulting in the increased margins. Spreads increased as a result of improved industry pricing discipline in the third quarter of 2010 versus the third quarter of 2009. Additionally, the Company believes that the exit of a former competitor in the first quarter of 2010 had a positive impact on industry pricing levels and margins in the third quarter of 2010.
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
Primarily as a result of increasing copper costs, and a small increase in the quantity of inventory on hand during the third quarter of 2010, a LIFO adjustment was recorded increasing cost of sales by $12.3 million during the quarter. Based on copper prices at the end of the quarter, no LCM adjustment was necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses, consisting of commissions and freight, for the third quarter of 2010 were $10.5 million, or 4.3% of net sales, compared to $8.0 million, or 4.8% of net sales,

in the third quarter of 2009. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, rose $1.9 million in concert with the increased sales dollars. Additionally, freight costs increased by $0.6 million due to the 12.5% increase in unit sales. General and administrative expenses increased to $5.0 million, or 2.0% of net sales, in the third quarter of 2010 compared to $2.8 million, or 1.7% of net sales, in the third quarter of 2009. The general and administrative dollar costs rose primarily due to increased legal and administrative costs. The provision for bad debts was $75,000 in the third quarter of both 2010 and 2009.
The net interest and other income and expense category decreased in expense to $73,000 in the third quarter of 2010 from $340,000 expense in the third quarter of 2009, due primarily to the early retirement of the Company’s $100 million in long-term notes payable during the first quarter of 2010. Income taxes were accrued at an effective rate of 29.2% in the third quarter of 2010 versus a tax benefit of 197% provided in the third quarter of 2009, consistent with the Company’s estimated liabilities. The volatility of the effective rate is due to the fact that relatively small dollar amounts of book versus tax adjustments have a larger percentage impact when the pre-tax earnings are near break even, which drove the 2009 rate downward.
As a result of the foregoing factors, the Company’s net income increased to $5.1 million in the third quarter of 2010 from $325,000 in the third quarter of 2009.
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
Net sales for the first nine months of 2010 amounted to $654.1 million compared with net sales of $472.5 million for the first nine months of 2009. This dollar increase was the result of a 48.3% increase in the average price of wire sold, partially offset by a 6.7% decrease in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased increased 55.9% in the first nine months of 2010 compared to the first nine months of 2009, but increased less than the selling price of wire per copper pound did in dollar terms. In comparing the first nine months of 2010 to the first nine months of 2009, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 28.0%, due primarily to industry pricing discipline. Additionally, the Company believes that the exit of a former competitor in the first quarter of 2010 had a positive impact on industry pricing levels and margins in the second and third quarters of 2010. In addition, the unit volume decreased as discussed above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and industry price competition.
Cost of goods sold increased to $593.8 million in the first nine months of 2010, compared to $431.5 million in the first nine months of 2009. Gross profit increased to $60.3 million, or 9.2% of net sales, in the first nine months of 2010 versus $41.0 million, or 8.7% of net sales, in the first nine months of 2009. The increased gross profit dollars were primarily the result of the 38.4% increase in net sales dollars in the first nine months of 2010 versus the same period in 2009 as discussed above, while the percentage margin increased slightly due primarily to the increased copper spreads as discussed above.

Copper costs have fluctuated in 2010, rising in the first quarter, dropping in the second quarter and rising again in the third quarter. Coupled with a slightly decreased amount of inventory on hand during the first nine months of 2010, this resulted in LIFO adjustments being recorded increasing cost of sales by $11.6 million during the nine month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2010 increased to $28.1 million, or 4.3% of net sales, compared to $23.6 million, or 5.0% of net sales, in the same period of 2009. Commissions paid to independent manufacturers’ representatives are paid as a percentage of sales, and therefore, rose $4.3 million in concert with the increased sales dollars. Commissions amounted to 2.6% and 2.7% in the first nine months of 2010 and 2009, respectively. Freight costs decreased as a percentage of net sales from 2.3% for the first nine months of 2009 to 1.7% for the same period in 2010 primarily due to the increased dollar sales per pound of product shipped. General and administrative expenses increased to $13.2 million, or 2.0% of net sales, in the first nine months of 2010 compared to $8.4 million, or 1.8% of net sales, in the same period of 2009. The general and administrative costs rose primarily due to increased legal and administrative costs. The provision for bad debts was $225,000 in the first nine months of both 2010 and 2009.
Net interest and other expense was $2.9 million in the first nine months of 2010 compared to $1.1 million in the first nine months of 2009. The increase was due primarily to a $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable. Income taxes were accrued at an effective rate of 32.1% in the first nine months of 2010 versus 28.1% in the first nine months of 2009, consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $10.8 million in the first nine months of 2010 from $5.5 million in the first nine months of 2009.
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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On September 30, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31st reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of September 30, 2010.
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
Cash used by operating activities was $17.2 million in the first nine months of 2010 compared to cash provided of $12.7 million in the first nine months of 2009. The following changes in components of cash flow were notable. The Company had net income of $10.8 million in the first nine months of 2010 versus net income of $5.5 million in the first nine months of 2009. Accounts receivable decreased in the first nine months of 2009, providing $2.7 million in cash, while accounts receivable increased by $62.8 million in the first nine months of 2010, resulting in a $65.5 million negative swing in cash provided by operations. Accounts receivable increased in concert with the increased dollar sales in 2010. Trade accounts payable and accrued liabilities had a $9.8 million increase in cash flow provided in the first nine months of 2010 versus the first nine months of 2009 due primarily to the increase in accounts payable, attributable to increased sales and production along with the timing of inventory receipts at quarter end. Other assets and liabilities had a positive swing of $18.2 million due to a large prepaid raw material balance in 2009 that did not exist in 2010. These changes in cash flow were the primary drivers of the $29.9 million decrease in cash flow from operations in the first nine months of 2010 versus the first nine months of 2009.
Cash used in investing activities decreased to $15.2 million in the first nine months of 2010 from $15.6 million in the first nine months of 2009. In 2009, the funds were used primarily for machinery and equipment purchases, while in 2010 the funds were used for machinery and equipment, constructing a new building and land purchases. The $103.9 million of cash used in financing activities in the first nine months of 2010 was primarily the result of the Company’s early retirement of long-term notes payable discussed above. In the first nine months of 2010, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $90.4 million at September 30, 2010.
During the remainder of 2010, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2010 associated with these projects are currently estimated to be between $18 million and $20 million. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2010.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number
			Total Number of	of Shares that
	(a)		Shares Purchased	May Yet Be
	Total Number of	(b)	as Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1, 2010 – July 31, 2010	0	N/A	0	2,610,000
August 1, 2010 – August 31, 2010	0	N/A	0	2,610,000
September 1, 2010 – September 30, 2010	1,327	$18.47	1,327	2,608,673
Total	1,327	$18.47	1,327	2,608,673

Note: On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through February 28, 2011 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 1,327 shares of its stock in the third quarter of 2010, comprising the only purchases thus far in 2010. The Company repurchased zero shares of its stock in the first nine months of 2009. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 4, 2010	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 4, 2010	/s/ FRANK J. BILBAN
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

31.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, President and Chief Executive Officer of Encore Wire Corporation, dated November 4, 2010 and submitted as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Encore Wire Corporation, dated November 4, 2010 as required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.