Form 10-K
period 2010-12-31
ENCORE WIRE CORP
filed 2011-03-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $197,376,307 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers and 10% or greater stockholders was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 28, 2011: 23,216,475
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1) Proxy statement for the 2011 annual meeting of stockholders — Part III

ii

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
Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.
The principal customers for Encore’s wire are wholesale electrical distributors, who sell building wire and a variety of other products to electrical contractors. The Company sells its products primarily through independent manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct in-house marketing efforts.
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
Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic wires. The colors have improved on the job safety and reduced installation times for contractors. Encore Wire’s new patent pending SmartColor ID system is a color-coded MC and AC cable identification system.
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
Products
Encore offers an electric building wire product line that consists primarily of NM-B cable, UF-B cable, THWN-2 and other types of wire products, including metal clad and armored cable. The Company’s NM-B, UF-B, THWN-2 and metal clad and armored cable are all manufactured with copper as the conductor. The Company also purchases small quantities of other types of wire to re-sell to customers that buy products that the Company manufactures. The

Company maintains approximately 10,500 stock-keeping units (“SKUs”) of building wire. The principal bases for differentiation among SKUs are product type, diameter, insulation, color and packaging.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with an un-insulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from buildings. UF-B cable is composed of two or three PVC insulated copper wire conductors, with an un-insulated ground wire, all jacketed in PVC.
THWN-2 Cable. THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THWN-2 cable through protective pipe or conduit.
XHHW-2 Cable. XHHW-2 wire is intended for general purpose applications utilized in conduit or other recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
USE-2 Cable. USE-2 or RHH or RHW-2 wire is intended for general purpose applications utilized in conduit or installed in underground applications or in recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation suitable for wet locations.
Metal Clad and Armored Cable. Metal clad and armored cable is used primarily as feeder, circuit and branch wiring, primarily in commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with PVC, which are further coated with nylon and then fully encased in a flexible aluminum or steel “armored” protective sheath that eliminates the need to pull the wire through pipe or conduit.
Photovoltaic Cable. Photovoltaic style cables are designed to meet the different needs of the emerging Solar Industry by providing connections between PV panels, collector boxes and inverters; and where also allowed by the National Electric Code (NEC).
Bare Copper. Bare copper conductors are used in overhead electrical transmission and distribution systems for grounding electrical systems, and where high-conductivity and flexibility are required for equipment and circuit grounding.
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
Insulating. Insulating is the process of extruding PVC over the solid or stranded wire.

Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an un-insulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap. Jacketing also comprises extruding a nylon covering over some PVC insulated products, such as THWN-2.
Metal Cladding and Armoring. Metal cladding and armoring is the process of covering two or more insulated conductor wires, with or without an un-insulated ground wire, with a spiral interlocking cover of aluminum or steel to form a finished product.
Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. (“U/L”), a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct routine product tests. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of U/L. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators perform and record routine physical measurements of products, all of which are separately verified and approved by quality control inspectors. Although suppliers pretest PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing. Additionally, UL representatives routinely visit and test products from each area of manufacturing.
Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. Encore’s customer base is numerous and diversified. Encore has no customer, the loss of which would have a material adverse effect on Encore.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2010, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Canton, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Hayward, California. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on cost and availability.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company’s bad debt experience in 2010, 2009, and 2008 was 0.00%, 0.00% and 0.13% of net sales, respectively. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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

As of December 31, 2010, Encore had 737 employees, 606 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The rest of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 92% of the dollar value of all raw materials used by the Company during 2010. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathodes and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2010, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.
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
The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, order fill rate, quality, pricing, and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.
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
Intellectual Property Matters
The Company owns the following federally registered trademarks with the U.S. Patent and Trademark Office: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,528,340 for the “NONLEDEX” mark; U.S. Registration Number 1,900,498 for the Miscellaneous Design mark; U.S. Registration Number 2,263,692 for the “HANDY MAN’S CHOICE” mark; U.S. Registration Number 3,652,394 for the “MCMP MULTIPURPOSE” (Stylized) mark; and U.S. Registration Number 3,616,771 for the “SUPER SLICK” mark; U.S. Registration Number 3,804,531 for the “EMERGMC” mark; U.S. Registration Number 3,854,489 for the “SMARTCOLOR ID” mark; U.S. Registration Number 3,859,358 for the “SUPER SLICK” mark; U.S. Registration Number 3,884,124 for the “SUPERSLICK ELITE” mark. The current terms of trademark protection for these marks will expire on various dates between 2012 and 2019, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce.
The Company also owns the following pending applications: Application Number 77/704,999 for the “HCF-MCMP MULTIPURPOSE” mark, which was filed on April 2, 2009 and for which a Notice of Allowance was issued on December 22, 2009; Application Number 77/779,397 for the “HCF-MP MULTIPURPOSE” mark, which was filed on July 13, 2009 and for which a Notice of Allowance was issued on April 20, 2010; Application Number 77/790,370 for the “ENCORE PERFORMANCE” mark, which was filed on July 27, 2009 and for which a Notice of Allowance was issued on February 15, 2011; Application Number 77/857,126 for the “SUPERBOND MCMP MULTIPURPOSE” mark, which was filed on October 26, 2009 and for which a Notice of Allowance was issued on July 29, 2010; Application

Number 77/907,735 for the “SMARTSLICK TECHNOLOGY” mark, which was filed on January 8, 2010 and for which a Notice of Allowance was issued on August 3, 2010; Application Number 77/907,931 for the “SUPERSLICK TECHNOLOGY” mark, which was filed on January 8, 2010 and for which a Notice of Allowance was issued on August 3, 2010; Application Number 77/942,361 for the “HCF-SG SMARTGROUND” mark, which was filed on February 23, 2010 and for which a Notice of Allowance was issued on December 21, 2010; Application Number 77/942,353 for the “MC-SG SMARTGROUND” mark, which was filed on February 23, 2010 and for which a Notice of Allowance was issued on December 21, 2010, Application Number 85/170,418 for the “MC-SG” mark, which was filed on November 5, 2010; and Application Number 85/195,515 for the “SMARTCOUNT” mark, which was filed on December 10, 2010. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 81.1%, 73.5% and 90.3% of its costs of goods sold during 2010, 2009 and 2008, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industries, which are the end users of the Company’s products, are cyclical and are affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, adversely affecting the Company’s business by reducing our customers’ demand for our products. Commercial and Industrial construction activity began declining at the beginning of 2008 and continued to decrease through 2010, further reducing demand for our products. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 12% in 2008 versus 2007, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. The company believes that the volume of product sold declined primarily as a result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 was caused, in part, by the exit of a former competitor from the industry in the first quarter of 2010. However, despite this reduction, the ongoing recession will likely continue to have a negative impact on the housing and commercial building markets for the foreseeable future.
Deterioration in the financial condition of the Company’s customers due to current industry and economic conditions may result in reduced sales, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy or insolvency. Although the Company’s bad debt experience has been relatively low even in recent years, the Company’s inability to collect receivables may increase the amounts the Company must expense against its bad debt reserve, decreasing the Company’s profitability. In 2008, the Company wrote off $1.4 million in receivables which were uncollectible, almost entirely due to one customer. The downturn in the residential, commercial or industrial construction industries and general economic conditions as a whole may continue to have a material adverse effect on the Company.
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
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products that have substantially greater resources than the Company. Some of these competitors are owned and operated by large, diversified companies. The principal elements of competition in the wire and cable industry are, in the opinion of the Company, pricing, product availability and quality and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors. While the number of firms producing wire and cable has declined in the past, there can be no assurance that new competitors will not emerge or that existing producers will not employ or improve upon the Company’s manufacturing and marketing strategy. Our largest competitor purchased another significant competitor in the first quarter of 2010, which we believe has had a positive impact on pricing levels and margins.
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
Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
Encore maintains its corporate office and manufacturing plant in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 187 acres and consist of buildings containing approximately 1,396,000 square feet of floor space, of which approximately 81,000 square feet is used for office space and 1,315,000 square feet is used for manufacturing and warehouse operations. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.
Item 3. Legal Proceedings.
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ‘301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ‘301 patent has raised a substantial new question of patentability of the claims of the ‘301 patent. In a re-examination office action dated September 24, 2010, the Examiner rejected all the claims of Southwire’s ‘301 patent over the newly cited prior art. Southwire filed a response to the examiner’s September 24, 2010 office action on October 25, 2010. In October 2010, the Court stayed the lawsuit for 6 months in light of the pending reexamination request. On November 23, 2010, the USPTO consolidated Southwire’s ‘301 patent re-examination with Cerro’s ‘301 patent re-examination. On December 16, 2010, Southwire filed amendments and arguments to address the consolidated rejections. The case is now pending with the examiner.
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
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a misdescriptive trademark, and that Southwire had made false statements about the Company’s slick wire products. On July 6, 2010, the Company amended its complaint to seek a declaratory judgment that the Company’s slick wire products do not infringe Southwire’s United States Patent No. 7,749,024. Later on July 6, 2010, Southwire filed a complaint against the Company in the Eastern District of Texas for infringement of the ‘024 patent. The Company filed a request with the USPTO for reexamination of the ‘024 patent on October 8, 2010. The USPTO ordered the re-examination of the ‘024 patent on November 9, 2010. The re-examination is now pending with the examiner.
The complaints seek unspecified damages and injunctive relief. Regarding these claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims.
The Company is also a party to litigation and claims arising out of the ordinary business of the Company.

Item 4.	(Removed and Reserved).
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of March 1, 2011, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	47	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	54	Vice President — Finance, Treasurer, Secretary, and Chief Financial Officer
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
The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” The following table sets forth the high and low sales prices per share for the Common Stock as reported by NASDAQ for the periods indicated.

	High	Low
2010
First Quarter	$21.99	$18.10
Second Quarter	23.44	18.14
Third Quarter	22.40	17.77
Fourth Quarter	26.07	20.04

2009
First Quarter	$23.16	$15.22
Second Quarter	24.00	18.60
Third Quarter	24.49	19.52
Fourth Quarter	23.71	19.51
As of March 1, 2011, there were 53 record holders of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2010. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 1,327 shares of its stock in 2010 and zero shares of its stock in 2009. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2010.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	439,576	$15.11	482,000

Equity compensation plans not approved by security holders	0	0	0

TOTAL	439,576	$15.11	482,000

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2010, and the Russell 2000 Index.

		Initial	2006	2007	2008	2009	2010
Encore Wire Corporation	Return %		-3.30	-27.44	19.73	11.43	19.50
	Cum $	100.00	96.70	70.17	84.01	93.62	111.88

Russell 2000 Index	Return %		18.35	-1.55	-33.80	27.19	26.85
	Cum $	100.00	118.35	116.52	77.14	98.11	124.45

Peer Group	Return %		86.85	44.55	-67.50	33.41	40.27
	Cum $	100.00	186.85	270.09	87.78	117.10	164.26
Notes
(1)	Data presented in the performance graph is complete through December 31, 2010.
(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Coleman Cable, Inc.
(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.
(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.
(5)	The index level for all data lines was set to $100.00 on December 31, 2005.

Item 6.	Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)
Statement of Income Data:
Net sales	$910,222	$649,613	$1,081,132	$1,184,786	$1,249,330
Cost of goods sold	827,813	599,498	957,767	1,073,451	1,005,037

Gross profit	82,409	50,115	123,365	111,335	244,293
Selling, general and administrative expenses	57,073	43,767	61,180	60,400	59,793

Operating income	25,336	6,348	62,185	50,935	184,500
Interest and other income (expense)	(2,395)	1,633	2,416	1,709	(74)
Interest expense	(522)	(3,181)	(4,704)	(5,834)	(7,686)

Income before income taxes	22,419	4,800	59,897	46,810	176,740
Income tax expense	7,129	1,164	20,126	16,014	61,607

Net income	$15,290	$3,636	$39,771	$30,796	$115,133

Net income per common and common equivalent shares — basic	$0.66	$0.16	$1.72	$1.32	$4.95

Net income per common and common equivalent shares — diluted	$0.66	$0.16	$1.70	$1.30	$4.86

Weighted average common and common equivalent shares — basic	23,184	23,011	23,113	23,342	23,254
Weighted average common and common equivalent shares — diluted	23,342	23,298	23,396	23,690	23,674

	As of December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$283,944	$276,882	$378,033	$346,910	$333,865
Total assets	477,276	534,558	533,339	513,912	474,157
Long-term debt, net of current portion	—	—	100,675	100,910	98,974
Stockholders’ equity	407,377	392,984	389,619	354,969	327,121
Annual dividends paid	1,854	1,840	1,853	1,867	—
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:
•	Industry leading order-fill rates and responsive customer service.
•	Product innovations based on listening to and understanding customer needs.
•	Low cost manufacturing operations, resulting from a state of the art manufacturing complex.
•	A focused management team leading an incentivized work force.
•	Low general and administrative overhead costs.
•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
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
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States softened significantly in 2006 and continued its downward trend through 2010. Nationally, commercial construction had been relatively strong through 2007, but slowed significantly in 2008, and continued downward through 2010. According to various industry and national economic forecasts the future is unclear for the next few years. The “credit crisis” and the resulting tightening of credit could continue to negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available; however, remodeling activity has historically trended up when new construction slows down.
General
Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 81.1%, 73.5% and 90.3% of the Company’s cost of goods sold during fiscal 2010, 2009 and 2008, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. In 2008, copper prices rose during the first quarter and then held at high levels through early July, before beginning a precipitous decline through the rest of the year falling from a COMEX close of $3.92 per pound on July 1st to close at $1.39 per pound on December 31st. This unprecedented swift decline in copper prices mirrored that of many other commodities in the second half of 2008. In 2009, copper began at the 2008 year end lows and rose gradually throughout the year, mirroring the rebound in global commodity prices. In 2010, copper traded between $3.00 and $3.50 per pound for most of the first three quarters of the year before rising throughout the fourth quarter, finishing the year at $4.44. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	73.8	67.8	80.0
Other raw materials	6.6	8.8	6.6
Depreciation	1.3	1.9	1.2
Labor and overhead	6.2	8.2	5.6
LIFO adjustment	3.0	5.6	(4.8)
Lower cost or market adjustment	0.0	0.0	0.0

	90.9	92.3	88.6

Gross profit	9.1	7.7	11.4
Selling, general and administrative expenses	6.3	6.7	5.7

Operating income	2.8	1.0	5.7
Interest and other (income) expense	0.3	0.2	0.2

Income before income taxes	2.5	0.8	5.5
Income tax expense	0.8	0.2	1.8

Net income	1.7%	0.6%	3.7%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2010, 2009 and 2008. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $910.2 million in 2010, compared to $649.6 million in 2009 and $1.081 billion in 2008. The 40.1% increase in net sales in 2010 versus 2009 was primarily the result of a 45.8% increase in the average selling price of product sold and a 3.8% decrease in the volume of copper pounds of product sold. The average price of copper purchased in 2010 increased 50.3% versus the 2009 average price. Unit volume declined in concert with declining industry sales due to the continued low level of construction activity in the United States as discussed throughout this report. The increased average selling prices for wire rose more in dollars per pound than the cost of copper purchased. This increased the spread between the sales price of wire and the price of raw copper, and increased margins. Margins were at their lowest during the first quarter when, as noted in prior filings and above, a competitor was sold and liquidated their remaining inventory at levels that depressed industry margins. Margins bounced back in the second quarter and then stabilized in the second half of the year at levels that allowed the Company to be profitable due in part to its’ low cost structure.
The 39.9% decrease in net sales in 2009 versus 2008 was primarily the result of a 28.8% decrease in the average selling price of product sold and a 15.6% decrease in the volume of copper pounds of product sold. Unit volume declined in concert with declining industry sales due to the continued low level of construction in the United States as discussed throughout this report. The average price of copper purchased in 2009 decreased by 29.4%. The decreased average selling prices for wire fell more in dollars per pound than the cost of copper purchased, decreasing the spread between the sales price of wire and the price of raw copper, and decreasing margins. Margins were at their highest during the first quarter and decreased steadily through the rest of the year.
Cost of goods sold was $827.8 million in 2010 compared to $599.5 million in 2009 and $957.8 million in 2008. Copper costs were $671.6 million in 2010 compared to $440.5 million in 2009 and $865.2 million in 2008. Copper costs as a percentage of net sales increased to 73.8% in 2010 from 67.8% in 2009 and 80.0% in 2008. The increase as a percentage of net sales was due to copper costs increasing more than other costs. Other raw material costs as a percentage of net sales were 6.6%, 8.8%, and 6.6%, in 2010, 2009, and 2008, respectively. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the increase in copper prices in 2010 caused other costs to shrink in terms of their percentage of sales dollars. However, despite the cost of other raw materials dropping from 8.8% of net sales in 2009 to 6.6% in 2010, on a cents per pound basis, the cost of other raw materials actually increased by 10.4% in 2010 versus 2009, consistent with the cost of copper and other commodities, albeit at a lower rate of increase. The cost of other raw materials declined 5.6% on a cents per pound basis during 2009. Material cost percentages in 2008 were offset by a 4.8% LIFO credit, while in 2009 they were increased by a 5.6% LIFO debit (expense). In 2010, material costs were increased by a 3.0% LIFO debit (expense). Taking LIFO into account along with copper and other materials, the “total LIFO adjusted materials cost” in 2010 was 83.4% of sales versus 82.2% in 2009 and 81.8% in 2008.
Depreciation, labor and overhead costs as a percentage of net sales were 7.5% in 2010 compared to 10.1% in 2009 and 6.8% in 2008. The percentage decrease of depreciation, labor and overhead costs in 2010 (as with other raw materials) was due primarily to the precipitous increase in copper driven sales dollars exceeding the percentage increase in depreciation, labor and overhead costs. The percentage increase in 2009 was due primarily to the precipitous drop in copper-driven sales dollars exceeding the percentage drop in depreciation, labor and overhead costs, despite lower production volumes in concert with lower unit sales. This disparity is due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2010	2009	2008
Raw materials	$27,092	$14,497	$16,184
Work-in-process	19,889	12,239	8,746
Finished goods	81,940	75,239	63,718

	128,921	101,975	88,648
Adjust to LIFO cost	(86,817)	(59,412)	(23,115)
Lower of cost or market adjustment	—	—	—

	$42,104	$42,563	$65,533

In 2010, copper traded in a relatively consistent range for most of the first three quarters and then made a fairly steep rise in the fourth quarter, approaching historical highs by year end. The unit volume of inventory on-hand also decreased slightly in 2010. These factors resulted in the 2010 year-end inventory value of all inventories using the LIFO method being $86.8 million less than the FIFO value, and the 2010 year end LIFO reserve balance being $27.4 million higher than at the end of 2009. This resulted in a corresponding increase of $27.4 million in cost of goods sold for the year. Due to the management of inventory levels commensurate with declining unit sales volumes during 2010, the Company liquidated a portion of the inventory layer established in 2005. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted cost of goods sold by $1.6 million for the full year and net income for the full year by $1.1 million.
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
Gross profit was $82.4 million, or 9.1% of net sales in 2010 compared to $50.1 million, or 7.7% of net sales in 2009 and $123.4 million or 11.4% of net sales in 2008. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $38.7 million in 2010, $31.7 million in 2009 and $48.0 million in 2008. As a percentage of net sales, selling expenses decreased slightly to 4.2% in 2010, versus 4.9% in 2009 and 4.5% in 2008. The 2010 decrease is due to freight costs dropping as a percentage of the increased sales dollars. The 2009 percentage increase is due to freight costs. Freight costs increased due to shifts in regional sales and lower average order sizes resulting in higher freight costs. General and administrative expenses, as a percentage of net sales, were 2.0% in 2010, 1.8% in 2009 and 1.0% in 2008. The slight percentage increase in 2010 is due to higher administrative, legal and state tax expenses. The 2009 percentage increase was primarily due to the semi-fixed costs being divided by lower dollar sales. In 2010 and 2009 accounts receivable write-offs were negligible. The Company did increase the bad debt reserve by $300,000 per year in 2010 and 2009 to provide for potential bad debt expenses. During 2008, the Company wrote off $1.4 million in receivables which were uncollectible, almost entirely due to one customer. The Company wrote these amounts off against the bad debt reserve. The Company expensed $2.4 million or 0.2% of net sales during 2008 resulting in a bad debt reserve balance of $2.0 million. This balance was raised to this level at year-end after taking into account the state of the U.S. economy and the construction and building wire industries, among other factors.
Interest expense decreased to $0.5 million in 2010 from $3.2 million in 2009 and $4.7 million in 2008. As discussed in detail in previous filings, the Company paid off its’ long-term debt in January of 2010. The decrease in 2009 was due to lower average interest rates on the same amount of debt. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $29,000 in 2010, $354,000 in 2009 and $659,000 in 2008.
The Company’s effective tax rate was 31.8% in 2010, 24.3% in 2009 and 33.6% in 2008, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities that generally will be phased in from 2005 through 2010. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2010 effective tax rate approximately 5.34%.
As a result of the foregoing factors, the Company’s net income was $15.3 million in 2010, $3.6 million in 2009 and $39.8 million in 2008.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$2,444	$28,605	$162,092
Net cash used in investing activities	(21,629)	(18,783)	(17,635)
Net cash used in financing activities	(104,332)	(719)	(5,686)

Net increase (decrease) in cash and cash equivalents	$(123,517)	$9,103	$138,771

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
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. On December 31, 2010, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31, 2009 reporting period. In the first quarter of 2010, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of December 31, 2010.
The Company, through its agent bank, was also a party to a Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement.
On September 28, 2006, the Company, through its agent bank, entered into a second Note Purchase Agreement with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby the Company issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
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
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 1,327 shares of its stock in 2010 and zero shares of its stock in 2009. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Cash provided by operations was $2.4 million in 2010 compared to cash provided by operations of $28.6 million in 2009 and cash provided by operations of $162.0 million in 2008. The decrease in cash provided by operations of $26.2 million in 2010 versus 2009 was due to several factors. In 2010, cash used for increased accounts receivable increased by $50.2 million more than in 2009, while inventory decreases provided $22.5 million less cash in 2010 than in 2009. This net $72.7 million negative swing in the use of cash was largely offset by several positive swings in sources of cash, including: $22.7 million from increased accounts payable and accrued liabilities, $11.7 million from increased net income and $5.5 million from increased taxes payable. Accounts receivable increased due to the increased sales dollars in 2010. Inventory dollars were virtually flat in 2010 versus a $23.0 million decrease in 2009.
The decrease in cash provided by operations of $133.4 million in 2009 versus 2008 was due primarily to the $95.5 million swing in the accounts receivable category from 2008 to 2009. In 2008, accounts receivable fell $88.2 million, while in 2009 accounts receivable rose by $7.3 million resulting in a negative swing of $95.5 million in cash related to accounts receivable. Also contributing to the decreased cash provided by operations in 2009 was the decrease in net income of $36.1 million, and an $11.8 million negative swing in deferred income taxes partially offset by an increase in accounts payable and other accrued liabilities of $24.9 million.

Cash used in investing activities increased to $21.6 million in 2010 from $18.8 million in 2009, versus $17.6 million in 2008. In 2010, the funds were used for machinery and equipment, constructing a new research & development building and land purchases. In both 2009 and 2008, capital expenditures were made on various machinery and equipment purchases.
The cash used in financing activities of $104.3 million in 2010 was primarily the result of the Company’s early retirement of long-term notes payable discussed above. The cash used in financing activities of $0.7 million in 2009 consisted of $1.8 million in dividend payments offset by $0.7 million proceeds from issuance of Company stock related to employees exercising stock options and $0.4 million arising from excess tax benefits of the options exercised. The cash used in financing activities of $5.6 million in 2008 consisted primarily of $4.0 million for the stock repurchase program discussed above and $1.9 million to pay dividends.
During 2011, the Company expects its capital expenditures will consist primarily of maintaining and adding manufacturing equipment for its building wire operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2010.

Payments Due By Period ($ in Thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	32,723	32,723	—	—	—

Total	$32,723	$32,723	$—	$—	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $2.4 million of capital equipment and construction purchase orders open as of December 31, 2010.
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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a quarterly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2010, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2010, the Company was a party to the Financing Agreement. Amounts outstanding under the Financing Agreement, as amended, are payable on August 6, 2013, with interest payments due quarterly. At December 31, 2010, the balance outstanding under the Financing Agreement was zero.
There is inherent rollover risk for borrowings under the Financing Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100 million of outstanding debt, an average 1% interest rate increase in 2011 would increase the Company’s interest expense by $1,000,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 4, 2011

Encore Wire Corporation
Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2010	2009

Assets
Current assets:
Cash and cash equivalents	$103,252	$226,769
Accounts receivable, net of allowance for losses of $2,582 in 2010 and $2,278 in 2009	190,364	133,176
Inventories	42,104	42,563
Income taxes receivable	—	2,660
Current deferred income taxes	4,485	—
Prepaid expenses and other	1,892	2,331

Total current assets	342,097	407,499

Property, plant and equipment – at cost:
Land and land improvements	17,971	13,177
Construction-in-progress	15,564	6,481
Buildings and improvements	69,440	68,125
Machinery and equipment	174,916	168,984
Furniture and fixtures	7,066	6,742

	284,957	263,509

Accumulated depreciation	(149,972)	(136,653)

Property, plant and equipment – net	134,985	126,856

Other assets	194	203

Total assets	$477,276	$534,558

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$32,897	$11,942
Accrued liabilities	23,191	17,140
Current income taxes payable	2,065	—
Current deferred income taxes	—	1,105
Current portion of notes payable	—	100,430

Total current liabilities	58,153	130,617

Noncurrent deferred income taxes	11,746	10,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares– 2,000,000. Issued and outstanding shares – none
Common stock, $.01 par value: Authorized shares – 40,000,000 Issued shares – 26,366,752 in 2010 and 26,308,002 in 2009	264	263
Additional paid-in capital	45,040	44,057
Treasury stock, at cost – 3,150,277 shares in 2010 and 3,148,950 shares in 2009	(21,294)	(21,269)
Retained earnings	383,367	369,933

Total stockholders’ equity	407,377	392,984

Total liabilities and stockholders’ equity	$477,276	$534,558

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2010	2009	2008

Net sales	$910,222	$649,613	$1,081,132
Cost of goods sold	827,813	599,498	957,767

Gross profit	82,409	50,115	123,365

Selling, general and administrative expenses	57,073	43,767	61,180

Operating income	25,336	6,348	62,185

Other income (expense):
Interest and other income	194	1,633	2,416
Loss on extinguishment of debt	(2,589)	—	—
Interest expense	(522)	(3,181)	(4,704)

Income before income taxes	22,419	4,800	59,897

Income tax expense	7,129	1,164	20,126

Net income	$15,290	$3,636	$39,771

Weighted average common shares – basic	23,184	23,011	23,113

Basic earnings per common share	$0.66	$0.16	$1.72

Weighted average common shares – diluted	23,342	23,298	23,396

Diluted earnings per common share	$0.66	$0.16	$1.70

Cash dividends per share	$0.08	$0.08	$0.08

See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Treasury	Retained
In Thousands, Except Per Share Data	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2007	26,124	$261	$41,806	$(17,315)	$330,217	$354,969
Net income	—	—	—	—	39,771	39,771
Proceeds from exercise of stock options	21	1	155	—	—	156
Tax benefit on exercise of stock options	—	—	98	—	—	98
Stock-based compensation	—	—	427	—	—	427
Dividend declared — $0.08 per share	—	—	—	—	(1,848)	(1,848)
Purchase of treasury stock	—	—	—	(3,954)	—	(3,954)

Balance at December 31, 2008	26,145	262	42,486	(21,269)	368,140	389,619
Net income	—	—	—	—	3,636	3,636
Proceeds from exercise of stock options	163	1	757	—	—	758
Tax benefit on exercise of stock options	—	—	363	—	—	363
Stock-based compensation	—	—	451	—	—	451
Dividend declared — $0.08 per share	—	—	—	—	(1,843)	(1,843)

Balance at December 31, 2009	26,308	263	44,057	(21,269)	369,933	392,984
Net income	—	—	—	—	15,290	15,290
Proceeds from exercise of stock options	59	1	461	—	—	462
Tax benefit on exercise of stock options	—	—	55	—	—	55
Stock-based compensation	—	—	467	—	—	467
Dividend declared — $0.08 per share	—	—	—	—	(1,856)	(1,856)
Purchase of treasury stock	—	—	—	(25)	—	(25)

Balance at December 31, 2010	26,367	$264	$45,040	$(21,294)	$383,367	$407,377

See accompanying notes

Encore Wire Corporation
Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2010	2009	2008

Operating Activities
Net income	$15,290	$3,636	$39,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,716	13,691	13,933
Loss on extinguishment of debt	2,581	—	—
Deferred income taxes	(4,801)	(6,240)	5,601
Excess tax benefits of options exercised	(55)	(363)	(98)
Stock-based compensation	467	451	427
Provision for bad debts	304	278	2,413
Other	(132)	(479)	101
Changes in operating assets and liabilities:
Accounts receivable	(57,492)	(7,270)	88,183
Inventories	459	22,970	16,480
Prepaid expenses and other	322	(1,695)	7,570
Trade accounts payable and accrued liabilities	27,005	4,336	(20,584)
Current income taxes receivable / payable	4,780	(710)	8,295

Net cash provided by operating activities	2,444	28,605	162,092

Investing Activities
Purchases of property, plant and equipment	(21,718)	(22,950)	(17,962)
Proceeds from sale of assets	89	4,167	363
Other	—	—	(36)

Net cash used in investing activities	(21,629)	(18,783)	(17,635)

Financing Activities
Repayment of notes payable	(102,919)	—	—
Deferred financing fees	(50)	—	(133)
Purchase of treasury stock	(25)	—	(3,954)
Proceeds from issuance of common stock, net	462	758	156
Excess tax benefits of options exercised	55	363	98
Dividends paid	(1,855)	(1,840)	(1,853)

Net cash used in financing activities	(104,332)	(719)	(5,686)

Net increase (decrease) in cash and cash equivalents	(123,517)	9,103	138,771
Cash and cash equivalents at beginning of year	226,769	217,666	78,895

Cash and cash equivalents at end of year	$103,252	$226,769	$217,666

See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2010
1. Significant Accounting Policies
Business
The Company conducts its business in one segment – the manufacture of copper electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THWN-2 cable and metal clad and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 30 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 81.1%, 73.5% and 90.3% of its cost of goods sold during 2010, 2009, and 2008, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $15.1 million, $14.5 million and $19.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
At December 31, 2010 and 2009, the Company’s fair value of cash equivalents of $103.3 million and $226.8 million, respectively, approximated carrying value due to the short maturity of these financial instruments and was categorized as a Level 1 measurement.
At December 31, 2009, the carrying value of the Company’s debt was $100.4 million with an estimated fair value of $101.9 million. At December 31, 2010, the Company had no debt outstanding.
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

Allowance for Losses Progression (In Thousands of Dollars)	2010	2009	2008

Beginning balance January 1	$2,278	$2,000	$1,003
(Write offs) of bad debts, net of collections of previous write offs	4	(22)	(1,416)
Bad debt provision	300	300	2,413

Ending balance at December 31	$2,582	$2,278	$2,000

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company’s cash equivalents consisted of investments in money market funds with the Company’s banks.
Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Depreciation of property, plant and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 39 years; machinery and equipment, 3 to 15 years; and furniture and fixtures, 3 to 15 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands of Dollars	2010	2009

Raw materials	$27,092	$14,497
Work-in-process	19,889	12,239
Finished goods	81,940	75,239

	128,921	101,975
Adjust to LIFO cost	(86,817)	(59,412)
Lower of cost or market adjustment	—	—

	$42,104	$42,563

During 2010 and 2009, the Company liquidated portions of the inventory layer established in 2005. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted net income for the years ended December 31, 2010 and 2009 by $1.1 million and $9.9 million, respectively.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2010	2009

Sales volume discounts payable	$14,997	$10,120
Property taxes payable	2,648	2,555
Commissions payable	2,290	1,569
Accrued salaries	2,591	418
Other accrued liabilities	665	2,478

	$23,191	$17,140

4. Notes Payable
At December 31, 2010, no amounts were outstanding under the Company’s notes payable. Notes payable as of December 31, 2009 consist of the following:

In Thousands of Dollars

5.27% Senior Notes due 2011	$45,000
Floating Rate Senior Notes due 2011	55,000
Unrecognized gain on swap termination	430

$100,430

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2010, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At December 31, 2010 and 2009, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was not in compliance with these covenants as of December 31, 2009. The Company received a waiver for those covenant violations from the two banks for the December 31, 2009 reporting period. In the first quarter, the Company executed an amendment to the Financing Agreement that reduced the fixed charge ratio that the Company must maintain and amended certain related definitions. The Company was in compliance with the revised covenants as of December 31, 2010.
The Company, through its agent bank, was also a party to a Note Purchase Agreement with Hartford Life Insurance Company, Great-West Life & Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation (collectively, the “2004 Purchasers”), whereby the Company issued and sold $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011 (the “Fixed Rate Senior Notes”) to the 2004 Purchasers, the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its previous financing agreement.
On September 28, 2006, the Company, through its agent bank, entered into a second Note Purchase Agreement with Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, whereby the Company issued and sold $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011 (the “Floating Rate Senior Notes”), the proceeds of which were used to repay a portion of the Company’s outstanding indebtedness under its Financing Agreement.
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
The Company paid interest totaling $522,000, $3.2 million and $4.7 million in 2010, 2009 and 2008, respectively. The Company capitalized $29,000, $354,000 and $659,000 of interest in 2010, 2009 and 2008, respectively.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands of Dollars	2010	2009	2008

Current:
Federal	$11,268	$6,819	$13,630
State	663	585	895
Deferred	(4,802)	(6,240)	5,601

	$7,129	$1,164	$20,126

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands of Dollars	2010	2009	2008

Amount computed using the statutory rate	$7,847	$1,680	$20,964
State income taxes, net of federal tax benefit	263	162	613
Qualified domestic production activity deduction	(1,198)	(439)	(876)
Other items	217	(239)	(575)

	$7,129	$1,164	$20,126

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. This deduction lowered the Company’s effective tax rate by $1,198,000, $439,000 and $876,000 or approximately 5.3%, 9.1% and 1.5% for 2010, 2009 and 2008, respectively.
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2010 and 2009, is as follows:

	Deferred Tax Asset (Liability)
	2010		2009
In Thousands of Dollars	Current	Non-current	Current	Non-current

Depreciation	$—	$(11,746)	$—	$(10,957)
Inventory	2,878	—	(1,684)	—
Allowance for doubtful accounts	937	—	826	—
Uniform capitalization rules	206	—	56	—
Other	464	—	(303)	—

	$4,485	$(11,746)	$(1,105)	$(10,957)

The Company made income tax payments of $7.8 million in 2010, $8.1 million in 2009 and $15.1 million in 2008.
The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2005. The Company has no reserves for uncertain tax positions as of December 31, 2010. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
6. Stock Options
The Company previously granted options under the Encore Wire Corporation 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired on June 28, 2009. In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Like the 1999 Stock Option Plan, the 2010 Stock Option Plan permits the grant of stock options to its directors, officers and employees. The Company granted stock option awards in 2008, 2009 and 2010 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2010, 482,000 options were available to be granted in the future under the 2010 Stock Option Plan.
During 2010, 2009 and 2008, the Company recorded $466,776, $451,303 and $426,388, respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $55,162, $363,455 and $98,494 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following presents a summary of stock option activity for the year ended December 31, 2010 (aggregate intrinsic value in thousands):

	Number	Weighted	Weighted Average
	of	Average Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at January 1, 2010	483,926	$14.09
Granted	18,000	19.22
Exercised	(58,750)	7.85
Forfeited/Cancelled	(3,600)	16.97

Outstanding at December 31, 2010	439,576	$15.11	4.00	$4,382

Vested and exercisable at December 31, 2010	305,396	$12.65	2.54	$3,797

The fair value of stock options granted during the years ended December 31, 2010, 2009, and 2008, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.76%	2.70%	3.00%
Expected dividend yield	0.42%	0.38%	0.47%
Expected volatility	48.3%	52.9%	50.4%
Expected lives	5.0 years	5.0 years	5.0 years
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
During the years ended December 31, 2010, 2009, and 2008, the weighted average grant date fair value of options granted was $8.10, $9.83 and $7.70, respectively, and the total intrinsic value of options exercised was $701,000, $2.6 million and $283,000, respectively. As of December 31, 2010, total unrecognized compensation cost related to non-vested stock options of $838,000 was expected to be recognized over a weighted average period of 2.41 years.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2010	2009	2008

Numerator:
Net income	$15,290	$3,636	$39,771

Denominator:
Denominator for basic earnings per share — weighted average shares	23,184	23,011	23,113
Effect of dilutive securities:
Employee stock options	158	287	283

Denominator for diluted earnings per share —weighted average shares	23,342	23,298	23,396

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2010	2009	2008

Weighted average anti-dilutive stock options	182,593	168,954	208,750

Weighted average exercise price	$24.51	$25.37	$22.17

8.	Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 1,327 shares of its stock in 2010 and zero shares of its stock in 2009. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
9. Contingencies
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleges that the Company has infringed one or more claims of United States Patent No. 7,557,301, entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. On February 5, 2010, the United States Patent and Trademark Office (the “USPTO”) ordered the re-examination of the U.S. Patent 7,557,301. In ordering re-examination of Southwire’s ‘301 patent, the USPTO has determined that the Company’s submission of prior art not previously considered during the original examination of the ‘301 patent has raised a substantial new question of patentability of the claims of the ‘301 patent. In a re-examination office action dated September 24, 2010, the Examiner rejected all the claims of Southwire’s ‘301 patent over the newly cited prior art. Southwire filed a response to the examiner’s September 24, 2010 office action on October 25, 2010. In October 2010, the Court stayed the lawsuit for 6 months in light of the pending reexamination request. On November 23, 2010, the USPTO consolidated Southwire’s ‘301 patent re-examination with Cerro’s ‘301 patent re-examination. On December 16, 2010, Southwire filed amendments and arguments to address the consolidated rejections. The case is now pending with the examiner.
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
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a misdescriptive trademark, and that Southwire had made false statements about the Company’s slick wire products. On July 6, 2010, the Company amended its complaint to seek a declaratory judgment that the Company’s slick wire products do not infringe Southwire’s United States Patent No. 7,749,024. Later on July 6, 2010, Southwire filed a complaint against the Company in the Eastern District of Texas for infringement of the ‘024 patent. The Company filed a request with the USPTO for reexamination of the ‘024 patent on October 8, 2010. The USPTO ordered the re-examination of the ‘024 patent on November 9, 2010. The re-examination is now pending with the examiner.
The complaints seek unspecified damages and injunctive relief. Regarding these claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims.

The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a tax qualified 401(k) profit sharing plan known as the Encore Wire Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) that is intended to provide participating employees with additional income upon retirement. Employees are eligible to participate in the 401(k) Plan and to receive matching contributions after completing one year of service (as defined in the 401(k) Plan).
Eligible employees may elect to contribute between 1% and 50% (15% prior to November 15, 2010) of eligible compensation to the 401(k) Plan on a pre-tax basis, up to IRS limits. These employee contributions are called elective deferral contributions. The Company matches a portion of the elective deferral contributions made to the 401(k) Plan by eligible employees. Effective January 1, 2010, the 401(k) Plan was amended to provide for a safe-harbor matching contribution equal to 100% of the first 3% of an employee’s eligible compensation contributed to the 401(k) Plan and 50% of the next 2% of eligible compensation contributed by such employee to the 401(k) Plan for the year. Employer safe harbor matching contributions are 100% vested.
Prior to January 1, 2010, the 401(k) Plan provided for a discretionary matching contribution. For 2008 and 2009, the Company matched 50% of the first 6% of eligible compensation that an employee contributed to the 401(k) Plan. In 2008 and 2009, matching contributions were allocated to participants (i) who had completed 1,000 hours of service during the year and were employed on December 31 or (ii) whose death, retirement (e.g., termination of employment after age 65) or termination of employment on account of disability occurred during the year. Employer matching contributions made to the 401(k) Plan prior to 2010 vest at a rate of 20% per year of service and become fully vested after an employee has completed five years of vesting service (as defined in the 401(k) Plan).
The Company’s matching contributions were $349,026, $329,474 and $302,911 in years 2010, 2009 and 2008, respectively.
At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2008, 2009 or 2010.
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $5.3 million, $4.8 million and $5.6 million in 2010, 2009 and 2008, respectively, at prices that are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2010, 2009 and 2008, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.

12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

		Three Months Ended
2010	March 31	June 30	September 30	December 31

Net sales	$175,229	$236,094	$242,751	$256,148
Gross profit	10,601	26,915	22,768	22,125
Net income (loss)	(2,466)	8,135	5,092	4,529
Net income (loss) per common share — basic	(0.11)	0.35	0.22	0.20
Net income (loss) per common share — diluted	(0.11)	0.35	0.22	0.19

		Three Months Ended
2009	March 31	June 30	September 30	December 31

Net sales	$144,485	$159,351	$168,695	$177,082
Gross profit	17,835	11,860	11,355	9,065
Net income (loss)	4,616	600	325	(1,905)
Net income (loss) per common share — basic	0.20	0.03	0.01	(0.08)
Net income (loss) per common share — diluted	0.20	0.03	0.01	(0.08)

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2010. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

By:	/s/ Daniel L. Jones
Daniel L. Jones
President , Chief Executive Officer and Director

By:	/s/ Frank J. Bilban
Frank J. Bilban
Vice President — Finance, Treasurer, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 4, 2011

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Four — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this report:
(1)	Consolidated Financial Statements included in Item 8; and

(2)	The exhibits required by Item 601 of Regulation S-K, as set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENCORE WIRE CORPORATION
Date: March 4, 2011

By:	/s/ DANIEL L. JONES
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	President, Chief Executive	March 4, 2011
Daniel L. Jones	Officer and Director (Principal Executive Officer)

/s/ FRANK J. BILBAN Frank J. Bilban	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ DONALD E. COURTNEY	Director	March 4, 2011
Donald E. Courtney

/s/ JOHN H. WILSON	Director	March 4, 2011
John H. Wilson

/s/ WILLIAM R. THOMAS, III	Director	March 4, 2011
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	March 4, 2011
Scott D. Weaver

/s/ THOMAS L. CUNNINGHAM	Director	March 4, 2011
Thomas L. Cunningham

INDEX TO EXHIBITS**

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.6	Fifth Amendment to Credit Agreement of August 27, 2004, dated March 26, 2010, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010, and incorporated herein by reference).

10.7	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description
10.8	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.9	Master Note Purchase Agreement for $300,000,000 Aggregate Principal Amount of Senior Notes Issuable in Series, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.10	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.11*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.12*	2010 Stock Option Plan (filed as Annex A to the Company’s Proxy Statement filed with the SEC on March 26, 2010 and incorporated herein by reference).

10.13*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.14*	Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.15*	Form of Incentive Stock Option Agreement under the 2010 Stock Option Plan.

10.16*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Option Plan.

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 4, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 4, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 4, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated March 4, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan