Form 10-Q
period 2011-03-31
ENCORE WIRE CORP
filed 2011-05-05
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2011

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
Yes [  ] No ☒
Number of shares of Common Stock, par value $0.01, outstanding as of May 5, 2011: 23,221,475

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In Thousands of Dollars	2011	2010
	(Unaudited)	(See Note)

ASSETS

Current assets:
Cash and cash equivalents	$75,233	$103,252
Accounts receivable (net of allowance of $2,582 and $2,582)	234,851	190,364
Inventories	47,974	42,104
Current deferred income taxes	6,915	4,485
Prepaid expenses and other	2,578	1,892

Total current assets	367,551	342,097

Property, plant and equipment - at cost:
Land and land improvements	17,971	17,971
Construction-in-progress	12,954	15,564
Buildings and improvements	69,920	69,440
Machinery and equipment	179,136	174,916
Furniture and fixtures	7,133	7,066

Total property, plant and equipment	287,114	284,957

Accumulated depreciation	(153,288)	(149,972)

Property, plant and equipment - net	133,826	134,985

Other assets	622	194

Total assets	$501,999	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
In Thousands of Dollars, Except Share Data	2011	2010
	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$46,975	$32,897
Accrued liabilities	18,030	23,191
Current income taxes payable	7,485	2,065

Total current liabilities	72,490	58,153

Non-current deferred income taxes	11,766	11,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	–	–
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,371,752 and 26,366,752	264	264
Additional paid-in capital	45,217	45,040
Treasury stock, at cost – 3,150,277 and 3,150,277 shares	(21,294)	(21,294)
Retained earnings	393,556	383,367

Total stockholders’ equity	417,743	407,377

Total liabilities and stockholders’ equity	$501,999	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,
In Thousands, Except Per Share Data	2011	2010

Net sales	$303,351	$175,229
Cost of goods sold	269,596	164,628

Gross profit	33,755	10,601

Selling, general, and administrative expenses	18,149	11,985

Operating income (loss)	15,606	(1,384)

Net interest and other (income) expense	(6)	2,702

Income (loss) before income taxes	15,612	(4,086)

Provision (benefit) for income taxes	4,958	(1,620)

Net income (loss)	$10,654	$(2,466)

Net income (loss) per common and common equivalent share – basic	$0.46	$(0.11)

Weighted average common and common equivalent shares – basic	23,217	23,159

Net income (loss) per common and common equivalent share – diluted	$0.46	$(0.11)

Weighted average common and common equivalent shares – diluted	23,378	23,159

Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended
	March 31,
In Thousands of Dollars	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$10,654	$(2,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	3,425	3,473
Depreciation and amortization
Deferred income taxes	(2,410)	(3,249)
Other	109	(251)
Changes in operating assets and liabilities:
Accounts receivable	(44,487)	(9,439)
Inventories	(5,870)	10,033
Trade accounts payable and accrued liabilities	8,917	14,558
Other assets and liabilities	(1,122)	(6,990)
Current income taxes receivable / payable	5,419	1,538

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,365)	7,207

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,258)	(3,150)
Proceeds from sale of assets	11	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,247)	(3,140)

FINANCING ACTIVITIES
Repayment of notes payable	—	(100,000)
Deferred financing fees	—	(50)
Proceeds from issuances of common stock	57	34
Dividend paid	(464)	(464)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(407)	(100,480)

Net increase (decrease) in cash and cash equivalents	(28,019)	(96,413)
Cash and cash equivalents at beginning of period	103,252	226,769

Cash and cash equivalents at end of period	$75,233	$130,356

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2011	2010

Raw materials	$27,094	$27,092
Work-in-process	24,033	19,889
Finished goods	91,922	81,940

	143,049	128,921
Adjust to LIFO cost	(95,075)	(86,817)
Lower of cost or market adjustment	–	–

	$47,974	$42,104

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first quarter of 2011, the Company did not liquidate any LIFO inventory layers established in prior years. During the first quarter of 2010, the Company liquidated a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the quarter by $836,000.

NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2011	2010

Sales volume discounts payable	$12,629	$14,997
Property taxes payable	678	2,648
Commissions payable	2,989	2,290
Accrued salaries	1,097	2,591
Other accrued liabilities	637	665

	$18,030	$23,191

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 31.8% in the first quarter of 2011, versus providing a benefit at an effective rate of 39.7% in the first quarter of 2010. It is difficult to compare the tax rates in these two quarters, due to the fact that the Company produced a $4.1 million pre-tax loss in the first quarter of 2010, versus a $15.6 million pre-tax profit in the first quarter of 2011, along with the impact of significant permanent book to tax differences, including the domestic production activity deduction. Additionally, as earnings approach zero, as was the case in 2010, certain permanent differences between the Company’s financial and tax accounting become more significant and skew the quarterly tax accrual on a percentage basis as the Company accrues to the proper year to date rate.
NOTE 5 – NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
	March 31,	March 31,
In Thousands	2011	2010

Numerator:
Net income (loss)	$10,654	$(2,466)

Denominator:
Denominator for basic earnings per share – weighted average shares	23,217	23,159

Effect of dilutive securities:
Employee stock options	161	–

Denominator for diluted earnings per share – weighted average shares	23,378	23,159

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the first quarter was 80,500 in 2011 and 483,659 in 2010. Such options were anti-dilutive for the respective periods. In the first quarter of 2010, all outstanding options were anti-dilutive because of the Company’s net loss for that quarter.
NOTE 6 – LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At March 31, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2011.

NOTE 7 – STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first quarter of 2011 or 2010.
NOTE 8 – CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been stayed pending reexamination by the United States Patent and Trademark Office (the “USPTO”) for six (6) months after the USPTO rejected all claims of Southwire’s 301 patent. The reexamination continues pending the USPTO’s next action.
On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company. In the second complaint, Southwire alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395 entitled “Interlocked Metal Clad Cable” by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire also alleged that the Company infringed Southwire’s United States Trademark registration for the mark, “MCAP”, Registration No. 3,292,777. The second complaint also alleged violations of Federal, State and Common law unfair competition claims. The Company filed counterclaims against Southwire alleging claims of statutory and common law unfair competition violations, tortious interference with existing and prospective business relations, misappropriation and claims for declaratory relief. The case has been dismissed without prejudice by the parties and a dismissal order was entered April 14, 2011.
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a misdescriptive trademark on its Simpull products, and that Southwire had made false statements about the Company’s slick wire products. On July 6, 2010, the Company amended its complaint to seek a declaratory judgment that the Company’s slick wire products do not infringe Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”). Later on July 6, 2010, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas for infringement of the ‘024 patent. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. In ordering reexamination of Southwire’s ‘024 patent, the USPTO determined that the Company’s submission of prior art not previously considered during the original examination of the ‘024 patent raised a substantial new question of patentability of the claims of the ‘024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims under reexamination. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. The reexamination continues, pending the Examiner’s next action responding to Southwire’s response and the Company’s comments. The Company’s complaint against Southwire filed on July 2, 2010 was stayed on April 11, 2011 until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas on July 6, 2010 awaits the Court’s ruling on the Joint Motion to Dismiss filed by the Company and Southwire on March 29, 2011. Once this motion is granted the issues will be subject to one proceeding in the Northern District of Georgia.
Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire is dismissed, stayed, or awaiting a ruling on a joint motion to dismiss.
Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable, and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims, should dismissal not occur. The Company is also a party to litigation and claims arising out of the ordinary business of the Company.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Encore is a low-cost manufacturer of copper electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.
The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 81.1% and 73.5% of the Company’s cost of goods sold during fiscal 2010 and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2011 and 2010. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
Net sales for the first quarter of 2011 amounted to $303.4 million compared with net sales of $175.2 million for the first quarter of 2010. This dollar increase was primarily the result of a 34.4% increase in the price of wire sold and a 28.9% increase in the unit volume of product shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The average cost per pound of raw copper purchased increased 32.3% in the first quarter of 2011 compared to the first quarter of 2010, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $269.6 million, or 88.9% of net sales, in the first quarter of 2011, compared to $164.6 million, or 94.0% of net sales, in the first quarter of 2010. Gross profit increased to $33.8 million, or 11.1% of net sales, in the first quarter of 2011 versus $10.6 million, or 6.0% of net sales, in the first quarter of 2010. The increased gross profit and gross profit margin percentages were primarily the result of the increased spread between what the Company paid for a pound of copper and the price of wire that contained a pound of copper. In comparing the first quarter of 2011 to the first quarter of 2010, this spread increased by 42.2% resulting in the increased margins. Spreads increased as a result of improved industry pricing discipline in the first quarter of 2011 versus the first quarter of 2010. Additionally, the Company believes that the exit of a former competitor in the first quarter of 2010 has had a positive impact on industry pricing levels and margins in the four subsequent quarters.
Inventories are stated at the lower of cost, as calculated using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. The Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. Based on copper prices as of March 31, 2011, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Primarily as a result of increasing copper costs and a small increase in the quantity of inventory on hand during the first quarter of 2011, a LIFO adjustment was recorded increasing cost of sales by $8.3 million during the quarter.
Selling expenses, consisting of commissions and freight, for the first quarter of 2011 were $11.7 million, or 3.8% of net sales, compared to $7.6 million, or 4.3% of net sales, in the first quarter of 2010. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, rose $3.1 million in concert with the increased sales dollars. Additionally, freight costs increased by $1.0 million due to the 28.9% increase in unit sales, but declined as a percentage of net sales due to the fact that freight remained relatively fixed on a cost per pound basis. General and administrative expenses increased to $6.5 million, or 2.1% of net sales, in the first quarter of 2011 compared to $4.3 million, or 2.4% of net sales, in the first quarter of 2010. The general and administrative dollar costs rose primarily due to increased legal and administrative costs, but also declined as a percentage of net sales due to the semi-fixed nature of these costs. The provision for bad debts was $0 and $75,000 in the first quarters of 2011 and 2010, respectively.
Net interest and other (income) expense decreased to $6,000 of income in the first quarter of 2011 from $2.7 million of expense in the first quarter of 2010, due primarily to the $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable in the first quarter of 2010. Income taxes were accrued at an effective rate of 31.8% in the first quarter of 2011, versus providing a tax benefit at a rate of 39.7% in the first quarter of 2010. It is difficult to compare the tax rates in these two quarters, due to the fact that the Company produced a $4.1 million pre-tax loss in the first quarter of 2010, versus a $15.6 million pre-tax profit in the first quarter of 2011, along with the impact of significant permanent book to tax differences, including the domestic production activity deduction. Additionally, as earnings approach zero, as was the case in 2010, certain permanent differences between the Company’s financial and tax accounting become more significant and skew the quarterly tax accrual on a percentage basis as the Company accrues to the proper year to date rate.
As a result of the foregoing factors, the Company had net income of $10.7 million in the first quarter of 2011 versus a net loss of $2.5 million in the first quarter of 2010.
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

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2011, as computed under the Financing Agreement was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At March 31, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2011.
Cash used in operating activities was $25.4 million in the first quarter of 2011 compared to cash provided of $7.2 million in the first quarter of 2010. The following changes in components of cash flow were notable. The Company had net income of $10.7 million in the first quarter of 2011 versus a net loss of $2.5 million in the first quarter of 2010. Accounts receivable increased in the first quarters of 2011 and 2010, resulting in a $44.5 million and a $9.4 million use of cash, respectively. Accounts receivable increased in concert with the increased dollar sales in 2011. Inventory increased in 2011, resulting in a $5.9 million use of cash, while inventory decreased in the first quarter of 2010, which provided a $10.0 million source of cash. The net difference between the two years is a decrease in cash provided of $15.9 million. Trade accounts payable and accrued liabilities resulted in a $5.6 million decrease in cash provided in the first quarter of 2011 versus the first quarter of 2010 due primarily to the increase in accounts payable, attributable to increased sales and production along with the timing of inventory receipts at quarter end. Other assets and liabilities decreased cash flow by $1.1 million in the first quarter of 2011 versus a $7.0 million decrease in cash flow in the first quarter of 2010, primarily due to a $7.1 million increase in prepaid assets associated with prepaid copper inventory at March 31, 2010. These changes in cash flow were the primary drivers of the $32.6 million decrease in cash flow from operations in the first quarter of 2011 versus the first quarter of 2010.
Cash used in investing activities decreased to $2.2 million in the first quarter of 2011 from $3.1 million in the first quarter of 2010. The funds were used primarily for equipment purchases in both years. The Company used $0.4 million of cash in financing activities in the first quarter of 2011 for dividends versus the $100.5 million of cash used in the first quarter 2010, which was primarily the result of the Company’s early retirement of long-term notes payable. In the first quarter of 2011, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $75.2 million at March 31, 2011.

During the remainder of 2011, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2011 associated with these projects are currently estimated to be between $10 million and $12 million. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2011.
Information Regarding Forward Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that are based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first quarter of 2011 or 2010.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION

(Registrant)

Dated: May 5, 2011	/s/ DANIEL L. JONES

Daniel L. Jones, President and
Chief Executive Officer

Dated: May 5, 2011	/s/ FRANK J. BILBAN

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

31.1

Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 5, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 5, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 5, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated May 5, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.