Form 10-Q
period 2011-06-30
ENCORE WIRE CORP
filed 2011-08-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock, par value $0.01, outstanding as of August 4, 2011: 23,292,475

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS
Current assets:
Cash and cash equivalents	$46,802	$103,252
Accounts receivable (net of allowance of $2,579 and $2,582)	246,750	190,364
Inventories	55,155	42,104
Income taxes receivable	975	—
Deferred income taxes receivable	4,753	4,485
Prepaid expenses and other	2,621	1,892

Total current assets	357,056	342,097

Property, plant and equipment — at cost:
Land and land improvements	17,971	17,971
Construction-in-progress	8,758	15,564
Buildings and improvements	75,611	69,440
Machinery and equipment	179,993	174,916
Furniture and fixtures	7,440	7,066

Total property, plant and equipment	289,773	284,957

Accumulated depreciation	(155,579)	(149,972)

Property, plant and equipment — net	134,194	134,985

Other assets	222	194

Total assets	$491,472	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2011	2010
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$30,070	$32,897
Accrued liabilities	21,969	23,191
Income taxes payable	—	2,065

Total current liabilities	52,039	58,153

Non-current deferred income taxes	12,018	11,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000; Issued shares — 26,442,752 and
26,366,752	264	264
Additional paid-in capital	45,893	45,040
Treasury stock, at cost — 3,150,277 and 3,150,277 shares	(21,294)	(21,294)
Retained earnings	402,552	383,367

Total stockholders’ equity	427,415	407,377

Total liabilities and stockholders’ equity	$491,472	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In Thousands, Except Per Share Data	2011	2010	2011	2010

Net sales	$309,469	$236,094	$612,820	$411,323
Cost of goods sold	278,837	209,179	548,432	373,807

Gross profit	30,632	26,915	64,388	37,516

Selling, general, and administrative expenses	16,083	14,068	34,232	26,052

Operating income	14,549	12,847	30,156	11,464

Net interest and other (income) expenses	—	94	(5)	2,797

Income before income taxes	14,549	12,753	30,161	8,667

Provision for income taxes	5,088	4,618	10,046	2,998

Net income	$9,461	$8,135	$20,115	$5,669

Net income per common and common equivalent share — basic	$0.41	$0.35	$0.87	$0.24

Weighted average common and common equivalent shares — basic	23,264	23,171	23,241	23,165

Net income per common and common equivalent share — diluted	$0.40	$0.35	$0.86	$0.24

Weighted average common and common equivalent shares — diluted	23,405	23,334	23,392	23,246

Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In Thousands of Dollars	2011	2010

OPERATING ACTIVITIES
Net income	$20,115	$5,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,867	6,861
Deferred income taxes	4	576
Long-term debt prepayment fee	—	2,919
Other	(305)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(56,386)	(49,287)
Inventories	(13,051)	2,571
Trade accounts payable and accrued liabilities	(4,050)	6,681
Other assets and liabilities	(773)	1,120
Current income taxes receivable / payable	(3,040)	1,607

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(50,619)	(21,365)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,515)	(11,175)
Proceeds from sale of assets	—	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,515)	(11,165)

FINANCING ACTIVITIES
Repayment of notes payable	—	(102,919)
Deferred financing fees	—	(50)
Proceeds from issuances of common stock	613	135
Dividend paid	(929)	(927)
Excess tax benefits of options exercised	—	25

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(316)	(103,736)

Net increase (decrease) in cash and cash equivalents	(56,450)	(136,266)
Cash and cash equivalents at beginning of period	103,252	226,769

Cash and cash equivalents at end of period	$46,802	$90,503

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011
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
NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2011	2010

Raw materials	$18,465	$27,092
Work-in-process	31,673	19,889
Finished goods	93,244	81,940

	143,382	128,921
Adjust to LIFO cost	(88,227)	(86,817)
Lower of cost or market adjustment	—	—

	$55,155	$42,104

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first six months of 2011, the Company did not liquidate any LIFO inventory layers established in prior years. During the first six months of 2010, the Company liquidated a portion of the layer established in 2005. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were less than current costs, which favorably impacted net income for the second quarter of 2010 by $644,000 and the first six months of 2010 by $1,480,000.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2011	2010

Sales volume discounts payable	$15,397	$14,997
Property taxes payable	1,363	2,648
Commissions payable	2,638	2,290
Accrued salaries	1,891	2,591
Other accrued liabilities	680	665

	$21,969	$23,191

NOTE 4 — INCOME TAXES
Income taxes were accrued at an effective rate of 35.0% in the second quarter of 2011 versus 36.2% in the second quarter of 2010, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s effective tax rate was approximately 33.3% in 2011 and 34.6% in 2010.
NOTE 5 — NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
	June 30,	June 30,
In Thousands	2011	2010

Numerator:
Net income (loss)	$9,461	$8,135

Denominator:
Denominator for basic earnings per share — weighted average shares	23,264	23,171

Effect of dilutive securities:
Employee stock options	141	163

Denominator for diluted earnings per share — weighted average shares	23,405	23,334

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the second quarter was 80,500 in 2011 and 211,857 in 2010. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Six Months Ended
	June 30,	June 30,
In Thousands	2011	2010

Numerator:
Net income	$20,115	$5,669

Denominator:
Denominator for basic earnings per share — weighted average shares	23,241	23,165

Effect of dilutive securities:
Employee stock options	151	81

Denominator for diluted earnings per share — weighted average shares	23,392	23,246

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the six months ended June 30 was 80,500 in 2011 and 347,758 in 2010. Such options were anti-dilutive for the respective periods.
NOTE 6 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At June 30, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2011.
NOTE 7 — STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first six months of 2011 or 2010.
NOTE 8 — CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire has until August 7, 2011 to file a written response with the USPTO.
On August 24, 2009, Southwire filed a second complaint for patent and trademark infringement against the Company in the United States District Court for the Eastern District of Texas. In the second complaint, Southwire alleged that the Company infringed one or more of the claims of United States Patent No. 6,486,395 entitled “Interlocked Metal Clad Cable” (the “‘395 Patent”) by making and selling electrical cables, including the Company’s MCMP Multipurpose cables. Southwire also alleged that the Company infringed Southwire’s United States Trademark Registration No. 3,292,777 for the mark, “MCAP.” The second complaint also alleged a variety of related federal and state statutory and common law claims including unfair competition. The Company filed counterclaims against Southwire alleging claims of statutory and common law unfair competition, tortious interference with existing and prospective business relations, misappropriation and claims for declaratory relief. The parties dismissed without prejudice all claims and counterclaims of the case. An agreed dismissal order was entered April 14, 2011.
On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the

Company’s Slick Wire products do not infringe the ‘024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ‘024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. In ordering reexamination of Southwire’s ‘024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ‘024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ‘024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. The reexamination continues and the parties are awaiting the Examiner’s action on the parties’ latest filings.
Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire has been dismissed or stayed pending the outcome of the reexaminations of the ‘024 and ‘301 Patents.
The potentially applicable factual and legal issues related to the above claims asserted against the Company have not been resolved. The Company is currently unable to determine if liability is probable, and the Company cannot reasonably estimate the amount of any potential loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims against Southwire if and when the litigation resumes. The Company is also a party to litigation and claims arising out of the ordinary business of the Company.

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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six month periods ended June 30, 2011 and 2010. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010
Net sales for the second quarter of 2011 were $309.5 million compared with net sales of $236.1 million for the second quarter of 2010. This dollar increase was primarily the result of a 28.6% increase in the price of wire sold and a 1.9% increase in the unit volume of product shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The average cost per pound of raw copper purchased increased 30.7% in the second quarter of 2011 compared to the second quarter of 2010, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $278.8 million, or 90.1% of net sales, in the second quarter of 2011, compared to $209.2 million, or 88.6% of net sales, in the second quarter of 2010. Gross profit increased to $30.6 million, or 9.9% of net sales, in the second quarter of 2011 versus $26.9 million, or 11.4% of net sales, in the second quarter of 2010. The increased gross profit dollars resulted primarily from the large sales dollar increase while the small decrease in gross profit margin percentage was primarily the result of the increased total cost of all raw materials, including the LIFO adjustment, as a percentage of net sales. This total cost of raw materials percentage increased from 81.1% in the second quarter of 2010 to 83.7% in the second quarter of 2011.
Inventories are stated at the lower of cost, as calculated using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. The Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. Based on copper prices as of June 30, 2011, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Copper costs were mildly volatile during the quarter, falling early and then recovering slightly near the end of the quarter. Primarily due to decreasing copper costs, slightly offset by a small increase in inventory quantities on hand during the second quarter of 2011, a LIFO adjustment was recorded decreasing cost of sales by $6.8 million during the quarter.
Selling expenses, consisting of commissions and freight, for the second quarter of 2011 were $12.6 million, or 4.1% of net sales, compared to $10.0 million, or 4.3% of net sales, in the second quarter of 2010. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, rose $1.6 million in concert with the increased sales dollars. Additionally, freight costs increased by $1.0 million due partially to the 1.9% increase in unit sales. Freight barely declined as a percentage of net sales due to the fact that freight rose on a cost per pound basis due to increased fuel prices, smaller customers order quantities and small shifts in demand from various areas of the country. General and administrative expenses decreased slightly to $3.5 million, or 1.1% of net sales, in the second quarter of 2011 compared to $4.0 million, or 1.7% of net sales, in the second quarter of 2010. The decrease was primarily the result of a gain on the exchange of assets of $534,000 recognized in 2011. Equipment with a fair market value of $7.3 million was traded (along with $800,000 of cash) for new equipment worth $8.1 million. The provision for bad debts was $0 and $75,000 in the second quarters of 2011 and 2010, respectively.
Net interest and other (income) expense was zero in the second quarter of 2011 versus $94,000 of expense in the second quarter of 2010. Income taxes were accrued at an effective rate of 35.0% in the second quarter of 2011, versus an effective rate of 36.2% in the second quarter of 2010, commensurate with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $9.5 million in the second quarter of 2011 from $8.1 million in the second quarter of 2010.
Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
Net sales for the first six months of 2011 were $612.8 million compared with net sales of $411.3 million for the first half of 2010. This dollar increase was the result of a 31.5% increase in the average price of wire sold and a 13.4% increase in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased increased 31.9% in the first six months of 2011 compared to the first six months of 2010, but increased less than the selling price of wire per copper pound did in dollar terms. In comparing the first half of 2011 to the first half of 2010, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 30.4%, due primarily to industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $548.4 million in the first six months of 2011, compared to $373.8 million in the first six months of 2010. Gross profit increased to $64.4 million,

or 10.5% of net sales, in the first six months of 2011 versus $37.5 million, or 9.1% of net sales, in the first six months of 2010. The increased gross profit dollars were primarily the result of the 49.0% increase in net sales dollars and the increased copper spreads in the first six months of 2011 versus the same period in 2010 as discussed above.
As a result of decreasing copper costs in the second quarter offset slightly by a small increase in the amount of inventory on hand during the first six months of 2011, a LIFO adjustment was recorded increasing cost of sales by $1.4 million during the six month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2011 increased to $24.3 million, or 4.0% of net sales, compared to $17.7 million, or 4.3% of net sales, in the same period of 2010. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, rose $4.7 million in concert with the increased sales dollars. Freight costs increased $1.9 million due to the increase in unit sales and other factors noted in the quarterly analysis above, but declined as a percentage of net sales due to the large net sales dollar increase. Commissions were 2.5% and 2.6% in the first six months of 2011 and 2010, respectively. General and administrative expenses increased to $10.0 million, or 1.6% of net sales, in the first six months of 2011 compared to $8.2 million, or 2.0% of net sales, in the same period of 2010. The general and administrative costs rose primarily due to increased legal and administrative costs, while decreasing slightly as a percentage of net sales. The provision for bad debts was zero and $150,000 in the first six months of 2011 and 2010, respectively.
Net interest and other expense (income) was $5,000 of income in the first six months of 2011 compared to a $2.8 million expense in the first half of 2010, due primarily to a $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable in the first half of 2010. Income taxes were accrued at an effective rate of 33.3% in the first six months of 2011 versus 34.6% in the first six months of 2010 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $20.1 million in the first half of 2011 from $5.7 million in the first half of 2010.
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

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At June 30, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2011.
Cash used in operating activities was $50.6 million in the first six months of 2011 compared to $21.4 million in the first six months of 2010. The following changes in components of cash flow were notable. The Company had net income of $20.1 million in the first six months of 2011 versus net income of $5.7 million in the first six months of 2010. Accounts receivable increased in the first six months of 2011 and 2010, resulting in a $56.4 million and a $49.3 million use of cash, respectively. Accounts receivable increased in concert with the increased dollar sales in both years versus the prior years. Inventory increased in 2011, resulting in a $13.1 million use of cash, while inventory decreased in 2010, which provided a $2.6 million source of cash. This resulted in an overall decrease in cash provided of $15.7 million. Trade accounts payable and accrued liabilities resulted in a $10.7 million decrease in cash provided in the first half of 2011 versus the first half of 2010 due primarily to the decrease in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $29.2 million decrease in cash flow from operations in the first half of 2011 versus the first half of 2010.
Cash used in investing activities decreased to $5.5 million in the first six months of 2011 from $11.2 million in the first six months of 2010. The funds were used primarily for equipment purchases in both years. The Company used $0.3 million of cash in financing activities in the first six months of 2011 versus the $103.7 million of cash used in the first six months of 2010. The large amount of cash used in 2010 was primarily the result of the Company’s early retirement of long-term notes payable. In the first half of 2011, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $46.8 million at June 30, 2011.
During the remainder of 2011, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2011 associated with these projects are currently estimated to be between $16 million and $18 million. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2011.
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
Please refer to Note 8 — “Contingencies” in Notes to Consolidated Financial Statements of this quarterly report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first six months of 2011 or 2010.

Item 6.	Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 4, 2011	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 4, 2011	/s/ FRANK J. BILBAN
Frank J. Bilban,
Vice President — Finance, Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 4, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 4, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 4, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated August 4, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document