Form 10-Q
period 2011-09-30
ENCORE WIRE CORP
filed 2011-11-03
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
Number of shares of Common Stock, par value $0.01, outstanding as of November 3, 2011: 23,419,902

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
In Thousands of Dollars	(Unaudited)	(See Note)

ASSETS
Current assets:
Cash and cash equivalents	$15,172	$103,252
Accounts receivable (net of allowance of $2,102 and $2,582)	259,951	190,364
Inventories	76,766	42,104
Income taxes receivable	4,337	—
Deferred income taxes	—	4,485
Prepaid expenses and other	6,426	1,892

Total current assets	362,652	342,097

Property, plant and equipment – at cost:
Land and land improvements	17,971	17,971
Construction-in-progress	10,178	15,564
Buildings and improvements	75,611	69,440
Machinery and equipment	182,900	174,916
Furniture and fixtures	7,469	7,066

Total property, plant and equipment	294,129	284,957

Accumulated depreciation	(158,546)	(149,972)

Property, plant and equipment — net	135,583	134,985

Other assets	194	194

Total assets	$498,429	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2011	2010
In Thousands of Dollars, Except Share Data	(Unaudited)	(See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$16,651	$32,897
Accrued liabilities	25,650	23,191
Income taxes payable	—	2,065
Deferred income taxes	484	—

Total current liabilities	42,785	58,153

Non-current deferred income taxes	13,931	11,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:	—	—
Authorized shares — 2,000,000; none issued
Common stock, $.01 par value:
Authorized shares — 40,000,000; Issued shares — 26,579,053 and 26,366,752	266	264
Additional paid-in capital	47,138	45,040
Treasury stock, at cost — 3,160,401 and 3,150,277 shares	(21,496)	(21,294)
Retained earnings	415,805	383,367

Total stockholders’ equity	441,713	407,377

Total liabilities and stockholders’ equity	$498,429	$477,276

Note:	The consolidated balance sheet at December 31, 2010, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In Thousands, Except Per Share Data	2011	2010	2011	2010

Net sales	$319,356	$242,751	$932,176	$654,074
Cost of goods sold	281,517	219,983	829,949	593,790

Gross profit	37,839	22,768	102,227	60,284

Selling, general, and administrative expenses	16,423	15,506	50,655	41,558

Operating income	21,416	7,262	51,572	18,726

Net interest and other (income) expenses	88	73	83	2,870

Income before income taxes	21,328	7,189	51,489	15,856

Provision for income taxes	7,607	2,097	17,653	5,095

Net income	$13,721	$5,092	$33,836	$10,761

Net income per common and common equivalent share — basic	$0.59	$0.22	$1.45	$0.46

Weighted average common and common equivalent shares — basic	23,292	23,193	23,258	23,174

Net income per common and common equivalent share — diluted	$0.59	$0.22	$1.45	$0.46

Weighted average common and common equivalent shares — diluted	23,399	23,337	23,394	23,277

Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In Thousands of Dollars	2011	2010

OPERATING ACTIVITIES
Net income	$33,836	$10,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,233	10,285
Deferred income taxes	7,154	(2,729)
Long-term debt prepayment fee	—	2,919
Other	(817)	57
Changes in operating assets and liabilities:
Accounts receivable	(69,107)	(62,780)
Inventories	(34,662)	817
Trade accounts payable and accrued liabilities	(13,791)	16,392
Other assets and liabilities	(4,559)	117
Current income taxes receivable / payable	(6,309)	6,974

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(78,022)	(17,187)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,278)	(15,302)
Proceeds from sale of assets	8,060	78

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,218)	(15,224)

FINANCING ACTIVITIES
Repayment of notes payable	—	(102,919)
Deferred financing fees	—	(50)
Purchase of treasury stock	(202)	(25)
Proceeds from issuances of common stock	1,663	380
Dividend paid	(1,394)	(1,391)
Excess tax benefits of options exercised	93	56

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	160	(103,949)

Net increase (decrease) in cash and cash equivalents	(88,080)	(136,360)
Cash and cash equivalents at beginning of period	103,252	226,769

Cash and cash equivalents at end of period	$15,172	$90,409

See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011
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
NOTE 2 — INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2011	2010

Raw materials	$22,935	$27,092
Work-in-process	32,051	19,889
Finished goods	104,390	81,940

	159,376	128,921
Adjust to LIFO cost	(82,610)	(86,817)
Lower of cost or market adjustment	—	—

	$76,766	$42,104

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first nine months of 2011, the Company did not liquidate any LIFO inventory layers established in prior years. During the first six months of 2010, the Company liquidated a portion of the layer established in 2005. During the third quarter of 2010, a portion of this layer was replenished. As a result, under the LIFO method, this inventory layer was replenished at historical costs that were less than current costs, which negatively impacted net income for the third quarter of 2010 by $586,000, while the results for the first nine months of 2010 were positively affected by a net $894,000.
NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2011	2010

Sales volume discounts payable	$17,502	$14,997
Property taxes payable	2,191	2,648
Commissions payable	2,538	2,290
Accrued salaries	2,669	2,591
Other accrued liabilities	750	665

	$25,650	$23,191

NOTE 4 — INCOME TAXES
Income taxes were accrued at an effective rate of 35.7% in the third quarter of 2011 versus 29.2% in the third quarter of 2010, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s effective tax rate was approximately 34.3% in 2011 and 32.1% in 2010. The increase in the effective rate is due to the impact of the permanent book versus tax adjustments as compared to pre-tax book earnings.

NOTE 5 — NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
	September 30,	September 30,
In Thousands	2011	2010

Numerator:
Net income (loss)	$13,721	$5,092

Denominator:
Denominator for basic earnings per share — weighted average shares	23,292	23,193

Effect of dilutive securities:
Employee stock options	107	144

Denominator for diluted earnings per share — weighted average shares	23,399	23,337

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarter was 78,500 in 2011 and 224,833 in 2010. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Nine Months Ended
	September 30,	September 30,
In Thousands	2011	2010

Numerator:
Net income (loss)	$33,836	$10,761

Denominator:
Denominator for basic earnings per share — weighted average shares	23,258	23,174

Effect of dilutive securities:
Employee stock options	136	103

Denominator for diluted earnings per share — weighted average shares	23,394	23,277

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended September 30 was 79,833 in 2011 and 306,783 in 2010. Such options were anti-dilutive for the respective periods.
NOTE 6 — LONG TERM NOTES PAYABLE
The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at September 30, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At September 30, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2011.
NOTE 7 — STOCK REPURCHASE AUTHORIZATION
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2012 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 10,124 shares of its stock in the third quarter of 2011, comprising the only purchases thus far in 2011. The Company repurchased 1,327 shares of its stock in the third quarter of 2010 and did not repurchase any shares of its stock in the first six months of 2010.
NOTE 8 — CONTINGENCIES
On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would issue evidencing the patentability of the amended claims. As of October 26, 2011, the ‘301 patent remains with the patent office pending issuance of the reexamination certificate.
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
The potentially applicable factual and legal issues related to the above claims asserted against the Company have not been resolved. The Company is currently unable to determine if liability is probable, and the Company cannot reasonably estimate the amount of any potential loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims against Southwire if and when the litigation resumes. From time to time, the Company is also a party to litigation and claims arising out of its ordinary course of business.

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
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine month periods ended September 30, 2011 and 2010. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010
Net sales for the third quarter of 2011 were $319.4 million compared with net sales of $242.8 million for the third quarter of 2010. This dollar increase was primarily the result of a 28.7% increase in the price of wire sold and a 2.3% increase in the unit volume of product shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The average cost per pound of raw copper purchased increased 24.7% in the third quarter of 2011 compared to the third quarter of 2010, and was the principal driver of the increased average sales price of wire. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $281.5 million, or 88.2% of net sales, in the third quarter of 2011, compared to $220.0 million, or 90.6% of net sales, in the third quarter of 2010. Gross profit increased to $37.8 million, or 11.8% of net sales, in the third quarter of 2011 versus $22.8 million, or 9.4% of net sales, in the third quarter of 2010. The increased gross profit dollars and gross profit margin percentages were primarily the result of the large sales dollar increase and the increased spread between what the Company paid for a pound of copper and the price of wire the Company sold that contained a pound of copper. In comparing the third quarter of 2011 to the third quarter of 2010, this spread increased by 41.2% resulting in the increased margins. Spreads increased as a result of improved industry pricing discipline in the third quarter of 2011 versus the third quarter of 2010. Spreads improved dramatically in the second half of the third quarter of 2011 as the industry dropped wire prices slower than the copper costs declined.
Inventories are stated at the lower of cost, as calculated using the last-in, first out (LIFO) method, or market. The Company maintains only one inventory pool for LIFO purposes as all inventories held by the Company generally relate to the Company’s only business segment, the manufacture and sale of copper electrical building wire products. The Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. Based on copper prices as of September 30, 2011, no LCM adjustment was required. However, decreases in copper prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper that is carried in inventory at costs different from the cost of copper in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Copper costs were volatile during the quarter, beginning the quarter at a Comex closing price of $4.29 per pound on July 1, peaking at $4.47 per pound on July 29 and falling to $3.14 by the end of the quarter. Primarily due to decreasing copper costs, slightly offset by a small increase in inventory quantities on hand during the third quarter of 2011, a LIFO adjustment was recorded decreasing cost of sales by $5.6 million during the quarter.
Selling expenses, consisting of commissions and freight, for the third quarter of 2011 were $12.9 million, or 4.1% of net sales, compared to $10.5 million, or 4.3% of net sales, in the third quarter of 2010. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, rose $1.6 million in concert with the increased sales dollars. Additionally, freight costs increased by $0.9 million due partially to the 2.3% increase in unit sales. Freight barely declined as a percentage of net sales due to the fact that freight rose on a cost per pound basis as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses decreased to $3.5 million, or 1.1% of net sales, in the third quarter of 2011 compared to $5.0 million, or 2.0% of net sales, in the third quarter of 2010. The provision for bad debts was $0 and $75,000 in the third quarters of 2011 and 2010, respectively.
Net interest and other (income) expense was $88,000 in the third quarter of 2011 versus $73,000 in the third quarter of 2010. Income taxes were accrued at an effective rate of 35.7% in the third quarter of 2011, versus an effective rate of 29.2% in the third quarter of 2010. The increase in the effective rate is due to the impact of the permanent book versus tax adjustments as compared to pre-tax book earnings.
As a result of the foregoing factors, the Company’s net income increased to $13.7 million in the third quarter of 2011 from $5.1 million in the third quarter of 2010.
Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
Net sales for the first nine months of 2011 were $932.2 million compared with net sales of $654.1 million for the first nine months of 2010. This dollar increase was the result of a 30.4% increase in the average price of wire sold and a 9.4% increase in the unit volume of wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased increased 29.3% in the first nine months of 2011 compared to the first nine months of 2010. In comparing the first nine months of 2011 to the first nine months of 2010, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Therefore, margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 34.2%, due primarily to industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.
Cost of goods sold increased to $829.9 million in the first nine months of 2011, compared to $593.8 million in the first nine months of 2010. Gross profit increased to $102.2 million, or 11.0% of net sales, in the first nine months of 2011 versus $60.3 million, or 9.2% of net sales, in the first nine months of 2010. The increased gross profit dollars were primarily the result of the 42.5% increase in net sales dollars and the increased copper spreads in the first nine months of 2011 versus the same period in 2010 as discussed above.
As a result of fluctuating copper costs in the first nine months of 2011 offset by a small increase in the amount of inventory on hand, a LIFO adjustment was recorded decreasing cost of sales by $4.2 million during the nine month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2011 increased to $37.2 million, or 4.0% of net sales, compared to $28.1 million, or 4.3% of net sales, in the same period of 2010. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, rose $6.3 million in concert with the increased sales dollars. Freight costs increased $2.8 million due to the increase in unit sales and other factors noted in the quarterly analysis above, but declined as a percentage of net sales due to the large net sales dollar increase. Commissions were 2.5% and 2.6% in the first nine months of 2011 and 2010, respectively. General and administrative expenses increased slightly to $13.5 million, or 1.4% of net sales, in the first nine months of 2011 compared to $13.2 million, or 2.0% of net sales, in the same period of 2010. The provision for bad debts was $0 and $225,000 in the first nine months of 2011 and 2010, respectively.
Net interest and other expense (income) was $83,000 in the first nine months of 2011 compared to $2.9 million in the first nine months of 2010, due primarily to a $2.6 million one-time charge associated with the early retirement of the Company’s $100 million in long-term notes payable in 2010. Income taxes were accrued at an effective rate of 34.3% in the first nine months of 2011 versus 32.1% in the first nine months of 2010 consistent with the Company’s estimated liabilities.
As a result of the foregoing factors, the Company’s net income increased to $33.8 million in the first nine months of 2011 from $10.8 million in the first nine months of 2010.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The Company’s liquidity needs have generally arisen to fund the two largest components of working capital, receivables and inventory, and to some extent, capital expenditures. Generally, this will cause the cash balance to rise and fall inversely to the receivables and inventory balances. The receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Receivables will go up at the end of quarters with strong dollar sales and down as those sales decline. Inventory balances will rise and fall with the raw material price fluctuations and the level of units on hand at the end of any given quarter. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report and is incorporated herein by reference.

Cash used in operating activities was $78.0 million in the first nine months of 2011 compared to $17.2 million in the first nine months of 2010. The following changes in components of cash flow were notable. The Company had net income of $33.8 million in the first nine months of 2011 versus net income of $10.8 million in the first nine months of 2010. Accounts receivable increased in the first nine months of 2011 and 2010, resulting in a use of cash of $69.1 million and $62.8 million, respectively. Accounts receivable increased in concert with the increased dollar sales in both years versus the prior years. Inventory increased in 2011, resulting in a $34.7 million use of cash, while inventory decreased in 2010, which provided a $0.8 million source of cash. This resulted in an overall decrease in cash provided of $35.5 million. Trade accounts payable and accrued liabilities resulted in a $30.2 million decrease in cash provided in the first nine months of 2011 versus the first nine months of 2010 due primarily to the decrease in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $60.8 million decrease in cash flow from operations in the first nine months of 2011 versus the first nine months of 2010.
Cash used in investing activities decreased to $10.2 million in the first nine months of 2011 from $15.2 million in the first nine months of 2010. The funds were used primarily for equipment purchases in 2011 and used for equipment and the construction of a new research and development building in 2010. Cash provided by financing activities in the first nine months of 2011 was $0.2 million versus cash used of $103.9 million in the first nine months of 2010. The large amount of cash used in 2010 was primarily the result of the Company’s early retirement of long-term notes payable. In the first nine months of 2011, the Company briefly borrowed relatively minor amounts under its revolving line of credit, with a balance at September 30, 2011 of $0. The Company’s cash balance was $15.2 million at September 30, 2011, down from $46.8 million at June 30, 2011 and $103.3 million at December 31, 2010, principally as a result of the Company’s increased accounts receivable, and to a lesser extent, the inventory balances at September 30, 2011 versus such balances at December 31, 2010, along with the other more minor cash flow items discussed above.
During the remainder of 2011, the Company expects its capital expenditures will consist primarily of purchases of additional plant and equipment for its building wire operations. The total capital expenditures for all of 2011 associated with these projects are currently estimated to be between $21 million and $25 million. The Company will continue to manage its working capital requirements. These requirements may increase as a result of increased sales and may be impacted by the price of copper. The Company believes that the current cash balance, cash flow from operations, and the financing available under the Financing Agreement will satisfy working capital and capital expenditure requirements during 2011.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For information on the Company’s legal proceedings, see Note 8 to the Company’s consolidated financial statements included in Item 1 to this report and incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1, 2011 — July 31, 2011	0	N/A	0	2,608,673
August 1, 2011 — August 31, 2011	10,000	$20.00	10,000	2,598,673
September 1, 2011 — September 30, 2011	124	$19.83	124	2,598,549
Total	10,124	$20.00	10,124	2,598,549

Note: For further information on the Company’s purchases of its equity securities, see Note 7 to the Company’s consolidated financial statements included in Item 1 to this report and incorporated herein by reference.
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 3, 2011	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 3, 2011	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of Encore Wire Corporation, as amended through December 13, 2007 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 3, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 3, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 3, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated November 3, 2011 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document