Form 10-K
period 2011-12-31
ENCORE WIRE CORP
filed 2012-03-02
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $357,667,930 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers and 10% or greater stockholders was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).

Number of shares of Common Stock outstanding as of February 24, 2012: 23,426,302

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1) Proxy statement for the 2012 annual meeting of stockholders – Part III

ii

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

Encore is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.

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

Products

Encore offers an electric building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2 and other types of wire products, including metal clad and armored cable. All of these products are manufactured with copper or aluminum as the conductor. The Company also purchases small quantities of other types of wire to re-sell to customers that buy products that the Company manufactures. The principal bases for differentiation among stock-keeping units (“SKUs”) are product type, conductor type, diameter, insulation, color and packaging.

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

THHN/THWN-2 Cable. THHN/THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a copper or aluminum single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THHN/THWN-2 cable through protective pipe or conduit.

XHHW-2 Cable. XHHW-2 wire is intended for general purpose applications utilized in conduit or other recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.

USE-2 Cable. USE-2 or RHH or RHW-2 wire is intended for general purpose applications utilized in conduit or installed in underground applications or in recognized raceways for service, feeders, and branch-circuit wiring. It’s composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation suitable for wet locations.

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

Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an un-insulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap. Jacketing also comprises extruding a nylon covering over some PVC insulated products, such as THHN/THWN-2.

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

Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2011, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Canton, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; Hayward, California; and Ft. Lauderdale, Florida. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.

Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.

The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded nominal bad debt charges in 2011, 2010, and 2009. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.

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

As of December 31, 2011, Encore had 886 employees, 748 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The rest of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials

The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 91.1% of the dollar value of all raw materials used by the Company during 2011. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.

The Company produces copper rod from purchased copper cathodes and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2011, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.

The Company purchased an immaterial amount of aluminum rod for aluminum wire production in 2011.

Competition

The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, United Copper Industries and AFC Cable Systems, Inc.

The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, order fill rate, quality, pricing, and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.

Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign owned facilities located in the United States. The Company has encountered little significant competition from imports of building wire. The Company believes this is primarily because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products and freight costs are relatively high to bring wire in from overseas.

Research and Development Activities

The Company classifies research and development activities as a component of production overhead. Research and development costs were approximately $1.0 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had no research and development costs attributable to customer sponsored research activities.

Intellectual Property Matters

The Company owns the following federally registered trademarks with the U.S. Patent and Trademark Office: U.S. Registration Number 2,687,746 for the “ENCORE WIRE” mark; U.S. Registration Number 2,528,340 for the “NONLEDEX” mark; U.S. Registration Number 1,900,498 for the Miscellaneous Design mark; U.S. Registration Number 2,263,692 for the “HANDY MAN’S CHOICE” mark; U.S. Registration Number 3,652,394 for the “MCMP MULTIPURPOSE” (Stylized) mark; and U.S. Registration Number 3,616,771 for the “SUPER SLICK” mark; U.S. Registration Number 3,804,531 for the “EMERGMC” mark; U.S. Registration Number 3,854,489 for the “SMARTCOLOR ID” mark; U.S. Registration Number 3,859,358 for the “SUPER SLICK” mark; U.S. Registration Number 3,884,124 for the “SUPERSLICK ELITE” mark; U.S. Registration Number 4,045,891 for ENCORE

PERFORMANCE; U.S. Registration Number 3,990,876 for HCF-SG SMARTGROUND; U.S. Registration Number 3,986,653 for MC-SG SMARTGROUND; U.S. Registration Number 3,977,881 for MC-SG; and U.S. Registration Number 4,096,368 for Miscellaneous Design mark. The current terms of trademark protection for these marks will expire on various dates between 2013 and 2022, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce.

The Company also owns the following pending applications: Application Number 77/907,735 for the “SMARTSLICK TECHNOLOGY” mark, which was filed on January 8, 2010 and for which a Notice of Allowance was issued on August 3, 2010; Application Number 77/907,931 for the “SUPERSLICK TECHNOLOGY” mark, which was filed on January 8, 2010 and for which a Notice of Allowance was issued on August 3, 2010; Application Number 85/195,515 for the “SMARTCOUNT” mark, which was filed on December 10, 2010 and for which a Notice of Allowance was issued on May 24, 2011; Application Number 85/381,963 for the “ENCORE WIRE CORPORATION & Design” mark, which was filed on July 27, 2011; Application Number 85/286,272 for the “SMARTMARK” mark, which was filed on April 5, 2011 and for which a Notice of Allowance was issued on January 3, 2012; Application Number 85/286,262 for the “SMARTSUN” mark, which was filed on April 5, 2011 and for which a Notice of Allowance was issued on October 11, 2011; Application Number 85/291,961 for the “PV SMARTSUN & Design” mark; which was filed on April 11, 2011; Application Number 85/292,000 for the “SMARTMARK & Design” mark, which was filed on April 11, 2011 and for which a Notice of Allowance was issued on January 3, 2012; Application Number 85/352,608 for the “ENCORE SMARTTRACK” mark, which was filed June 22, 2011; Application Number 85/352,618 for the “SMARTTRACK” mark, which was filed on June 22, 2011; Application Number 85/380,111 for the “MC SMARTGROUND” mark, which was filed on July 25, 2011; Application Number 85/380,116 for the “MC-HCF SMARTGROUND” mark, which was filed on July 25, 2011; Application Number 85/380,136 for the “SMART TRACK & Design” mark, which was filed on July 25, 2011; Application Number 85/443,195 for the “PAPERFREE NM-B & Design” mark, which was filed on October 10, 2011; Application Number 85/443,198 for the “PAPERFREE NM-B & Design” mark, which was filed on October 10, 2011; Application Number 85/520,602 for the “ETL & Design” mark, which was filed on January 19, 2012; and Application Number 85/520,608 for the “ETL ENCORE TECHLAB & Design” mark, which was filed January 19, 2012. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.

From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company owns U.S. Patent Number 7,954,530 for “METHOD AND APPARATUS FOR APPLYING LABELS TO CABLE OR CONDUIT,” which issued on June 6, 2011.

Internet Address/SEC Filings

The Company’s Internet address is http://www.encorewire.com. Under the “Investors Info” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, director and officer beneficial ownership reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and any amendments to these reports. All such reports are available free of charge and are available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

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

Product Pricing and Volatility of Copper Market

Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 86.1%, 81.1% and 73.5% of its costs of goods sold during 2011, 2010 and 2009, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

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

Industry Conditions and Cyclicality

The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, adversely affecting the Company’s business by reducing our customers’ demand for our products. Commercial and Industrial construction activity began declining at the beginning of 2008 and continued to decrease through 2010, further reducing demand for our products. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. In 2011, the Company’s unit sales volume increased 6.2% compared to 2010. The Company believes that the volume of product sold declined primarily as a result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 and the increase in 2011 was caused, in part, by the exit of a former competitor from the industry in the first quarter of 2010. However, the ongoing recession in the United States and the overhang of excess housing and commercial and industrial buildings may have a negative impact on the construction industry for some time to come.

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

In the future, these stockholders could sell large amounts of common stock over relatively short periods of time. In February 2010, the Company entered into a Registration Rights Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Capital Southwest”), pursuant to which the Company agreed to register the offer and sale of an aggregate of 4,086,750 shares of the Company’s common stock held by Capital Southwest on a registration statement on Form S-3 (the “Registration”). The Company cannot predict if, when or in what amounts Capital Southwest will sell any of the shares covered by the Registration. However, the Registration enables Capital Southwest to sell all of such shares in the public market without any volume limitation, subject to certain trading restrictions. Sales of substantial amounts of the Company’s common stock in the public market by existing stockholders or the perception that these sales could occur, may adversely affect the market price of our common stock by creating a public perception of difficulties or problems with the Company’s business.

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

Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 181 acres and consist of buildings containing approximately 1,397,000 square feet of floor space. The Company is building a new aluminum building wire plant on its McKinney, Texas campus as detailed in a December 2011 press release. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.

Item 3.	Legal Proceedings.

A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Information regarding Encore’s executive officers including their respective ages as of March 2, 2012, is set forth below:

Name	Age	Position with Company

Daniel L. Jones	48	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	55	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer

Mr. Jones has held the office of President and Chief Executive Officer of the Company since February 2006. He performed the duties of the Chief Executive Officer in an interim capacity from May 2005 to February 2006. From May 1998 until February 2006, Mr. Jones was President and Chief Operating Officer of the Company. He previously held the positions of Chief Operating Officer from October 1997 until May 1998, Executive Vice President from May 1997 to October 1997, Vice President-Sales and Marketing from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He has also served as a member of the Board of Directors since May 1994.

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

The Company’s Common Stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” The following table sets forth the high and low intraday sales prices per share for the Common Stock as reported by NASDAQ for the periods indicated.

2011	High	Low
First Quarter	$25.86	$21.19
Second Quarter	28.50	22.33
Third Quarter	26.53	19.69
Fourth Quarter	28.07	20.05

2010
First Quarter	$21.99	$18.10
Second Quarter	23.44	18.14
Third Quarter	22.40	17.77
Fourth Quarter	26.07	20.04

As of February 27, 2012, there were 52 record holders of the Company’s Common Stock.

The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2011. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.

Issuer Purchases of Equity Securities

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2013 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 10,124 shares of its stock in 2011 and 1,327 shares of its stock in 2010. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2011.

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	216,500	$22.22	484,000

Equity compensation plans not approved by security holders	0	0	0

TOTAL	216,500	$22.22	484,000

Performance Graph

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2011, and the Russell 2000 Index.

Notes

(1)	Data presented in the performance graph is complete through December 31, 2011.
(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Coleman Cable, Inc.
(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.
(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.
(5)	The index level for all data lines was set to $100.00 on December 31, 2006.

Item 6.	Selected Consolidated Financial Data.

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Income Data:

Net sales	$1,180,474	$910,222	$649,613	$1,081,132	$1,184,786

Cost of goods sold	1,039,619	827,813	599,498	957,767	1,073,451

Gross profit	140,855	82,409	50,115	123,365	111,335

Selling, general and administrative expenses	64,577	57,073	43,767	61,180	60,400

Operating income	76,278	25,336	6,348	62,185	50,935

Interest and other (income) expense	(239)	2,395	(1,633)	(2,416)	(1,709)

Interest expense	322	522	3,181	4,704	5,834

Income before income taxes	76,195	22,419	4,800	59,897	46,810

Provision for income taxes	26,064	7,129	1,164	20,126	16,014

Net income	$50,131	$15,290	$3,636	$39,771	$30,796

Net income per common and common equivalent shares – basic	$2.15	$0.66	$0.16	$1.72	$1.32

Weighted average common and common equivalent shares – basic	23,300	23,184	23,011	23,113	23,342

Net income per common and common equivalent shares – diluted	$2.14	$0.66	$0.16	$1.70	$1.30

Weighted average common and common equivalent shares – diluted	23,410	23,342	23,298	23,396	23,690

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Balance Sheet Data:

Working capital	$334,484	$283,944	$276,882	$378,033	$346,910

Total assets	516,146	477,276	534,558	533,339	513,912

Long-term debt, net of current portion	—	—	—	100,675	100,910

Stockholders’ equity	457,743	407,377	392,984	389,619	354,969

Annual dividends paid	1,863	1,854	1,840	1,853	1,867

Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:

•	Industry leading order-fill rates and responsive customer service.

•	Product innovations and product line expansions based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing complex.

•	Low distribution and freight costs due to the “one campus” business model.

•	A focused management team leading an incentivized work force.

•	Low general and administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.

These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to what management believes is one of the largest copper electric building wire companies in the United States of America. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line, due to the reasons noted above, among others. The Company prides itself on striving to grow sales by expanding its product offerings where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this “hands-on” focused approach to the building wire business has produced success thus far and will lead to continued success.

The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011. Nationally, commercial construction had been relatively strong through 2007, but slowed significantly in 2008, and continued downward through 2010. The data that is available indicates that 2011 construction activity was flat to 10% down from 2010. According to various industry and national economic forecasts the future is unclear for the next few years. The “credit crisis” and the resulting tightening of credit could continue to negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.

General

Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.1%, 81.1% and 73.5% of the Company’s cost of goods sold during fiscal 2011, 2010 and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s slow expansion into aluminum conductors in some of its’ building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. Historically, the cost of aluminum is much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	75.8	73.8	67.8
Other raw materials	7.3	6.6	8.8
Depreciation	1.0	1.3	1.9
Labor and overhead	5.9	6.2	8.2
LIFO adjustment	(2.0)	3.0	5.6
Lower cost or market adjustment	0.0	0.0	0.0

	88.0	90.9	92.3

Gross profit	12.0	9.1	7.7
Selling, general and administrative expenses	5.5	6.3	6.7

Operating income	6.5	2.8	1.0
Interest and other (income) expense	0.0	0.3	0.2

Income before income taxes	6.5	2.5	0.8
Provision for income taxes	2.3	0.8	0.2

Net income	4.2%	1.7%	0.6%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2011, 2010 and 2009. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Net sales were $1.180 billion in 2011, compared to 910.2 million in 2010 and $649.6 million in 2009. The 29.7% increase in net sales in 2011 versus 2010 was primarily the result of a 22.2% increase in the average price of product sold and a 6.2% increase in the volume of copper pounds of product sold. The average price of copper purchased in 2011 increased 18.7% versus the 2010 average price. In comparing 2011 to 2010, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Therefore, margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 33.8%, due primarily to improved industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. Margins were stronger in all four quarters of 2011 versus 2010, peaking in the second half of the year.

The 40.1% increase in net sales in 2010 versus 2009 was primarily the result of a 45.8% increase in the average selling price of product sold and a 3.8% decrease in the volume of copper pounds of product sold. The average price of copper purchased in 2010 increased 50.3% versus the 2009 average price. Unit volume declined in concert with declining industry sales due to the continued low level of construction activity in the United States as discussed throughout this report. The increased average selling price for wire rose more in dollars per pound than the cost of copper purchased. This increased the spread between the sales price of wire and the price of raw copper, and increased margins. Margins were at their lowest during the first quarter when, as noted in prior filings and above, a competitor was sold and liquidated their remaining inventory at levels that depressed industry margins. Margins bounced back in the second quarter and then stabilized in the second half of the year at levels that allowed the Company to be profitable due in part to its low cost structure.

Cost of goods sold was $1.040 billion in 2011 compared to $827.8 million in 2010 and $599.5 million in 2009. The copper costs included in cost of goods sold were $895.2 million in 2011 compared to $671.6 million in 2010 and $440.5 million in 2009. Copper costs as a percentage of net sales increased to 75.8% in 2011 from 73.8% in 2010 and 67.8% in 2009. The increase as a percentage of net sales was due to copper costs increasing more than other costs. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the increase in copper prices and the corresponding increase in net sales dollars in 2011 caused most of the other costs to shrink in terms of their percentage of net sales dollars. The cost of other raw materials, however, rose from 6.6% of net sales in 2010 to 7.3% in 2011. On a cents per pound basis, the cost of other raw materials increased by 35.7% in 2011 versus 2010, consistent with the cost of copper and other commodities and in small part due to the fact the Company began producing aluminum wire in 2011. Although the quantity of aluminum building wire sold in 2011 was insignificant compared to copper volumes, the Company did slowly increase its sales of aluminum wire during the year. The Company produced aluminum wire in its current plants in 2011. In December of 2011, the Company announced that it is building a new 202,000 square-foot manufacturing plant on its McKinney, Texas campus, in which the Company will expand its aluminum wire and cable production. While much cheaper than copper, aluminum is higher in cost than the majority of the rest of the products in the other materials category, which in turn contributed marginally to the rise in the other materials category percentage.

The increase in copper prices in 2010 compared to 2009 also caused other costs to shrink in terms of their percentage of sales dollars. The cost of other raw materials increased by 10.4% in 2010 versus 2009, consistent with the cost of copper and other commodities, albeit at a lower rate of increase. Material cost percentages in 2009 were increased by a 5.6% LIFO debit (expense). In 2010, material costs were increased by a 3.0% LIFO debit (expense), while in 2011 they were decreased by 2.0% LIFO credit (income). Adding LIFO to the copper and other materials, the total materials cost including LIFO in 2011 was 81.2% of net sales versus 83.4% in 2010 and 82.2% in 2009.

Depreciation, labor and overhead costs as a percentage of net sales were 6.9% in 2011 compared to 7.5% in 2010 and 10.1% in 2009. The percentage decrease of depreciation, labor and overhead costs in 2011 and 2010 was due primarily to the precipitous increase in copper driven sales dollars exceeding the percentage increase in depreciation, labor and overhead costs. This disparity is due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with unit volumes.

Inventories consist of the following at December 31 (in thousands):

	2011	2010	2009

Raw materials	$18,482	$27,092	$14,497
Work-in-process	22,955	19,889	12,239
Finished goods	84,819	81,940	75,239

	126,256	128,921	101,975
Adjust to LIFO cost	(62,765)	(86,817)	(59,412)
Lower of cost or market adjustment	—	—	—

	$63,491	$42,104	$42,563

In 2011, copper traded in a relatively consistent range, at or near historical highs for most of the first three quarters and then made a fairly steep decline in the fourth quarter. This was offset slightly by a small increase in the amount of inventory on hand. These factors resulted in the 2011 year-end inventory value of all inventories using the LIFO method being $62.8 million less than the FIFO value, and the 2011 year end LIFO reserve balance being $24.0 million lower than at the end of 2010. This resulted in a LIFO adjustment decreasing cost of sales by $24.0 million. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately. Based on the current copper and other raw material prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

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

Gross profit was $140.9 million, or 11.9% of net sales in 2011 compared to $82.4 million, or 9.1% of net sales in 2010 and $50.1 million or 7.7% of net sales in 2009. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $47.8 million in 2011, $38.7 million in 2010 and $31.7 million in 2009. As a percentage of net sales, selling expenses decreased slightly to 4.1% in 2011, versus 4.2% in 2010 and 4.9% in 2009. In 2011, selling expenses held essentially steady as a percentage of net sales. The 2010 decrease is due to freight costs dropping as a percentage of the increased sales dollars. General and administrative expenses, as a percentage of net sales, were 1.4% in 2011, 2.0% in 2010 and 1.8% in 2009. The percentage decrease in 2011 is due primarily to the reduction in legal expenses versus 2010, while the increase in 2010 is primarily due to corresponding changes in administrative, legal and state tax expenses. In 2011, 2010 and 2009 accounts receivable write-offs were not material, with a net write-off in 2011 of $480,000. The Company increased the bad debt reserve by $0, $300,000 and $300,000 in 2011, 2010 and 2009, respectively, to provide for potential bad debt expenses.

Interest expense decreased to $0.3 million in 2011 from $0.5 million in 2010 and $3.2 million in 2009. As discussed in detail in previous filings, the Company paid off its long-term debt in January of 2010. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $0 in 2011, $29,000 in 2010 and $354,000 in 2009.

The Company’s effective tax rate was 34.2% in 2011, 31.8% in 2010 and 24.3% in 2009, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities that was phased in from 2005 through 2010. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2011 effective tax rate approximately 2.0%.

As a result of the foregoing factors, the Company’s net income was $50.1 million in 2011, $15.3 million in 2010 and $3.6 million in 2009.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$26,169	$2,444	$28,605
Net cash used in investing activities	(16,946)	(21,629)	(18,783)
Net cash used in financing activities	(177)	(104,332)	(719)

Net increase (decrease) in cash and cash equivalents	$9,046	$(123,517)	$9,103

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

At December 31, 2011 and December 31, 2010, the Company had no debt outstanding.

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At December 31, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2011.

The Company paid interest totaling $321,742, $522,000 and $3.2 million in 2011, 2010 and 2009, respectively. The Company capitalized $0, $29,000 and $354,000 of interest in 2011, 2010 and 2009, respectively.

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2013 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased 10,124 shares of its stock in 2011 and 1,327 shares of its stock in 2010. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Cash provided by operations was $26.2 million in 2011 compared to cash provided by operations of $2.4 million in 2010 and cash provided by operations of $28.6 million in 2009. The increase in cash provided by operations of $23.7 million in 2011 versus 2010 was due to several factors. The Company had net income of $50.1 million in 2011 versus net income of $15.3 million in 2010. Accounts receivable increased in 2011 and 2010, resulting in a use of cash of $8.5 million and $57.5 million, respectively. Accounts receivable increased in concert with the increased dollar sales in both years versus the prior years. Inventory increased in 2011, resulting in a $21.4 million use of cash, while inventory decreased in 2010, which provided a $0.5 million source of cash. This swing in inventory resulted in an overall decrease in cash provided of $21.8 million in 2011 versus 2010. Accounts payable and accrued liabilities resulted in a $43.1 million decrease in cash provided in 2011 versus 2010 due primarily to the decrease in accounts payable, stemming from the timing of inventory receipts at quarter end. Changes in current and deferred taxes provided $9.2 million in cash in 2011 versus a $21,000 use of cash in 2010. These changes in cash flow were the primary drivers of the $23.7 million increase in cash flow from operations in 2011 versus 2010.

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

Cash used in investing activities decreased to $16.9 million in 2011 from $21.6 million in 2010, versus $18.8 million in 2009. In 2011, capital expenditures were used for various machinery and equipment, and completing the construction and equipping of the new research & development building. In 2010, the funds were used for machinery and equipment, constructing a new research & development building and land purchases. In 2009 capital expenditures were made on various machinery and equipment purchases.

The cash used in financing activities of $0.2 million in 2011 consisted primarily of $1.9 million in dividend payments offset by $1.8 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used in financing activities of $104.3 million in 2010 was primarily the result of the Company’s early retirement of long-term notes payable. The cash used in financing activities of $0.7 million in 2009 consisted of $1.8 million in dividend payments offset by $0.7 million proceeds from issuance of Company stock related to employees exercising stock options and $0.4 million arising from excess tax benefits of the options exercised.

During 2012, the Company expects its capital expenditures will consist primarily of the new building and manufacturing equipment for its new aluminum building wire plant as discussed above. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of December 31, 2011.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	69,140	69,140	—	—	—

Total	$69,140	$69,140	$—	$—	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $25.9 million of capital equipment and construction purchase orders open as of December 31, 2011.

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

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2011, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

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

Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2011, the Company was a party to the Financing Agreement. Amounts outstanding under the Financing Agreement, as amended, are payable on August 6, 2013, with interest payments due quarterly. At December 31, 2011, the balance outstanding under the Financing Agreement was zero.

There is inherent rollover risk for borrowings under the Financing Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100 million of outstanding debt, an average 1% interest rate increase in 2012 would increase the Company’s interest expense by $1,000,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

March 2, 2012

Encore Wire Corporation

Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2011	2010

Assets
Current assets:
Cash and cash equivalents	$112,298	$103,252
Accounts receivable, net of allowance of $2,102 and $2,582	199,366	190,364
Inventories	63,491	42,104
Income taxes receivable	—	—
Deferred income taxes	—	4,485
Prepaid expenses and other	1,899	1,892

Total current assets	377,054	342,097

Property, plant and equipment – at cost:
Land and land improvements	17,971	17,971
Construction-in-progress	12,480	15,564
Buildings and improvements	75,952	69,440
Machinery and equipment	186,032	174,916
Furniture and fixtures	7,947	7,066

Total property, plant and equipment	300,382	284,957

Accumulated depreciation	(161,550)	(149,972)

Property, plant and equipment – net	138,832	134,985

Other assets	260	194

Total assets	$516,146	$477,276

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$14,676	$32,897
Accrued liabilities	25,312	23,191
Income taxes payable	1,174	2,065
Deferred income taxes	1,408	—

Total current liabilities	42,570	58,153

Noncurrent deferred income taxes	15,833	11,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000; none issued
Common stock, $.01 par value: Authorized shares – 40,000,000;
Issued shares – 26,586,703 and 26,366,752	266	264
Additional paid-in capital	47,342	45,040
Treasury stock, at cost – 3,160,401 and 3,150,277 shares	(21,496)	(21,294)
Retained earnings	431,631	383,367

Total stockholders’ equity	457,743	407,377

Total liabilities and stockholders’ equity	$516,146	$477,276

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2011	2010	2009

Net sales	$1,180,474	$910,222	$649,613
Cost of goods sold	1,039,619	827,813	599,498

Gross profit	140,855	82,409	50,115

Selling, general and administrative expenses	64,577	57,073	43,767

Operating income	76,278	25,336	6,348

Other (income) expense:
Interest and other income	(239)	(194)	(1,633)
Loss on extinguishment of debt	—	2,589	—
Interest expense	322	522	3,181

Income before income taxes	76,195	22,419	4,800

Provision for income taxes	26,064	7,129	1,164

Net income	$50,131	$15,290	$3,636

Net income per common and common equivalent share – basic	$2.15	$0.66	$0.16

Weighted average common and common equivalent shares – basic	23,300	23,184	23,011

Net income per common and common equivalent share – diluted	$2.14	$0.66	$0.16

Weighted average common and common equivalent shares – diluted	23,410	23,342	23,298

Cash dividends declared per share	$0.08	$0.08	$0.08

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Retained
In Thousands, Except Per Share Data	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2008	26,145	262	42,486	(21,269)	368,140	389,619
Net income	—	—	—	—	3,636	3,636
Proceeds from exercise of stock options	163	1	757	—	—	758
Tax benefit on exercise of stock options	—	—	363	—	—	363
Stock-based compensation	—	—	451	—	—	451
Dividend declared – $0.08 per share	—	—	—	—	(1,843)	(1,843)

Balance at December 31, 2009	26,308	263	44,057	(21,269)	369,933	392,984
Net income	—	—	—	—	15,290	15,290
Proceeds from exercise of stock options	59	1	461	—	—	462
Tax benefit on exercise of stock options	—	—	55	—	—	55
Stock-based compensation	—	—	467	—	—	467
Dividend declared – $0.08 per share	—	—	—	—	(1,856)	(1,856)
Purchase of treasury stock	—	—	—	(25)	—	(25)

Balance at December 31, 2010	26,367	264	45,040	(21,294)	383,367	407,377
Net income	—	—	—	—	50,131	50,131
Proceeds from exercise of stock options	220	2	1,786	—	—	1,788
Tax benefit on exercise of stock options	—	—	100	—	—	100
Stock-based compensation	—	—	416	—	—	416
Dividend declared – $0.08 per share	—	—	—	—	(1,867)	(1,867)
Purchase of treasury stock	—	—	—	(202)	—	(202)

Balance at December 31, 2011	26,587	$266	$47,342	$(21,496)	$431,631	$457,743

See accompanying notes

Encore Wire Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2011	2010	2009

Operating Activities
Net income	$50,131	$15,290	$3,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,728	13,716	13,691
Long-term debt prepayment fee	—	2,581	—
Deferred income taxes	9,980	(4,801)	(6,240)
Excess tax benefits of options exercised	(100)	(55)	(363)
Stock-based compensation	416	467	451
Provision for bad debts	—	304	278
Other	(596)	(132)	(479)
Changes in operating assets and liabilities:
Accounts receivable	(9,002)	(57,492)	(7,270)
Inventories	(21,387)	459	22,970
Trade accounts payable and accrued liabilities	(16,104)	27,005	4,336
Other assets and liabilities	(106)	322	(1,695)
Current income taxes receivable / payable	(791)	4,780	(710)

Net cash provided by (used in) operating activities	26,169	2,444	28,605

Investing Activities
Purchases of property, plant and equipment	(25,007)	(21,718)	(22,950)
Proceeds from sale of assets	8,061	89	4,167

Net cash provided by (used in) investing activities	(16,946)	(21,629)	(18,783)

Financing Activities
Repayment of notes payable	—	(102,919)	—
Deferred financing fees	—	(50)	—
Purchase of treasury stock	(202)	(25)	—
Proceeds from issuance of common stock, net	1,788	462	758
Dividends paid	(1,863)	(1,855)	(1,840)
Excess tax benefits of options exercised	100	55	363

Net cash provided by (used in) financing activities	(177)	(104,332)	(719)

Net increase (decrease) in cash and cash equivalents	9,046	(123,517)	9,103
Cash and cash equivalents at beginning of year	103,252	226,769	217,666

Cash and cash equivalents at end of year	$112,298	$103,252	$226,769

See accompanying notes.

Encore Wire Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1.	Significant Accounting Policies

Business

The Company conducts its business in one segment – the manufacture of electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN/THWN-2 cable and metal clad and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 31 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.

Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 86.1%, 81.1% and 73.5% of its cost of goods sold during 2011, 2010, and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion contained in this paragraph and throughout this report. Through 2011, aluminum rod purchased to draw into aluminum wire was less than 1% of cost of sales.

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

Freight Expenses

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $18.4 million, $15.1 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments

Certain items are required to be measured at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

At December 31, 2011 and 2010, the Company had no financial instruments that were required to be measured at fair value on a recurring basis.

At December 31, 2011 and 2010, the Company’s fair value of cash equivalents of $112.3 million and $103.3 million respectively, approximated carrying value due to the short maturity of these financial instruments.

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

Allowance for Losses Progression (In Thousands of Dollars)	2011	2010	2009

Beginning balance January 1	$2,582	$2,278	$2,000
(Write offs) of bad debts, net of collections of previous write offs	(480)	4	(22)
Bad debt provision	0	300	300

Ending balance at December 31	$2,102	$2,582	$2,278

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented. Accounting Standards Update (ASU) 2011-5, Comprehensive Income, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted and retrospective application required. Under ASU 2011-5, for companies that report items of other comprehensive income, there is a requirement to present comprehensive income along with net income in either a single continuous statement or two separate but consecutive statements. The Company has early adopted the provisions of ASU 2011-5 in fiscal 2011. However, as there were no differences between comprehensive income and reported income, the adoption did not have an effect on the Company’s financial statements as of December 31, 2011 and 2010, or for the three fiscal years ended December 31, 2011.

2.	Inventories

Inventories consist of the following as of December 31:

In Thousands of Dollars	2011	2010

Raw materials	$18,482	$27,092
Work-in-process	22,955	19,889
Finished goods	84,819	81,940

	126,256	128,921
Adjust to LIFO cost	(62,765)	(86,817)
Lower of cost or market adjustment	—	—

	$63,491	$42,104

During 2011 the Company did not liquidate any LIFO inventory layers established in prior years. During 2010, the Company liquidated portions of the inventory layer established in 2005. As a result, under the LIFO method, these inventory layers were liquidated at historical costs that were less than current costs, which favorably impacted net income for the year ended December 31, 2010 by $1.1 million.

In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately.

3.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2011	2010

Sales volume discounts payable	$16,220	$14,997
Property taxes payable	2,809	2,648
Commissions payable	2,053	2,290
Accrued salaries	3,548	2,591
Other accrued liabilities	682	665

	$25,312	$23,191

4.	Debt

At December 31, 2011 and December 31, 2010, the Company had no debt outstanding.

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at December 31, 2011, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At December 31, 2011, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2011.

The Company paid interest totaling $321,742, $522,000 and $3.2 million in 2011, 2010 and 2009, respectively. The Company capitalized $0, $29,000 and $354,000 of interest in 2011, 2010 and 2009, respectively.

5.	Income Taxes

The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands of Dollars	2011	2010	2009

Current:
Federal	$15,098	$11,268	$6,819
State	985	663	585
Deferred	9,981	(4,802)	(6,240)

	$26,064	$7,129	$1,164

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands of Dollars	2011	2010	2009

Amount computed using the statutory rate	$26,668	$7,847	$1,680
State income taxes, net of federal tax benefit	990	263	162
Qualified domestic production activity deduction	(1,511)	(1,198)	(439)
Other items	(83)	217	(239)

	$26,064	$7,129	$1,164

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. This deduction lowered the Company’s effective tax rate by $1,511,000, $1,198,000 and $439,000 or approximately 2.0%, 5.3% and 9.1% for 2011, 2010 and 2009, respectively.

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2011 and 2010 is as follows:

	Deferred Tax Asset (Liability)
	2011		2010
In Thousands of Dollars	Current	Non-current	Current	Non-current

Depreciation	$—	$(15,833)	$—	$(11,746)
Inventory	(2,748)	—	2,878	—
Allowance for doubtful accounts	762	—	937	—
Uniform capitalization rules	259	—	206	—
Other	319	—	464	—

	$(1,408)	$(15,833)	$4,485	$(11,746)

The Company made income tax payments of $16.9 million in 2011, $7.8 million in 2010 and $8.1 million in 2009.

The Company’s federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2006. The Company has no reserves for uncertain tax positions as of December 31, 2011. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

6.	Stock Options

The Company previously granted options under the Encore Wire Corporation 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired on June 28, 2009. In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Like the 1999 Stock Option Plan, the 2010 Stock Option Plan permits the grant of stock options to its directors, officers and employees. The Company granted stock option awards in 2009 and 2010 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. No options were granted in 2011. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2011, 484,000 options were available to be granted in the future under the 2010 Stock Option Plan.

During 2011, 2010 and 2009, the Company recorded $416,056, $466,776 and $451,303, respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $100,857, $55,162 and $363,455 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following presents a summary of stock option activity for the year ended December 31, 2011 (aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	439,576	$15.11
Granted	0	0.00
Exercised	(219,951)	8.13
Forfeited/Cancelled	(3,125)	13.89

Outstanding at December 31, 2011	216,500	$22.22	5.95	$792

Vested and exercisable at December 31, 2011	142,520	$24.51	5.56	$195

The fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009

Risk-free interest rate	n/a	1.76%	2.70%
Expected dividend yield	n/a	0.42%	0.38%
Expected volatility	n/a	48.3%	52.9%
Expected lives	n/a	5.0 years	5.0 years

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

During the years ended December 31, 2011, 2010, and 2009, the weighted average grant date fair value of options granted was n/a, $8.10 and $9.83, respectively, and the total intrinsic value of options exercised was $3.1 million, $701,000 and $2.6 million, respectively. As of December 31, 2011, total unrecognized compensation cost related to non-vested stock options of $421,953 was expected to be recognized over a weighted average period of 1.90 years.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2011	2010	2009

Numerator:
Net income	$50,131	$15,290	$3,636

Denominator:
Denominator for basic earnings per share – weighted average shares	23,300	23,184	23,011

Effect of dilutive securities:
Employee stock options	110	158	287

Denominator for diluted earnings per share – weighted average shares	23,410	23,342	23,298

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2011	2010	2009

Weighted average anti-dilutive stock options	79,500	182,593	168,954

Weighted average exercise price	$31.28	$24.51	$25.37

8.	Stockholders’ Equity

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2013 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company repurchased

10,124 shares of its stock in 2011 and 1,327 shares of its stock in 2010. All shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

9.	Contingencies

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would issue evidencing the patentability of the amended claims. The reexamination certificate for the ‘301 patent issued on December 21, 2011. The parties are scheduled to meet for settlement conference negotiations on March 21, 2012.

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

10.	Encore Wire Corporation 401(k) Profit Sharing Plan

The Company sponsors a tax qualified 401(k) profit sharing plan known as the Encore Wire Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) that is intended to provide participating employees an opportunity to save money for retirement. Employees are eligible to participate in the 401(k) Plan and to receive matching contributions after completing one year of service (as defined in the 401(k) Plan).

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

Prior to January 1, 2010, the 401(k) Plan provided for a discretionary matching contribution. For 2009, the Company matched 50% of the first 6% of eligible compensation that an employee contributed to the 401(k) Plan. In 2009, matching contributions were allocated to participants (i) who had completed 1,000 hours of service during the year and were employed on December 31 or (ii) whose death, retirement (e.g., termination of employment after age 65) or termination of employment on account of disability occurred during the year. Employer matching contributions made to the 401(k) Plan prior to 2010 vest at a rate of 20% per year of service and become fully vested after an employee has completed five years of vesting service (as defined in the 401(k) Plan).

The Company’s matching contributions were $639,432, $497,785 and $329,474 in years 2011, 2010 and 2009, respectively.

At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2011, 2010 or 2009.

11.	Related Party Transactions

The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $6.9 million, $5.3 million and $4.8 million in 2011, 2010 and 2009, respectively, at prices that we believe are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2011, 2010 and 2009, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.

In February 2012, the Company entered into a Registration Rights Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Stockholders”), pursuant to which the Company agreed to register the offer and sale of 4,086,750 shares of common stock of the Company held by the Stockholders on a registration statement on Form S-3. In exchange for registration of the offer and sale of such shares, the Stockholders agreed to reimburse the Company for all costs, fees and expenses incurred by the Company in connection with such registration, unless the registration statement does not become effective solely due to the actions or omissions of the Company and without fault of the Stockholders. The Company’s registration of such shares does not necessarily mean that the Stockholders will offer or sell such shares. The Company cannot predict if, when or in what amounts the Stockholders may sell any of the shares covered by the registration statement. The disinterested members of the board of directors of the Company approved the Company entering into the Registration Rights Agreement.

12.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended
2011	March 31	June 30	September 30	December 31

Net sales	$303,351	$309,469	$319,356	$248,297
Gross profit	33,755	30,632	37,839	38,627
Net income (loss)	10,654	9,461	13,721	16,295
Net income (loss) per common share – basic	0.46	0.41	0.59	0.70
Net income (loss) per common share – diluted	0.46	0.40	0.59	0.69

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Net sales	$175,229	$236,094	$242,751	$256,148
Gross profit	10,601	26,915	22,768	22,125
Net income (loss)	(2,466)	8,135	5,092	4,529
Net income (loss) per common share – basic	(0.11)	0.35	0.22	0.20
Net income (loss) per common share – diluted	(0.11)	0.35	0.22	0.19

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2011. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

March 2, 2012

Item 9B. Other Information.

On and effective as of February 27, 2012, the Board of Directors of the Company decreased the number of directors constituting the Board from seven to six directors and adopted the Third Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The amendments adopted by the Board of Directors as part of the Amended and Restated Bylaws include the following:

•

Article II, Section 1 was amended to provide that the meetings of the stockholders for the election of directors shall be held in McKinney, Texas instead of Dallas, Texas, unless otherwise designated by the Board of Directors of the Company.

•

Article II, Section 2 was amended to provide that annual meetings of stockholders will be on the first Tuesday in May instead of April, unless otherwise designated by the Board of Directors of the Company.

•

Article II, Section 7 was amended and restated to add an advance notice provision requiring a stockholder to meet the following requirements, in addition to requirements under applicable securities laws and Delaware law, to properly bring business before an annual or special meeting of the stockholders, including the nomination of directors:

•

Such stockholder must provide advance notice to the Company of such business not less than 90 and no more than 120 days prior to the anniversary of the preceding year’s annual meeting of stockholders, and not less than 60 days prior to a special meeting; provided that if the public announcement of the date of a special meeting is not given at least 70 days prior to the date of such special meeting, then advance notice of such business shall be timely if received by the Company within 10 days following the date of the public announcement of the date of the special meeting.

•

As part of the advance notice, such stockholder must provide certain information to the Company, including (a) a description of the business to be brought before the meeting, (b) biographical and share ownership information of the stockholder proponent, (c) a description of any material interests of the stockholder proponent in the proposed business and (d) a statement that the stockholder proponent intends to appear in person or by proxy at the annual or special meeting to bring such business before such meeting.

•

If the business relates to stockholder nominations of directors, as part of the advance notice such stockholder must provide certain information to the Company, including (a) certain biographical information concerning the stockholder proponent, (b) a statement that the stockholder proponent intends to appear in person or by proxy at the annual or special meeting to nominate each person specified in the notice, (c) a description of all arrangements or understandings among the stockholder proponent and another person or entity with respect to the nomination, including the nominee, (d) information regarding each proposed nominee required to be included in the solicitations of proxies for the election of directors or otherwise required by United States federal securities laws and regulations and (e) the consent of the nominee to serve as a director of the Company if elected.

•

Article III, Section 2 was amended to add the following provision to the end of such Section: “No decrease in the number of authorized directors constituting the full Board of Directors shall shorten the term of any incumbent director.”

•	Article III, Section 4 was deleted in its entirety.

•

Article VII, Section 1 was amended to clarify that the Company’s obligations to indemnify and provide advancement of expenses apply to its directors and officers, and the Company may permissively indemnify and provide advancement of expenses to its employees and agents, in each case, subject to the provisions of Article VII, Section 1.

A copy of the Amended and Restated Bylaws is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference. The description of the Amended and Restated Bylaws in this Item 9B is only a summary and is qualified in its entirety by the terms of the Amended and Restated Bylaws.

On February 29, 2012, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Capital Southwest Corporation and Capital Southwest Venture Corporation (together “Capital Southwest”), pursuant to which we agreed to register the offer and sale of 4,086,750 shares of common stock held by Capital Southwest on a registration statement on Form S-3. In exchange for registration of the offer and sale of such shares, Capital Southwest agreed to reimburse the Company for all costs, fees and expenses incurred by the Company in connection with such registration, unless the registration statement does not become effective solely due to the actions or omissions of the Company and without fault of Capital Southwest. The disinterested members of the Board of Directors of the Company approved us entering into the Registration Rights Agreement.

Under the terms and conditions of the Registration Rights Agreement, the Company is under no obligation to engage an underwriter to offer or sell the shares of common stock registered under the registration statement or make any public disclosure prior to the date when such information would otherwise be required to be filed with the SEC under the Securities Exchange Act of 1934, as amended.

The Registration Rights Agreement provides that notwithstanding the registration of the shares held by Capital Southwest, for so long as an employee of Capital Southwest Corporation serves as a member of the Board of Directors of the Company, Capital Southwest will not effect any disposition of the shares registered by the registration statement while Capital Southwest is in possession of material, non-public information concerning the Company or during the period beginning on the last business day of each of the Company’s fiscal quarters and ending at 9:00 a.m. Dallas time on the third full business day following the public release of the Company’s earnings results for such quarter. In furtherance of these restrictions, the Registration Rights Agreement provides that Capital Southwest must pre-clear any disposition of the shares registered by the registration statement with the Company’s Chief Financial Officer at least two business days prior to the proposed disposition for the purpose of ensuring that Capital Southwest is not otherwise in possession of material, non-public information concerning the Company. The Registration Rights Agreement also permits the Company to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) in the event of certain corporate events affecting the Company.

A copy of the Registration Rights Agreement is filed as Exhibit 4.2 to this Annual Report on Form 10-K and is incorporated herein by reference. The description of the Registration Rights Agreement in this Item 9B is only a summary and is qualified in its entirety by the terms of the Registration Rights Agreement.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

In connection with Company’s long-standing commitment to conduct its business in compliance with applicable laws and regulations and in accordance with its ethical principles, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers, directors, and advisors of the Company. The Code of Business Conduct and Ethics of the Company is available under the “Investor Info” section of the Company’s website at http://www.encorewire.com, and is incorporated herein by reference.

Item 11. Executive Compensation.

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K; and

(2)	Financial statement schedules have been omitted because they are not applicable or the information required therein is included in the financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.

(3)	The exhibits required by Item 601 of Regulation S-K, as set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2012	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	President, Chief Executive	March 2, 2012
Daniel L. Jones	Officer and Director (Principal Executive Officer)

/s/ FRANK J. BILBAN	Vice President-Finance,	March 2, 2012
Frank J. Bilban	Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD E. COURTNEY	Director	March 2, 2012
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	March 2, 2012
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	March 2, 2012
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	March 2, 2012
Scott D. Weaver

/s/ JOHN H. WILSON	Director	March 2, 2012
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012.

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and, incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation.

10.1	Credit Agreement by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders, dated August 27, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement of August 27, 2004, dated May 16, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement of August 27, 2004, dated August 31, 2006 by and among Encore Wire Limited, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement of August 27, 2004, dated June 29, 2007 by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.5	Fourth Amendment to Credit Agreement of August 27, 2004, dated August 6, 2008, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.6	Fifth Amendment to Credit Agreement of August 27, 2004, dated March 26, 2010, by and among Encore Wire Corporation, as Borrower, Bank of America, N.A., as Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010, and incorporated herein by reference).

10.7	Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company and London Life and Casualty Reinsurance Corporation, as Purchasers, dated August 1, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.8	Waiver to Note Purchase Agreement for $45,000,000 of 5.27% Senior Notes, Series 2004-A, due August 27, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Hartford Life Insurance Company, Great-West Life and Annuity Insurance Company, London Life Insurance Company, London Life and General Reinsurance Company Limited, as Holders, dated June 29, 2007 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.9	Master Note Purchase Agreement for $300,000,000 Aggregate Principal Amount of Senior Notes Issuable in Series, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Purchasers, dated September 28, 2006 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.10	Waiver to Master Note Purchase Agreement for $55,000,000 of Floating Rate Senior Notes, Series 2006-A, due September 30, 2011, by and among Encore Wire Limited and Encore Wire Corporation, as Debtors, and Metropolitan Life Insurance Company, Metlife Insurance Company of Connecticut and Great-West Life & Annuity Insurance Company, as Holders, dated June 29, 2007 (filed as Exhibit 10.10 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.11*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165), and incorporated herein by reference).

10.12*	2010 Stock Option Plan (filed as Annex A to the Company’s Proxy Statement filed with the SEC on March 26, 2010 and incorporated herein by reference).

10.13*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.14*	Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.15*	Form of Incentive Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.16*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.17	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to this Annual Report on Form 10-K).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 2, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated March 2, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated March 2, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated March 2, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan