Form 10-Q
period 2012-03-31
ENCORE WIRE CORP
filed 2012-05-04
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, par value $0.01, outstanding as of May 3, 2012: 23,429,002

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	March 31, 2012 (Unaudited)	December 31, 2011 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$83,923	$112,298
Accounts receivable (net of allowance of $2,101 and $2,102)	227,818	199,366
Inventories	57,381	63,491
Deferred income taxes	5,218	–
Prepaid expenses and other	3,579	1,899

Total current assets	377,919	377,054

Property, plant and equipment—at cost:
Land and land improvements	17,971	17,971
Construction-in-progress	16,233	12,480
Buildings and improvements	75,952	75,952
Machinery and equipment	191,212	186,032
Furniture and fixtures	7,947	7,947

Total property, plant and equipment	309,315	300,382

Accumulated depreciation	(164,928)	(161,550)

Property, plant and equipment—net	144,387	138,832

Other assets	267	260

Total assets	$522,573	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	March 31, 2012 (Unaudited)	December 31, 2011 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,691	$14,676
Accrued liabilities	15,616	25,312
Income taxes payable	8,583	1,174
Deferred income taxes	–	1,408

Total current liabilities	41,890	42,570
Non-current deferred income taxes	16,360	15,833
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,589,403 and 26,586,703	266	266
Additional paid-in capital	47,697	47,342
Treasury stock, at cost – 3,160,401 and 3,160,401 shares	(21,496)	(21,496)
Retained earnings	437,856	431,631

Total stockholders’ equity	464,323	457,743

Total liabilities and stockholders’ equity	$522,573	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,
In Thousands, Except Per Share Data	2012	2011
Net sales	$280,466	$303,351
Cost of goods sold	256,005	269,596

Gross profit	24,461	33,755
Selling, general, and administrative expenses	15,077	18,149

Operating income (loss)	9,384	15,606
Net interest and other (income) expense	(20)	(6)

Income (loss) before income taxes	9,404	15,612
Provision (benefit) for income taxes	2,710	4,958

Net income (loss)	$6,694	$10,654

Net income (loss) per common and common equivalent share – basic	$0.29	$0.46

Weighted average common and common equivalent shares – basic	23,427	23,217
Net income (loss) per common and common equivalent share – diluted	$0.29	$0.46

Weighted average common and common equivalent shares – diluted	23,477	23,378
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarters Ended March 31,
In Thousands of Dollars	2012	2011
OPERATING ACTIVITIES
Net income	$6,694	$10,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,609	3,425
Deferred income taxes	(6,099)	(2,410)
Other	255	109
Changes in operating assets and liabilities:
Accounts receivable	(28,451)	(44,487)
Inventories	6,110	(5,870)
Trade accounts payable and accrued liabilities	(6,682)	8,917
Other assets and liabilities	(1,696)	(1,122)
Current income taxes receivable / payable	7,414	5,419

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,846)	(25,365)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,118)	(2,258)
Proceeds from sale of assets	10	11

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,108)	(2,247)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	43	57
Dividends paid	(469)	(464)
Excess tax benefits of options exercised	5	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(421)	(407)

Net increase (decrease) in cash and cash equivalents	(28,375)	(28,019)
Cash and cash equivalents at beginning of period	112,298	103,252

Cash and cash equivalents at end of period	$83,923	$75,233

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	March 31, 2012	December 31, 2011
Raw materials	$17,399	$18,482
Work-in-process	24,162	22,955
Finished goods	95,764	84,819

	137,325	126,256
Adjust to LIFO cost	(79,944)	(62,765)
Lower of cost or market adjustment	–	–

	$57,381	$63,491

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarters of 2012 and 2011 the Company did not liquidate any LIFO inventory layers established in prior years. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	March 31, 2012	December 31, 2011
Sales volume discounts payable	$10,069	$16,220
Property taxes payable	737	2,809
Commissions payable	2,312	2,053
Accrued salaries	1,759	3,548
Other accrued liabilities	739	682

	$15,616	$25,312

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 28.8% in the first quarter of 2012 versus 31.8% in the first quarter of 2011, consistent with the Company’s estimated liabilities. The decrease in the effective rate is due primarily to the impact of book vs. tax differences that allowed the Company to benefit more from the Jobs Creation Act tax deductions in 2012.

NOTE 5 – NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	March 31, 2012	March 31, 2011
Numerator:
Net income (loss)	$6,694	$10,654

Denominator:
Denominator for basic earnings per share – weighted average shares	23,427	23,217
Effect of dilutive securities:
Employee stock options	50	161

Denominator for diluted earnings per share – weighted average shares	23,477	23,378

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the first quarter was 139,258 in 2012 and 80,500 in 2011. Such options were anti-dilutive for the respective periods.

NOTE 6 – LONG TERM NOTES PAYABLE

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2012, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At March 31, 2012, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2012.

NOTE 7 – STOCK REPURCHASE AUTHORIZATION

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2013 and has authorized the repurchase of up to 2,610,000 shares of its common stock. The Company did not repurchase any shares of its stock in the first quarter of 2012 or 2011.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would issue evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011.

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

Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire has been dismissed or stayed by agreement of the parties.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.1%, 81.1% and 73.5% of the Company’s cost of goods sold during fiscal 2011, 2010 and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s slow expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company is building a plant to expand the production of aluminum building wire as announced in a December 2011 press release. Historically, the cost of aluminum is much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2012 and 2011. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net sales for the first quarter of 2012 were $280.5 million compared with net sales of $303.4 million for the first quarter of 2011. This dollar decrease was primarily the result of a 9.7% decrease in the price of wire sold and a 0.3% decrease in the unit volume of product shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The average cost per pound of raw copper purchased decreased 13.5% in the first quarter of 2012 compared to the first quarter of 2011, and was the principal driver of the decreased average sales price of wire. In the first quarter of 2012, aluminum wire constituted less than 3% of the Company’s net sales dollars compared to less than 1% in the first quarter of 2011. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $256.0 million, or 91.3% of net sales, in the first quarter of 2012, compared to $269.6 million, or 88.9% of net sales, in the first quarter of 2011. Gross profit decreased to $24.5 million, or 8.7% of net sales, in the first quarter of 2012 versus $33.8 million, or 11.1% of net sales, in the first quarter of 2011. The decreased gross profit dollars and gross profit margin percentages were primarily the result of an increase in total materials cost including the LIFO adjustment from 82.8% of net sales in the first quarter of 2011 to 83.6% in the first quarter of 2012, along with an increase in manufacturing overhead from 4.4% to 5.8% of net sales in the first quarter of 2011 versus the first quarter of 2012. The overhead percentage increased both from increased spending on machinery repairs and some gearing up for the new aluminum plant, as well as the fact that many components of overhead are semi-fixed and were being divided over a lower sales dollar denominator. The aluminum building wire plant is targeted to commence production in the second half of 2012. Building wire prices and margins were impacted negatively by the volatility of copper prices during the quarter. Copper prices traded erratically during the quarter, making it difficult for the Company to maintain any industry announced price increases and make discounts hold. Comex copper prices ranged from a low of $3.41 to a high of $3.97 and fluctuated between those two points throughout the quarter, with large swings occurring within the span of several days or a week or two. This disrupted some customer buying patterns and enticed competitors to cut or hold prices, lowering margins.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2012, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

As noted above, copper prices traded erratically during the quarter. Comex copper prices ranged from a low of $3.41 to a high of $3.97, but in general the prices trended up during the quarter. Primarily due to increasing copper costs and a small increase in copper inventory quantities on hand during the first quarter of 2012, a LIFO adjustment was recorded increasing cost of sales by $17.2 million during the quarter.

Selling expenses, consisting of commissions and freight, for the first quarter of 2012 were $10.9 million, or 3.9% of net sales, compared to $11.7 million, or 3.8% of net sales, in the first quarter of 2011. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, declined $1.4 million in concert with the decreased sales dollars. Additionally, although units shipped remained stable, freight costs increased by $0.7 million, or 0.3% of net sales as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses decreased to $4.1 million, or 1.5% of net sales, in the first quarter of 2012 compared to $6.5 million, or 2.1% of net sales, in the first quarter of 2011. The 2011 G&A costs were high due to increased legal expenses. The provision for bad debts was $0 for the first quarters of 2012 and 2011.

Net interest and other (income) expense was $20,000 of income in the first quarter of 2012 versus $6,000 of income in the first quarter of 2011. Income taxes were accrued at an effective rate of 28.8% in the first quarter of 2012, versus an effective rate of 31.8% in the first quarter of 2011. The decrease in the effective rate is due primarily to the impact of book vs. tax differences that allowed the Company to benefit more from the Jobs Creation Act tax deductions in 2012.

As a result of the foregoing factors, the Company’s net income decreased to $6.7 million in the first quarter of 2012 from $10.7 million in the first quarter of 2011.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to some extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, this will cause the cash balance to rise and fall inversely to the receivables and inventory balances. The receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Receivables will go up at the end of quarters with strong dollar sales and down as those sales decline. Inventory balances will rise and fall with the raw material price fluctuations and the level of units on hand at the end of any given quarter. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at March 31, 2012, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At March 31, 2012, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2012.

Cash used in operating activities was $18.8 million in the first quarter of 2012 compared to $25.4 million in the first quarter of 2011. The following changes in components of cash flow were notable. The Company had net income of $6.7 million in the first quarter of 2012 versus net income of $10.7 million in the first quarter of 2011. Accounts receivable increased in the first quarter of 2012 and 2011, resulting in a use of cash of $28.5 million and $44.5 million, respectively. Accounts receivable increased in concert with the increased dollar sales in both years’ first quarter versus the prior quarter in both years. Inventory decreased in 2012, which provided a $6.1 million source of cash, while inventory increased in 2011, resulting in a $5.9 million use of cash. This swing in inventory resulted in an overall increase in cash provided of $12.0 million in the first quarter of 2012 versus the first quarter of 2011. Trade accounts payable and accrued liabilities resulted in a $15.6 million decrease in cash provided in the first quarter of 2012 versus the first quarter of 2011 due primarily to the decrease in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. Changes in current and deferred taxes provided cash of $1.3 million in the first quarter of 2012 versus cash provided of $3.0 million in the first quarter of 2011. These changes in cash flow were the primary drivers of the $6.5 million decrease in cash used in operations in the first quarter of 2012 versus the first quarter of 2011.

Cash used in investing activities increased to $9.1 million in the first quarter of 2012 from $2.2 million in the first quarter of 2011. The funds were used primarily for the construction of the new aluminum wire plant, including deposits on equipment for that plant in 2012 and equipment purchases in 2011. Cash used by financing activities was $0.4 million in the first quarters of both 2012 and 2011, and was for the payment of the quarterly cash dividend. In the first quarter of 2012, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $83.9 million at March 31, 2012.

During the remainder of 2012, the Company expects its capital expenditures will consist primarily of expenditures related to the new aluminum building wire plant, including purchases of new manufacturing equipment. The total capital expenditures for all of 2012 associated with these projects are currently estimated to be between $28 million and $33 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2012.

Information Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information on the Company’s legal proceedings, see Note 8 to the Company’s consolidated financial statements included in Item 1 to this report and incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Note 7 to the Company’s consolidated financial statements included in Item 1 to this report is hereby incorporated herein by reference.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 4, 2012	/s/ DANIEL L. JONES
Daniel L. Jones, President and Chief Executive Officer

Dated: May 4, 2012	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 4, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 4, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated May 4, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document