Form 10-Q
period 2012-06-30
ENCORE WIRE CORP
filed 2012-08-07
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2012

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

Number of shares of Common Stock, par value $0.01, outstanding as of Aug 6, 2012: 20,656,352

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	June 30, 2012 (Unaudited)	December 31, 2011 (See Note)

ASSETS

Current assets:
Cash and cash equivalents	$47,727	$112,298
Accounts receivable, net of allowance of $2,100 and $2,102	205,535	199,366
Inventories	52,505	63,491
Income taxes receivable	1,015	—
Deferred income taxes	2,633	—
Prepaid expenses and other	1,135	1,899

Total current assets	310,550	377,054

Property, plant and equipment – at cost:
Land and land improvements	18,124	17,971
Construction-in-progress	29,897	12,480
Buildings and improvements	76,055	75,952
Machinery and equipment	191,725	186,032
Furniture and fixtures	8,193	7,947

Total property, plant and equipment	323,994	300,382

Accumulated depreciation	(168,271)	(161,550)

Property, plant and equipment – net	155,723	138,832

Other assets	626	260

Total assets	$466,899	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	June 30, 2012 (Unaudited)	December 31, 2011 (See Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$31,571	$14,676
Accrued liabilities	18,559	25,312
Income taxes payable	—	1,174
Deferred income taxes	—	1,408

Total current liabilities	50,130	42,570

Non-current deferred income taxes	16,964	15,833

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,590,203 and 26,586,703	266	266
Additional paid-in capital	47,861	47,342
Treasury stock, at cost – 5,934,651 and 3,160,401 shares	(88,134)	(21,496)
Retained earnings	439,812	431,631

Total stockholders’ equity	399,805	457,743

Total liabilities and stockholders’ equity	$466,899	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands, Except Per Share Data	2012	2011	2012	2011

Net sales	$264,730	$309,469	$545,196	$612,820
Cost of goods sold	245,339	278,837	501,344	548,432

Gross profit	19,391	30,632	43,852	64,388

Selling, general, and administrative expenses	15,327	16,083	30,404	34,232

Operating income	4,064	14,549	13,448	30,156

Net interest and other (income) expenses	(8)	—	(28)	(5)

Income before income taxes	4,072	14,549	13,476	30,161

Provision for income taxes	1,702	5,088	4,413	10,046

Net income	$2,370	$9,461	$9,063	$20,115

Net income per common and common equivalent share – basic	$0.11	$0.41	$0.40	$0.87

Weighted average common and common equivalent shares – basic	21,997	23,264	22,712	23,241

Net income per common and common equivalent share – diluted	$0.11	$0.40	$0.40	$0.86

Weighted average common and common equivalent shares – diluted	22,037	23,405	22,757	23,392

Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Thousands of Dollars	2012	2011

OPERATING ACTIVITIES
Net income	$9,063	$20,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,236	6,867
Deferred income taxes	(2,910)	4
Other	372	(305)
Changes in operating assets and liabilities:
Accounts receivable	(6,168)	(56,386)
Inventories	10,986	(13,051)
Trade accounts payable and accrued liabilities	10,197	(4,050)
Other assets and liabilities	380	(773)
Current income taxes receivable / payable	(2,183)	(3,040)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,973	(50,619)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,042)	(5,515)
Proceeds from sale of assets	11	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,031)	(5,515)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	56	613
Purchase of treasury stock	(66,638)	—
Dividends paid	(937)	(929)
Excess tax benefits of options exercised	6	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(67,513)	(316)

Net increase (decrease) in cash and cash equivalents	(64,571)	(56,450)
Cash and cash equivalents at beginning of period	112,298	103,252

Cash and cash equivalents at end of period	$47,727	$46,802

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	June 30, 2012	December 31, 2011

Raw materials	$16,551	$18,482
Work-in-process	26,296	22,955
Finished goods	82,012	84,819

Total	124,859	126,256
Adjust to LIFO cost	(72,354)	(62,765)
Lower of cost or market adjustment	0	—

Inventory, net	$52,505	$63,491

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first six months of 2011 the Company did not liquidate any LIFO inventory layers established in prior years. During the first six months of 2012, the Company liquidated a portion of the layer established in 2011. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which negatively impacted net income for the second quarter and the first six months of 2012 by $383,000. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	June 30, 2012	December 31, 2011

Sales volume discounts payable	$11,649	$16,220
Property taxes payable	1,447	2,809
Commissions payable	2,152	2,053
Accrued salaries	2,172	3,548
Other accrued liabilities	1,139	682

Total accrued liabilities	$18,559	$25,312

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 41.8% in the second quarter of 2012 versus 35.0% in the second quarter of 2011, consistent with the Company’s estimated liabilities. The increase in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate. For the six months ended June 30, the Company’s effective tax rate was approximately 32.7% in 2012 and 33.3% in 2011. The year to date rate in 2012 is comparable to 2011.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	June 30, 2012	June 30, 2011

Numerator:
Net income (loss)	$2,370	$9,461

Denominator:
Denominator for basic earnings per share – weighted average shares	21,997	23,264

Effect of dilutive securities:
Employee stock options	40	141

Denominator for diluted earnings per share – weighted average shares	22,037	23,405

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the second quarter was 192,500 in 2012 and 80,500 in 2011. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Six Months Ended
In Thousands	June 30, 2012	June 30, 2011

Numerator:
Net income (loss)	$9,063	$20,115

Denominator:
Denominator for basic earnings per share – weighted average shares	22,712	23,241

Effect of dilutive securities:
Employee stock options	45	151

Denominator for diluted earnings per share – weighted average shares	22,757	23,392

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the six months ended June 30 was 165,879 in 2012 and 80,500 in 2011. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2012, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At June 30, 2012, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program. On May 11, 2012, the Board of Directors authorized the repurchase of up to 4 million shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,637,485, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase authorization now has 1,225,750 shares remaining. The repurchase represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in the first six months of 2012. The Company did not repurchase any shares in the first six months of 2011. Other than net income and the stock repurchase, there were no material changes in stockholders’ equity during the quarter and six months ended June 30, 2012.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States

Patent No. 7,557,301 (the “’301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ’301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ’301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would issue evidencing the patentability of the amended claims. The reexamination certificate was issued on the ’301 patent on December 27, 2011.

Although the parties convened on March 21, 2012 for a settlement conference regarding the ’301 patent lawsuit, such settlement conference did not result in any negotiation, agreement, decision or other development that the Company believed is material to such lawsuit. At this point, the parties are planning a second conference to further discuss the issues.

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ’024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ’024 patent. Southwire may file a response to the final rejections on or before September 9, 2012. If Southwire files to respond, the Company has thirty (30) days from the date of service of the response to file written comments on Southwire’s position.

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

The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. Any such accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of ASC 450) that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.

For matters where the Company has evaluated that a loss is not probable, but is reasonably possible, the Company will disclose an estimate of the possible loss or range of loss or make a statement that such an estimate cannot be made. In some instances, for reasonably possible losses, the Company cannot estimate the possible loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have on the Company. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecified, unsupportable, unexplained or uncertain; discovery is incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.

At this time, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company has not concluded that a probable loss exists with respect to the Southwire litigation. Accordingly, no accrual has been made. Additionally, given the aforementioned uncertainties, the Company is unable to estimate any possible loss or range of losses for disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Encore is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.1%, 81.1% and 73.5% of the Company’s cost of goods sold during fiscal 2011, 2010 and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company is building a plant to expand the production of aluminum building wire as announced in a December 2011 press release. Historically, the cost of aluminum is much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and six month periods ended June 30, 2012 and 2011. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Net sales for the second quarter of 2012 were $264.7 million compared with net sales of $309.5 million for the second quarter of 2011. This dollar decrease was primarily the result of a 13.2% decrease in the average price of wire sold and a 4.0% decrease in the unit volume of copper wire shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 14.1% in the second quarter of 2012 compared to the second quarter of 2011, and was the principal driver of the decreased average sales price of wire. In the second quarter of 2012, aluminum wire constituted 3.5% of the Company’s net sales dollars compared to 1.0% in the second quarter of 2011.

Cost of goods sold decreased to $245.3 million, or 92.7% of net sales, in the second quarter of 2012, compared to $278.8 million, or 90.1% of net sales, in the second quarter of 2011. Gross profit decreased to $19.4 million, or 7.3% of net sales, in the second quarter of 2012 versus $30.6 million, or 9.9% of net sales, in the second quarter of 2011. The decreased gross profit dollars and gross profit margin percentages were primarily the result of an increase in total materials cost including the LIFO adjustment from 83.7% of net sales in the second quarter of 2011 to 84.3% in the second quarter of 2012, along with an increase in manufacturing labor, depreciation and overhead from 6.3% to 8.3% of net sales in the second quarter of 2011 versus the second quarter of 2012. The overhead percentage increased both from increased spending on machinery repairs and some gearing up for the new aluminum plant, as well as the fact that many components of overhead are semi-fixed and were being divided over a lower sales dollar denominator. The aluminum building wire plant is targeted to commence production in the second half of 2012. Building wire prices and margins were impacted negatively by the competitive pricing in the building wire industry. Several times during the quarter, the industry announced a price increase in the face of a couple days of upward movement in copper prices, only to have copper drop just after the effective date of the increase and effectively negate the increase. This disrupted some customer buying patterns and enticed competitors to cut or hold prices, resulting in lower margins for the Company.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2012, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Primarily due to decreasing copper costs and a small decrease in copper inventory quantities on hand during the second quarter of 2012, a LIFO adjustment was recorded decreasing cost of sales by $7.6 million during the quarter.

Selling expenses, consisting of commissions and freight, for the second quarter of 2012 were $11.2 million, or 4.2% of net sales, compared to $12.6 million, or 4.1% of net sales, in the second quarter of 2011. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, declined $1.6 million in concert with the decreased sales dollars. Additionally, although units shipped declined slightly, freight costs increased by $0.2 million, or 0.3% of net sales as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses were $4.1 million, or 1.6% of net sales, in the second quarter of 2012 compared to $3.5 million, or 1.1% of net sales, in the second quarter of 2011. The provision for bad debts was $0 for the second quarters of 2012 and 2011.

Net interest and other (income) expense was virtually zero in the second quarters of 2012 and 2011. Income taxes were accrued at an effective rate of 41.8% in the second quarter of 2012, versus an effective rate of 35.0% in the second quarter of 2011. The increase in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income decreased to $2.4 million in the second quarter of 2012 from $9.5 million in the second quarter of 2011.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Net sales for the first six months of 2012 were $545.2 million compared with net sales of $612.8 million for the first half of 2011. This dollar decrease was the result of an 11.3% decrease in the average price of wire sold and a 2.2% decrease in the unit volume of copper wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased decreased 13.7% in the first six months of 2012 compared to the first six months of 2011. In comparing the first half of 2012 to the first half of 2011, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the period. Margins contracted as the spread between the price of wire sold and the cost of raw copper purchased decreased by 2.7%, due primarily to deteriorating industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $501.3 million in the first six months of 2012, compared to $548.4 million in the first six months of 2011. Gross profit decreased to $43.9 million, or 8.0% of net sales, in the first six months of 2012 versus $64.4 million, or 10.5% of net sales, in the first six months of 2011. The decreased gross profit dollars were primarily the result of the 11.0% decrease in net sales dollars and the decreased copper spreads in the first six months of 2012 versus the same period in 2011 as discussed above.

As a result of decreasing copper costs in the second quarter and a small decrease in the amount of inventory on hand during the first six months of 2012, a LIFO adjustment was recorded increasing cost of sales by $9.6 million during the six month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2012 decreased to $22.2 million, or 4.1% of net sales, compared to $24.3 million, or 4.0% of net sales, in the same period of 2011. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, dropped $2.9 million in concert with the decreased sales dollars. Freight costs increased $0.9 million to $9.9 million or 1.8% of net sales versus $9.1 million or 1.5% of net sales as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. Commissions were 2.2% and 2.5% of net sales in the first six months of 2012 and 2011, respectively. General and administrative expenses decreased to $8.2 million, or 1.5% of net sales, in the first six months of 2012 compared to $10.0 million, or 1.6% of net sales, in the same period of 2011. The general and administrative costs declined primarily due to decreased legal and administrative costs. The provision for bad debts was zero in the first six months of 2012 and 2011, respectively.

Net interest and other expense (income) was $28,000 of income in the first six months of 2012 compared to $5,000 of income in the first half of 2011. Income taxes were accrued at an effective rate of 32.7% in the first six months of 2012 versus 33.3% in the first six months of 2011 consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income decreased to $9.1 million in the first half of 2012 from $20.1 million in the first half of 2011

Liquidity and Capital Resources

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

The Company is party to a Financing Agreement with two banks, Bank of America, N.A., as Agent, and Wells Fargo Bank, National Association (as amended, the “Financing Agreement”). The Financing Agreement extends through August 6, 2013, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. The calculated maximum borrowing amount available at June 30, 2012, as computed under the Financing Agreement, was $149,660,000. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.20% to 0.375% (depending upon the ratio of debt outstanding to adjusted earnings) is payable on the unused line of credit. At June 30, 2012, there were no borrowings outstanding under the Financing Agreement. Obligations under the Financing Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Financing Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2012.

Cash provided in operating activities was $27.0 million in the first six months of 2012 compared to a use of cash of $50.6 million in the first six months of 2011. The following changes in components of cash flow were notable. The Company had net income of $9.1 million in the first six months of 2012 versus net income of $20.1 million in the first six months of 2011. Accounts receivable increased in the first six months of 2012 and 2011, although at much different amounts, resulting in a use of cash of $6.2 million and $56.4 million, respectively, driving a lower use of cash of $50.2 million in 2012 versus 2011. Accounts receivable increased in the first six months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory dollars decreased in 2012, which provided an $11.0 million source of cash, while inventory increased in 2011, resulting in a $13.1 million use of cash. This swing in inventory resulted in an overall increase in cash provided of $24.0 million in the first six months of 2012 versus the first six months of 2011. Trade accounts payable and accrued liabilities resulted in a $14.2 million increase in cash provided in the first six months of 2012 versus the first six months of 2011 due primarily to the decrease in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $77.6 million increase in cash provided in operations in the first six months of 2012 versus the first six months of 2011.

Cash used in investing activities increased to $24.0 million in the first six months of 2012 from $5.5 million in the first six months of 2011. The funds were used primarily for the construction of the new aluminum wire plant, including deposits on equipment for that plant in 2012 and equipment purchases in 2011. Cash used by financing activities was $67.5 million in the first six months of 2012 versus $0.3 million in 2011. In May of 2012, the Company repurchased 2,774,250 shares of its common stock from Capital Southwest Venture Corporation for $66.6 million. In the first six months of 2012, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $47.7 million at June 30, 2012, versus $46.8 million at June 30, 2011.

During the remainder of 2012, the Company expects its capital expenditures will consist primarily of expenditures related to the new aluminum building wire plant, including purchases of new manufacturing equipment. The total capital expenditures for all of 2012 associated with these projects are currently estimated to be between $38 million and $42 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities(1)

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2012 – April 30, 2012	—		—	—	2,598,549

May 1, 2012 – May 31, 2012	2,774,250	(2)	$24.02	2,774,250	1,225,750	(2)

June 1, 2012 – June 30, 2012	—		—	—	1,225,750

Total	2,774,250		$24.02	2,774,250	1,225,750

(1)	On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2013.
(2)	On May 11, 2012, the Board of Directors authorized the repurchase of up to 4 million shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,637,485, based on a price of $24.02 per share.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 7, 2012	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 7, 2012	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1	Share Repurchase Agreement dated May 14, 2012 by and among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18,2012, and incorporated herein by reference.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 7, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 7, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 7, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated August 7, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document