Form 10-Q
period 2012-09-30
ENCORE WIRE CORP
filed 2012-11-02
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of November 1, 2012: 20,660,702

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	September 30, 2012 (Unaudited)	December 31, 2011 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$17,988	$112,298
Accounts receivable, net of allowance of $2,111 and $2,102	207,544	199,366
Inventories	67,049	63,491
Income taxes receivable	—	—
Deferred income taxes	5,968	—
Prepaid expenses and other	15,422	1,899

Total current assets	313,971	377,054
Property, plant and equipment - at cost:
Land and land improvements	18,343	17,971
Construction-in-progress	22,562	12,480
Buildings and improvements	90,438	75,952
Machinery and equipment	193,087	186,032
Furniture and fixtures	8,296	7,947

Total property, plant and equipment	332,726	300,382
Accumulated depreciation	(171,623)	(161,550)

Property, plant and equipment – net	161,103	138,832
Other assets	798	260

Total assets	$475,872	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	September 30, 2012 (Unaudited)	December 31, 2011 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,165	$14,676
Accrued liabilities	21,297	25,312
Income taxes payable	2,302	1,174
Deferred income taxes	—	1,408

Total current liabilities	51,764	42,570
Non-current deferred income taxes	18,961	15,833
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value: Authorized shares – 40,000,000; Issued shares – 26,594,353 and 26,586,703	266	266
Additional paid-in capital	48,089	47,342
Treasury stock, at cost – 5,934,651 and 3,160,401 shares	(88,134)	(21,496)
Retained earnings	444,926	431,631

Total stockholders’ equity	405,147	457,743

Total liabilities and stockholders’ equity	$475,872	$516,146

Note:	The consolidated balance sheet at December 31, 2011, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Per Share Data	2012	2011	2012	2011
Net sales	$269,152	$319,356	$814,348	$932,176
Cost of goods sold	245,016	281,517	746,360	829,949

Gross profit	24,136	37,839	67,988	102,227
Selling, general, and administrative expenses	15,726	16,423	46,130	50,655

Operating income	8,410	21,416	21,858	51,572
Net interest and other (income) expenses	(4)	88	(32)	83

Income before income taxes	8,414	21,328	21,890	51,489
Provision for income taxes	2,887	7,607	7,300	17,653

Net income	$5,527	$13,721	$14,590	$33,836

Net income per common and common equivalent share – basic	$0.27	$0.59	$0.66	$1.45

Weighted average common and common equivalent shares – basic	20,657	23,292	22,022	23,258
Net income per common and common equivalent share – diluted	$0.27	$0.59	$0.66	$1.45

Weighted average common and common equivalent shares – diluted	20,712	23,399	22,070	23,394
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Thousands of Dollars	2012	2011
OPERATING ACTIVITIES
Net income	$14,590	$33,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,834	10,233
Deferred income taxes	(4,248)	7,154
Other	526	(817)
Changes in operating assets and liabilities:
Accounts receivable	(8,187)	(69,107)
Inventories	(3,558)	(34,662)
Trade accounts payable and accrued liabilities	9,529	(13,791)
Other assets and liabilities	(14,084)	(4,559)
Current income taxes receivable / payable	1,137	(6,309)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,539	(78,022)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,019)	(18,278)
Proceeds from sale of assets	17	8,060

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,002)	(10,218)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	132	1,663
Purchase of treasury stock	(66,638)	(202)
Dividends paid	(1,350)	(1,394)
Excess tax benefits of options exercised	9	93

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(67,847)	160

Net increase (decrease) in cash and cash equivalents	(94,310)	(88,080)
Cash and cash equivalents at beginning of period	112,298	103,252

Cash and cash equivalents at end of period	$17,988	$15,172

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	September 30, 2012	December 31, 2011
Raw materials	$16,009	$18,482
Work-in-process	25,630	22,955
Finished goods	99,801	84,819

Total	141,440	126,256
Adjust to LIFO cost	(74,391)	(62,765)
Lower of cost or market adjustment	—	—

Inventory, net	$67,049	$63,491

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first nine months of 2011 the Company did not liquidate any LIFO inventory layers established in prior years. During the first six months of 2012, the Company liquidated a portion of the layer established in 2011. During the third quarter of 2012, this layer was replenished. As a result, under the LIFO method, this inventory layer was replenished at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2012 by $383,000, offsetting the $383,000 negative impact from the liquidation in the second quarter of 2012. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool that is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	September 30, 2012	December 31, 2011
Sales volume discounts payable	$13,533	$16,220
Property taxes payable	2,151	2,809
Commissions payable	1,730	2,053
Accrued salaries	3,019	3,548
Other accrued liabilities	864	682

Total accrued liabilities	$21,297	$25,312

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 34.3% in the third quarter of 2012 versus 35.7% in the third quarter of 2011, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate. For the nine months ended September 30, the Company’s effective tax rate was approximately 33.3% in 2012 and 34.3% in 2011. The year to date rate in 2012 is comparable to 2011 considering the proportional effects of permanent items on lower pretax income.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	September 30, 2012	September 30, 2011
Numerator:
Net income (loss)	$5,527	$13,721

Denominator:
Denominator for basic earnings per share – weighted average shares	20,657	23,292
Effect of dilutive securities:
Employee stock options	55	107

Denominator for diluted earnings per share – weighted average shares	20,712	23,399

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarter was 192,500 in 2012 and 78,500 in 2011. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Nine Months Ended
In Thousands	September 30, 2012	September 30, 2011
Numerator:
Net income (loss)	$14,590	$33,836

Denominator:
Denominator for basic earnings per share – weighted average shares	22,022	23,258
Effect of dilutive securities:
Employee stock options	48	136

Denominator for diluted earnings per share – weighted average shares	22,070	23,394

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended September 30 was 174,753 in 2012 and 79,833 in 2011. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). This new Credit Agreement was executed in September 2012 and replaces the prior similar Credit Agreement the Company had with the same two banks. The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100,000,000 as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at September 30, 2012, as computed under the Credit Agreement, was $145,205,006. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). Prior to September 2012, borrowings under the line of credit bore interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. Prior to September 2012, the commitment fee ranged from 0.20% to 0.375%. At September 30, 2012, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program. On May 11, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,637,485, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s previous Financing Agreement. The repurchase authorization had 1,225,750 shares remaining as of September 30, 2012. The repurchase in the second quarter represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in the first nine months of 2012. The Company repurchased 10,124 shares of its stock in the third quarter of 2011, comprising the only purchase of its stock in the first nine months of 2011. Other than net income and the stock repurchase, there were no material changes in stockholders equity during the nine months ended September 30, 2012.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “’301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ’301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ’301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would be issued evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011.

The parties convened on March 21, 2012 and August 27, 2012 for settlement conferences regarding the ‘301 patent lawsuit, such settlement conferences did not result in any negotiation, agreement, decision or other development that the Company believed is material to such lawsuit.

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. Southwire filed a Notice of Appeal, on October 29, 2012. In addition, on October 17, 2012 Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in their September 13, 2012 response to ACP of be entered into the record. There is no fixed deadline for the Patent Office to issue decisions on Southwire’s petitions.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 86.1%, 81.1% and 73.5% of the Company’s cost of goods sold during fiscal 2011, 2010 and 2009, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company is building a plant to expand the production of aluminum building wire as announced in a December 2011 press release. Historically, the cost of aluminum is much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2012

	July 2012	August 2012	September 2012	Quarter Ended Sept. 30, 2012	Year-to-Date Sept. 30, 2012

High	$3.53	$3.50	$3.85	$3.85	$3.97
Low	3.35	3.29	3.47	3.29	3.28
Average	3.44	3.42	3.72	3.52	3.61

COMEX COPPER CLOSING PRICE 2011

	July 2011	August 2011	September 2011	Quarter Ended Sept. 30, 2011	Year-to-Date Sept. 30, 2011

High	$4.47	$4.40	$4.14	$4.47	$4.62
Low	4.29	3.89	3.15	3.15	3.15
Average	4.40	4.08	3.74	4.07	4.20

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarterly and nine month periods ended September 30, 2012 and 2011. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Net sales for the third quarter of 2012 were $269.2 million compared with net sales of $319.4 million for the third quarter of 2011. This dollar decrease was primarily the result of a 15.0% decrease in the average price of wire sold and a 2.7% decrease in the unit volume of copper wire shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 14.2% in the third quarter of 2012 compared to the third quarter of 2011, and was the principal driver of the decreased average sales price of wire. In the third quarter of 2012, aluminum wire constituted 3.1% of the Company’s net sales dollars compared to 1.3% in the third quarter of 2011.

Cost of goods sold decreased to $245.0 million, or 91.0% of net sales, in the third quarter of 2012, compared to $281.5 million, or 88.2% of net sales, in the third quarter of 2011. Gross profit decreased to $24.1 million, or 9.0% of net sales, in the third quarter of 2012 versus $37.8 million, or 11.8% of net sales, in the third quarter of 2011. The decreased gross profit dollars and gross profit margin percentages were primarily the result of an increase in total raw materials cost, including the LIFO adjustment, from 81.4% to 82.4% and increased manufacturing labor, depreciation and overhead from 6.8% to 8.7% of net sales in the third quarter of 2011 versus the third quarter of 2012. The overhead percentage increased both from increased spending on machinery repairs and some gearing up for the new aluminum plant, as well as the fact that many components of overhead are semi-fixed and were being divided over a lower sales dollar denominator. The aluminum building wire plant began limited production in the third quarter of 2012 and will continue ramping up production in the fourth quarter of 2012 and the first quarter of 2013. Building wire prices and margins were impacted negatively by the competitive pricing in the building wire industry, driven in part by volatility in copper prices. This disrupted some customer buying patterns and enticed competitors to cut or hold prices, resulting in lower margins for the Company.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2012, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Primarily due to increasing copper costs and an increase in copper inventory quantities on hand during the third quarter of 2012, offset somewhat by price and volume movements of other materials, a LIFO adjustment was recorded increasing cost of sales by $2.0 million during the quarter.

Selling expenses, consisting of commissions and freight, for the third quarter of 2012 were $11.4 million, or 4.3% of net sales, compared to $12.9 million, or 4.1% of net sales, in the third quarter of 2011. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales, and therefore, declined $1.8 million in concert with the decreased sales dollars. Additionally, although units shipped declined slightly, freight costs increased by $0.3 million, from 1.6% to 2.0% of net sales in 2011 to 2012 as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses were $4.3 million, or 1.6% of net sales, in the third quarter of 2012 compared to $3.5 million, or 1.1% of net sales, in the third quarter of 2011. The provision for bad debts was $0 for the third quarters of 2012 and 2011.

Net interest and other (income) expense was virtually zero in the third quarters of 2012 and 2011. Income taxes were accrued at an effective rate of 34.3% in the third quarter of 2012, versus an effective rate of 35.7% in the third quarter of 2011. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income decreased to $5.5 million in the third quarter of 2012 from $13.7 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Net sales for the first nine months of 2012 were $814.3 million compared with net sales of $932.2 million for the first nine months of 2011. This dollar decrease was the result of a 12.7% decrease in the average price of wire sold and a 2.4% decrease in the unit volume of copper wire sold, measured in pounds of copper contained in the wire. The average cost per pound of raw copper purchased decreased 13.9% in the first nine months of 2012 compared to the first nine months of 2011. In comparing the first nine months of 2012 to the first nine months of 2011, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the period. Margins contracted as the spread between the price of wire sold and the cost of raw copper purchased decreased by 8.8%, due primarily to deteriorating industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $746.4 million in the first nine months of 2012, compared to $829.9 million in the first nine months of 2011. Gross profit decreased to $68.0 million, or 8.3% of net sales, in the first nine months of 2012 versus $102.2 million, or 11.0% of net sales, in the first nine months of 2011. The decreased gross profit dollars were primarily the result of the 12.6% decrease in net sales dollars and the decreased copper spreads in the first nine months of 2012 versus the same period in 2011 as discussed above.

As a result of increasing copper costs and an increase in the amount of inventory on hand during the first nine months of 2012, a LIFO adjustment was recorded increasing cost of sales by $11.6 million during the nine month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2012 decreased to $33.6 million, or 4.1% of net sales, compared to $37.2 million, or 4.0% of net sales, in the same period of 2011. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, dropped $4.7 million in concert with the decreased sales dollars. Commissions were 2.3% and 2.5% of net sales in the first nine months of 2012 and 2011, respectively. Freight costs increased $1.1 million to $15.2 million or 1.9% of net sales versus $14.0 million or 1.5% of net sales as a result of increased fuel prices, smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses decreased to $12.5 million, or 1.5% of net sales, in the first nine months of 2012 compared to $13.5 million, or 1.4% of net sales, in the same period of 2011. The general and administrative costs declined primarily due to decreased legal and administrative costs. The provision for bad debts was zero in the first nine months of 2012 and 2011, respectively.

Net interest and other expense (income) was $32,000 of income in the first nine months of 2012 compared to $83,000 of expense in the first nine months of 2011. Income taxes were accrued at an effective rate of 33.3% in the first nine months of 2012 versus 34.3% in the first nine months of 2011 consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income decreased to $14.6 million in the first nine months of 2012 from $33.8 million in the first nine months of 2011.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to some extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, this will cause the cash balance to rise and fall inversely to the receivables and inventory balances. The receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Receivables will go up at the end of quarters with strong dollar sales and down as those sales decline. Inventory balances will rise and fall with the raw material price fluctuations and the level of units on hand at the end of any given quarter. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). This new Credit Agreement was executed in September 2012 and replaces the prior similar Credit Agreement the Company had with the same two banks. The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150,000,000 or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100,000,000 as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at September 30, 2012, as computed under the Credit Agreement, was $145,205,006. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). Prior to September 2012, borrowings under the line of credit bore interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. Prior to September 2012, the commitment fee ranged from 0.20% to 0.375%. At September 30, 2012, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2012.

Cash provided by operating activities was $6.5 million in the first nine months of 2012 compared to a use of cash of $78.0 million in the first nine months of 2011. The following changes in components of cash flow were notable. The Company had net income of $14.6 million in the first nine months of 2012 versus net income of $33.8 million in the first nine months of 2011. Accounts receivable increased in the first nine months of 2012 and 2011, although at much different amounts, resulting in a use of cash of $8.2 million and $69.1 million, respectively, driving a lower use of cash of $60.9 million in 2012 versus 2011. Accounts receivable generally increases in proportion to dollar sales and to a lesser extent is affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first nine months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. In 2011, rising copper prices and a corresponding rise in sales dollars also contributed to the increase. Inventory dollars increased in 2012 and 2011, resulting in a use of cash of $3.6 million and $34.7 million, respectively, driving a $31.1 million lower use of cash in 2012 versus

2011. Trade accounts payable and accrued liabilities resulted in a $23.3 million increase in cash provided in the first nine months of 2012 versus the first nine months of 2011 due primarily to the decrease in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. These changes in cash flow were the primary drivers of the $84.6 million increase in cash provided by operations in the first nine months of 2012 versus the first nine months of 2011.

Cash used in investing activities increased to $33.0 million in the first nine months of 2012 from $10.2 million in the first nine months of 2011. The funds were used primarily for the construction of the new aluminum wire plant, including deposits on equipment for that plant in 2012 and equipment purchases in 2011. Cash used in financing activities was $67.8 million in the first nine months of 2012 versus $0.2 million in 2011. In May of 2012, the Company repurchased 2,774,250 shares of its common stock from Capital Southwest Venture Corporation for $66.6 million. As of September 30, 2012, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $18.0 million at September 30, 2012, versus $15.2 million at September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than as set forth in this Item 3, there have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On September 27, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent, and the financial institutions a party thereto as lenders, which replaced the Company’s prior revolving credit and letter of credit facility. At September 30, 2012, the balance outstanding under the Credit Agreement was zero.

There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100 million of outstanding debt, an average 1% interest rate increase in 2012 would increase the Company’s interest expense by $1,000,000.

For further information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this quarterly report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2012	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 2, 2012	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1	Credit Agreement dated September 27, 2012 by and among the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 2, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 2, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated November 2, 2012 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document