Form 10-K
period 2012-12-31
ENCORE WIRE CORP
filed 2013-02-26
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $408,220,743 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).

Number of shares of Common Stock outstanding as of February 25, 2013: 20,663,102

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2013 annual meeting of stockholders – Part III

ii

PART I

Item 1.	Business.

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

Encore’s strategy is to further expand its share of the markets for building wire primarily by emphasizing a high level of customer service and low-cost production and the addition of new products that complement its current product line. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly motivated work force.

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

Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic wires. The colors have improved on the job safety and reduced installation times for contractors. Encore Wire’s new patented SmartColor ID® system for metal-clad and armor clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has thirteen patent-pending innovations that range from process improvements to packaging solutions.

Low-Cost Production. Encore’s low-cost production capability features an efficient plant design and an incentivized work force.

Efficient Plant Design. Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.

Incentivized Work Force. The Company has a stock option plan that enhances the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program that emphasizes employee participation. The Company provides a 401(k) retirement savings plan to all employees with at least one year of service.

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

Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2012, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Canton, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; Hayward, California; and Ft. Lauderdale, Florida. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.

Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.

The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded nominal bad debt charges in 2012, 2011, and 2010. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.

Employees

Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant’s efficient operation. The Company attributes the motivation of these employees largely to the fact that Encore offers competitive hourly compensation that is directly tied to productivity and quality standards. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.

As of December 31, 2012, Encore had 998 employees, 843 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The rest of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials

The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 88.3% of the dollar value of all raw materials used by the Company during 2012. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.

The Company produces copper rod from purchased copper cathodes and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2012, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod for aluminum wire production.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.

Competition

The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, United Copper Industries, BICC General and AFC Cable Systems, Inc.

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

Research and Development Activities

The Company classifies research and development activities as a component of production overhead. Research and development costs were approximately $1.6 million, $1.0 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had no research and development costs attributable to customer sponsored research activities.

Intellectual Property Matters

From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current terms of trademark protection for these marks will expire on various dates between 2013 and 2023, but each term can be renewed indefinitely as long as the respective mark continues to be used in commerce. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.

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

Product Pricing and Volatility of Copper Market

Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 79.0%, 86.1% and 81.1% of its costs of goods sold during 2012, 2011 and 2010, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The SEC has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

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

Industry Conditions and Cyclicality

The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012. The ongoing sluggish economy in the United States and the overhang of excess housing and commercial and industrial buildings may have a negative impact on the construction industry for some time to come.

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

Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders

A small number of significant stockholders beneficially own greater than 40% of the outstanding common stock of the Company. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.

In the future, these stockholders could sell large amounts of common stock over relatively short periods of time. In February 2012, the Company entered into a Registration Rights Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Capital Southwest”), pursuant to which the Company agreed to register the offer and sale of an aggregate of 4,086,750 shares of the Company’s common stock held by Capital Southwest on a registration statement on Form S-3 (the “Registration”). On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. The Company cannot predict if, when or in what amounts Capital Southwest will sell any of the other shares covered by the Registration. However, the Registration enables Capital Southwest to sell all of such shares in the public market without any volume limitation, subject to certain trading restrictions. Sales of substantial amounts of the Company’s common stock in the public market by existing stockholders or the perception that these sales could occur, may adversely affect the market price of our common stock by creating a public perception of difficulties or problems with the Company’s business.

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

Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 181 acres and consist of buildings containing approximately 1.6 million square feet of floor space. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.

Item 3.	Legal Proceedings.

A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference. On February 12, 2013, Southwire Company and the Company were parties to a petition filed with the United States Court of Appeals for the District of Columbia Circuit that sought to have the final order that the SEC entered on December 14, 2012, approving the listing and public trading of shares of JPM XF Physical Copper Trust, vacated and remanded back to the SEC for further proceedings. The Company filed a motion on February 22, 2013 to be dismissed as a party to the petition.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Information regarding Encore’s executive officers including their respective ages as of February 26, 2013, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	49	President, Chief Executive Officer, and Member of the Board of Directors
Frank J. Bilban	56	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer

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

	High	Low
2012
First Quarter	$30.74	$25.16
Second Quarter	30.19	23.58
Third Quarter	30.49	25.37
Fourth Quarter	32.64	29.27

2011
First Quarter	$25.86	$21.19
Second Quarter	28.50	22.33
Third Quarter	26.53	19.69
Fourth Quarter	28.07	20.05

As of February 22, 2013, there were 46 record holders of the Company’s Common Stock.

The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2012. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.

Issuer Purchases of Equity Securities

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of

Directors has subsequently authorized annual extensions of this stock repurchase program. On May 11, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s previous Financing Agreement. The repurchase authorization had 1,225,750 shares remaining as of December 31, 2012. The repurchase in the second quarter represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in 2012. The Company repurchased 10,124 shares of its stock in 2011. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	345,150	$25.03	343,500

Equity compensation plans not approved by security holders	0	0	0

TOTAL	345,150	$25.03	343,500

Performance Graph

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2012, and the Russell 2000 Index.

Symbol	Total Return For:	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009
¿	Encore Wire Corporation	100.00	114.53	133.38	114.13	119.73	135.33	134.95
■	Russell 2000 Index	100.00	90.10	90.62	89.61	66.20	56.31	67.96
•	Peer Group	100.00	81.18	81.53	57.66	32.24	27.14	45.78

Symbol	Total Return For:	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011
¿	Encore Wire Corporation	141.47	133.42	131.96	115.52	130.39	159.44	155.00
■	Russell 2000 Index	81.06	84.20	91.65	82.55	91.88	106.81	115.28
•	Peer Group	52.49	43.03	45.70	41.42	45.33	60.34	68.73

Symbol	Total Return For:	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
¿	Encore Wire Corporation	154.36	131.17	165.20	189.76	171.08	187.07	193.91
■	Russell 2000 Index	113.42	88.63	102.33	115.06	111.06	116.89	119.05
•	Peer Group	67.73	42.48	49.84	57.26	50.77	56.78	63.87

Notes

(1)	Data presented in the performance graph is complete through December 31, 2012.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Coleman Cable, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2007.

Item 6.	Selected Consolidated Financial Data.

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Income Data:
Net sales	$1,072,348	$1,180,474	$910,222	$649,613	$1,081,132
Cost of goods sold	982,021	1,039,619	827,813	599,498	957,767

Gross profit	90,327	140,855	82,409	50,115	123,365
Selling, general and administrative expenses	60,981	64,577	57,073	43,767	61,180

Operating income	29,346	76,278	25,336	6,348	62,185
Interest and other (income) expense	(343)	(239)	2,395	(1,633)	(2,416)
Interest expense	313	322	522	3,181	4,704

Income before income taxes	29,376	76,195	22,419	4,800	59,897
Provision for income taxes	9,565	26,064	7,129	1,164	20,126

Net income	$19,811	$50,131	$15,290	$3,636	$39,771

Net income per common and common equivalent shares – basic	$0.91	$2.15	$0.66	$0.16	$1.72

Weighted average common and common equivalent shares – basic	21,680	23,300	23,184	23,011	23,113
Net income per common and common equivalent shares – diluted	$0.91	$2.14	$0.66	$0.16	$1.70

Weighted average common and common equivalent shares – diluted	21,732	23,410	23,342	23,298	23,396

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$261,493	$334,484	$283,944	$276,882	$378,033
Total assets	472,467	516,146	477,276	534,558	533,339
Long-term debt, net of current portion	—	—	—	—	100,675
Stockholders’ equity	410,164	457,743	407,377	392,984	389,619
Annual dividends paid	1,763	1,863	1,854	1,840	1,853
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:

•	Industry leading order-fill rates and responsive customer service.

•	Product innovations and product line expansions based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state of the art manufacturing complex.

•	Low distribution and freight costs due in large part to the “one campus” business model.

•	A focused management team leading an incentivized work force.

•	Low general and administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.

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

The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. In 2011, the Company’s unit sales volume increased 6.2% compared to 2010. In 2012, copper unit sales declined 1.3% versus 2011. Total unit sales including pounds of aluminum wire sold increased 2.3% in 2012 versus 2011, as the Company continued to expand its building wire product line as discussed throughout this report. The Company believes that the overall decline of unit volumes sold since 2006 is primarily the result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 and the increase in 2011 was caused, in part, by the exit of a former competitor from the industry in the first quarter of 2010. According to various industry and national economic forecasts the future is unclear for the next few years. The “credit crisis” and the resulting tightening of credit could continue to negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.

General

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 79.0%, 86.1% and 81.1% of the Company’s cost of goods sold during fiscal 2012, 2011 and 2010, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire as previously announced. The building was completed in mid-2012, while the installation of all the machinery and equipment was ongoing as of December 31, 2012. Production will ramp up considerably in the first quarter of 2013, and the plant should be fully operational by mid-year. In 2012, aluminum wire sales constituted less than 4% of total net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2012

	October 2012	November 2012	December 2012	Quarter Ended Dec. 31, 2012	Year-to-Date Dec. 31, 2012
High	$3.81	$3.63	$3.70	$3.81	$3.97
Low	3.50	3.44	3.53	3.44	3.28
Average	3.68	3.50	3.62	3.60	3.61

COMEX COPPER CLOSING PRICE 2011

	October 2011	November 2011	December 2011	Quarter Ended Dec. 31, 2011	Year-to-Date Dec. 31, 2011
High	$3.70	$3.58	$3.60	$3.70	$4.62
Low	3.05	3.27	3.26	3.05	3.05
Average	3.34	3.44	3.43	3.41	4.00

COMEX COPPER CLOSING PRICE 2010

	October 2010	November 2010	December 2010	Quarter Ended Dec. 31, 2010	Year-to-Date Dec. 31, 2010
High	$3.86	$4.04	$4.44	$4.44	$4.44
Low	3.66	3.70	3.95	3.66	2.76
Average	3.77	3.84	4.17	3.93	3.43

Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	72.3	75.8	73.8
Other raw materials	9.6	7.3	6.6
Depreciation	1.2	1.0	1.3
Labor and overhead	7.5	5.9	6.2
LIFO adjustment	1.0	(2.0)	3.0
Lower cost or market adjustment	0.0	0.0	0.0

	91.6	88.0	90.9

Gross profit	8.4	12.0	9.1
Selling, general and administrative expenses	5.7	5.5	6.3

Operating income	2.7	6.5	2.8
Interest and other (income) expense	0.0	0.0	0.3

Income before income taxes	2.7	6.5	2.5
Provision for income taxes	0.9	2.3	0.8

Net income	1.8%	4.2%	1.7%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2012, 2011 and 2010. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Net sales were $1.072 billion in 2012 compared to $1.180 billion in 2011 and $910.2 million in 2010. The 9.2% decrease in net sales in 2012 versus 2011 was primarily the result of a 10.4% decrease in the average price of product sold and a 1.3% decrease in the volume of copper pounds of product sold. The average price of copper purchased in 2012 decreased 10.7% versus the 2011 average price. In the fourth quarter of 2012, net sales increased 3.9% versus the fourth quarter of 2011. The small increase in net sales was due largely to the growth in aluminum net sales in the fourth quarter of 2012, which were up 196.1% versus the fourth quarter of 2011, driven by a unit volume increase of 229.9% in the fourth quarter of 2012 versus the fourth quarter of 2011. Aluminum sales, however, comprised only 5.1% of net sales in the quarter. Copper unit volume was up 2.2% in the fourth quarter of 2012 compared to the fourth quarter of 2011 while the average selling price per copper pound sold was down 1.8% between the same periods, resulting in nearly flat fourth quarter results for copper sales. On a sequential quarter comparison, net sales in the fourth quarter of 2012 decreased 4.2%, due primarily to a 9.4% decrease in copper wire unit sales offset somewhat by 3.6% increase in average prices. Margins in the fourth quarter of 2012 were consistent with those of the third quarter of 2012, producing similar results.

In 2012, the average sales price of wire that contained a pound of copper decreased more than the average price of copper purchased during the period. Therefore, margins contracted as the spread between the price of wire sold and the cost of raw copper purchased in 2012 decreased by 9.4%, as compared to 2011, due primarily to somewhat weaker industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. Margins were weaker in all four quarters of 2012 versus 2011, bottoming in the second quarter of 2012.

The 29.7% increase in net sales in 2011 versus 2010 was primarily the result of a 22.2% increase in the average price of product sold and a 6.2% increase in the volume of copper pounds of product sold. The average price of copper purchased in 2011 increased 18.7% versus the 2010 average price. In the fourth quarter of 2011, net sales decreased 3.1% compared to the fourth quarter of 2010 on relatively flat prices and a small decrease in unit volumes, and decreased 22.3% on a sequential quarter comparison due to a 13.8% decrease in unit volumes and lower average sales prices. In comparing 2011 to 2010, the average sales price of wire that contained a pound of copper increased more than the average price of copper purchased during the period. Therefore, margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 33.8%, due primarily to improved industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. Margins were stronger in all four quarters of 2011 versus 2010, peaking in the second half of the year.

Cost of goods sold was $982.0 million in 2012, compared to $1.040 billion in 2011 and $827.8 million in 2010. The copper costs included in cost of goods sold were $775.4 million in 2012 compared to $895.2 million in 2011 and $671.6 million in 2010. Copper costs as a percentage of net sales decreased to 72.3% in 2012 compared to 75.8% in 2011 and 73.8% in 2010. The decrease as a percentage of net sales was due to copper costs decreasing more than or opposed to other costs. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the decrease in copper prices and the corresponding decrease in net sales dollars in 2012 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials rose from 7.3% of net sales in 2011 to 9.6% in 2012 primarily due to the fact the Company increased production of aluminum wire in 2012, particularly in the second half of the year. While much cheaper than copper, aluminum is higher in cost than the majority of the rest of the products in the other materials category, which in turn contributed marginally to the rise in the other materials category percentage. Other lower cost materials such as plastic also rose marginally in price in 2012. Material cost percentages in 2012 were increased by a 1.0% LIFO debit (expense). In 2010, material costs were increased by a 3.0% LIFO debit (expense), while in 2011 they were decreased by 2.0% LIFO credit (income). Adding LIFO to the cost of copper and other materials, the total materials cost including LIFO in 2012 was 82.9% of net sales versus 81.2% in 2011 and 83.4% in 2010.

The increase in copper prices and the corresponding increase in net sales dollars in 2011 caused most of the other costs to shrink in terms of their percentage of net sales dollars. The cost of other raw materials, however, rose from 6.6% of net sales in 2010 to 7.3% in 2011. On a cents per pound basis, the cost of other raw materials increased by 35.7% in 2011 versus 2010, consistent with the cost of copper and other commodities and in small part due to the fact the Company began producing aluminum wire in 2011. Although the quantity of aluminum building wire sold in 2011 was insignificant compared to copper volumes, the Company did slowly increase its sales of aluminum wire during the year. The Company produced aluminum wire in its current plants in 2011. In December of 2011, the Company announced that it is building a new 202,000 square-foot manufacturing plant on its McKinney, Texas campus, in which the Company will expand its aluminum wire and cable production. While much cheaper than copper, aluminum is higher in cost than the majority of the rest of the products in the other materials category, which in turn contributed marginally to the rise in the cost of other raw materials category percentage.

Depreciation, labor and overhead costs as a percentage of net sales were 8.7% in 2012 compared to 6.9% in 2011 and 7.5% in 2010. The percentage increase of depreciation, labor and overhead costs in 2012 versus 2011 was due primarily to the decrease in copper driven sales dollars trending the opposite direction of the small percentage increases in depreciation, labor and overhead costs. This disparity is due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.

Inventories consist of the following at December 31 (in thousands):

	2012	2011	2010
Raw materials	$26,013	$18,482	$27,092
Work-in-process	22,309	22,955	19,889
Finished goods	88,750	84,819	81,940

Total	137,072	126,256	128,921
Adjust to LIFO cost	(73,416)	(62,765)	(86,817)
Lower of cost or market adjustment	—	—	—

Inventory, net	$63,656	$63,491	$42,104

In 2012, copper traded in a more consistent range than the previous two years, but still exhibited some volatility as shown in the copper table above. Copper prices in 2012 finished higher than at the end of 2011. In addition the quantity of total copper inventory on hand rose slightly in 2012. The other materials category, which includes a large number of raw materials, had quantity changes that included increases primarily in aluminum. These factors resulted in the 2012 year-end inventory value of all inventories using the LIFO method being $73.4 million less than the FIFO value, and the 2012 year end LIFO reserve balance being $10.7 million higher than at the end of 2011. This resulted in a LIFO adjustment increasing cost of sales by $10.7 million. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately. Based on the current copper and other raw material prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

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

Gross profit was $90.3 million, or 8.4% of net sales in 2012 compared to $140.9 million, or 11.9% of net sales in 2011 and $82.4 million or 9.1% of net sales in 2010. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $44.4 million in 2012, $47.8 million in 2011, and $38.7 million in 2010. As a percentage of net sales, selling expenses remained steady at 4.1% in 2012 versus 4.1% in 2011 and 4.2% in 2010. General and administrative expenses, as a percentage of net sales, were 1.5% in 2012, 1.4% in 2011 and 2.0% in 2010. The percentage decrease in 2012 and 2011 versus 2010 is due primarily to the reduction in legal expenses versus 2010. In 2012, 2011 and 2010 accounts receivable write-offs were not material, with a net write-off in 2012 of $38,000. The Company increased the bad debt reserve by $0, $0 and $0.3 million in 2012, 2011 and 2010, respectively, to provide for potential bad debt expenses.

Interest expenses were $0.3 million in 2012, $0.3 million in 2011 and $0.5 million in 2010. As discussed in detail in previous filings, the Company paid off its long-term debt in January of 2010. The Company capitalized interest expense relating to the construction of assets in the amounts of approximately $0 in 2012, $0 in 2011 and $29,000 in 2010.

The Company’s effective tax rate was 32.6% in 2012, 34.2% in 2011 and 31.8% in 2010, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2012 effective tax rate approximately 5.1%.

As a result of the foregoing factors, the Company’s net income was $19.8 million in 2012, $50.1 million in 2011 and $15.3 million in 2010.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$30,060	$26,169	$2,444
Net cash used in investing activities	(40,284)	(16,946)	(21,629)
Net cash used in financing activities	(68,191)	(177)	(104,332)

Net increase (decrease) in cash and cash equivalents	$(78,415)	$9,046	$(123,517)

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales with approximately 75 days of the date of the invoice. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock.

At December 31, 2012 and December 31, 2011, the Company had no debt outstanding.

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). This new Credit Agreement was executed in September 2012 and replaces the prior similar Credit Agreement the Company had with the same two banks. The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2012, as computed under the Credit Agreement, was $145.8 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). Prior to September 2012, borrowings under the line of credit bore interest, at the Company’s option, at either (1) LIBOR plus a margin that varied from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. Prior to September 2012, the commitment fee ranged from 0.20% to 0.375% of the unused line of credit. At December 31, 2012, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2012.

The Company paid interest totaling $313,000, $322,000 and $522,000 in 2012, 2011 and 2010, respectively. The Company capitalized $0, $0 and $29,000 of interest in 2012, 2011 and 2010, respectively.

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program. On May 11, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s previous Financing Agreement. The repurchase authorization had 1,225,750 shares remaining as of December 31, 2012. The repurchase in the second quarter represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in 2012. The Company repurchased 10,124 shares of its stock in 2011. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007. The Company did not repurchase any of its stock in the fourth quarter of 2012 or 2011.

Cash provided by operations was $30.1 million in 2012 compared to cash provided by operations of $26.2 million in 2011 and cash provided by operations of $2.4 million in 2010. The small increase in cash provided by operations of $3.9 million in 2012 versus 2011 was due to several factors. The Company had reduced net income of $19.8 million in 2012 versus $50.1 million of net income in 2011. Inventory increased in 2011, resulting in a $21.4 million use of cash, while inventory barely changed in 2012, resulting in a decrease of cash used of $21.2 million in 2012 versus 2011. Accounts receivable decreased in 2012, resulting in a source of cash of $1.4 million versus an increase of $9.0 million in 2011, resulting in a positive swing in cash flow of $10.4 million in 2012 versus 2011. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Accounts payable and accrued liabilities resulted in a $19.7 million increase in cash provided in 2012 versus 2011 due primarily to the increase in accounts payable, stemming from the timing of inventory receipts at quarter end. Changes in current and deferred taxes used $5.4 million in cash in 2012 versus cash provided of $9.2 million in 2011. These changes in cash flow were the primary drivers of the $3.9 million increase in cash flow from operations in 2012 versus 2011.

Cash provided by operations was $26.2 million in 2011 compared to cash provided by operations of $2.4 million in 2010. The increase in cash provided by operations of $23.7 million in 2011 versus 2010 was due to several factors. The Company had net income of $50.1 million in 2011 versus net income of $15.3 million in 2010. Accounts receivable increased in 2011 and 2010, resulting in a use of cash of $8.5 million and $57.5 million, respectively. In 2011, accounts receivable increased over 2010 levels due primarily to a slight decrease in the collection timing from larger customers. In 2010, accounts receivable increased over 2009 levels in concert with the increased dollar sales in 2010. Inventory increased in 2011, resulting in a $21.4 million use of cash, while inventory decreased in 2010, which provided a $0.5 million source of cash. This swing in inventory resulted in an overall decrease in cash provided of $21.8 million in 2011 versus 2010. Accounts payable and accrued liabilities resulted in a $43.1 million decrease in cash provided in 2011 versus 2010 due primarily to the decrease in accounts payable, stemming from the timing of inventory receipts at quarter end. Changes in current and deferred taxes provided $9.2 million in cash in 2011 versus a $21,000 use of cash in 2010. These changes in cash flow were the primary drivers of the $23.7 million increase in cash flow from operations in 2011 versus 2010.

Cash used in investing activities increased to $40.3 million in 2012 versus $16.9 million in 2011 and $21.6 million in 2010. In 2012, capital expenditures were used primarily for the construction of the new aluminum wire plant and the purchase and installation of machinery and equipment in that plant. In 2011, capital expenditures were used for various machinery and equipment, and completing the construction and equipping of the new research & development building. In 2010, the funds were used for machinery and equipment, constructing a new research & development building and land purchases.

The cash used in financing activities of $68.2 million in 2012 consisted primarily of $66.6 million used to repurchase 2,774,250 shares of its common stock from Capital Southwest Venture Corporation in May of 2012 along with dividend payments of $1.8 million. The cash used in financing activities of $0.2 million in 2011 consisted primarily of $1.9 million in dividend payments offset by $1.8 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used in financing activities of $104.3 million in 2010 was primarily the result of the Company’s early retirement of long-term notes payable.

During 2013, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of December 31, 2012.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	30,951	30,951	—	—	—

Total	$30,951	$30,951	$—	$—	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $3.6 million of capital equipment and construction purchase orders open as of December 31, 2012.

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

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2012, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

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

Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:

•	Fluctuations in the global and national economy.

•	Fluctuations in the level of activity in the construction industry, including remodeling.

•	Demand for the Company’s products.

•	The impact of price competition on the Company’s margins.

•	Fluctuations in the price of copper and other key raw materials.

•	The loss of key manufacturers’ representatives who sell the Company’s product line.

•	Fluctuations in utility costs, especially electricity and natural gas.

•	Fluctuations in insurance costs and coverage of various types.

•	Weather related disasters at the Company’s and/or key vendor’s operating facilities.

•	Stock price fluctuations due to “stock market expectations” and other external variables.

•	Unforeseen future legal issues and/or government regulatory changes.

•	Patent and intellectual property disputes.

•	Fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.

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

The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2012, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2017, with interest payments due quarterly. At December 31, 2012, the balance outstanding under the Credit Agreement was zero.

There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2013 would increase the Company’s interest expense by $1.0 million.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2013

Encore Wire Corporation

Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2012	2011
Assets
Current assets:
Cash and cash equivalents	$33,883	$112,298
Accounts receivable, net of allowance of $2,064 and $2,102	197,980	199,366
Inventories	63,656	63,491
Income taxes receivable	—	—
Deferred income taxes	5,790	—
Prepaid expenses and other	5,541	1,899

Total current assets	306,850	377,054

Property, plant and equipment — at cost:
Land and land improvements	18,466	17,971
Construction-in-progress	25,434	12,480
Buildings and improvements	90,790	75,952
Machinery and equipment	196,838	186,032
Furniture and fixtures	8,426	7,947

Total property, plant and equipment	339,954	300,382

Accumulated depreciation	(175,030)	(161,550)

Property, plant and equipment — net	164,924	138,832

Other assets	693	260

Total assets	$472,467	$516,146

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$20,112	$14,676
Accrued liabilities	23,438	25,312
Income taxes payable	1,807	1,174
Deferred income taxes	—	1,408

Total current liabilities	45,357	42,570

Noncurrent deferred income taxes	16,946	15,833

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value:
Authorized shares — 2,000,000; none issued
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,597,753 and 26,586,703	266	266
Additional paid-in capital	48,298	47,342
Treasury stock, at cost – 5,934,651 and 3,160,401 shares	(88,134)	(21,496)
Retained earnings	449,734	431,631

Total stockholders’ equity	410,164	457,743

Total liabilities and stockholders’ equity	$472,467	$516,146

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2012	2011	2010
Net sales	$1,072,348	$1,180,474	$910,222
Cost of goods sold	982,021	1,039,619	827,813

Gross profit	90,327	140,855	82,409

Selling, general and administrative expenses	60,981	64,577	57,073

Operating income	29,346	76,278	25,336

Other (income) expense:
Interest and other income	(343)	(239)	(194)
Loss on extinguishment of debt	—	—	2,589
Interest expense	313	322	522

Income before income taxes	29,376	76,195	22,419

Provision for income taxes	9,565	26,064	7,129

Net income	$19,811	$50,131	$15,290

Net income per common and common equivalent share – basic	$0.91	$2.15	$0.66

Weighted average common and common equivalent shares – basic	21,680	23,300	23,184

Net income per common and common equivalent share – diluted	$0.91	$2.14	$0.66

Weighted average common and common equivalent shares – diluted	21,732	23,410	23,342

Cash dividends declared per share	$0.08	$0.08	$0.08

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Retained
In Thousands, Except Per Share Data	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2009	26,308	263	44,057	(21,269)	369,933	392,984
Net income	—	—	—	—	15,290	15,290
Proceeds from exercise of stock options	59	1	461	—	—	462
Tax benefit on exercise of stock options	—	—	55	—	—	55
Stock-based compensation	—	—	467	—	—	467
Dividend declared—$0.08 per share	—	—	—	—	(1,856)	(1,856)
Purchase of treasury stock	—	—	—	(25)	—	(25)

Balance at December 31, 2010	26,367	264	45,040	(21,294)	383,367	407,377
Net income	—	—	—	—	50,131	50,131
Proceeds from exercise of stock options	220	2	1,786	—	—	1,788
Tax benefit on exercise of stock options	—	—	100	—	—	100
Stock-based compensation	—	—	416	—	—	416
Dividend declared—$0.08 per share	—	—	—	—	(1,867)	(1,867)
Purchase of treasury stock	—	—	—	(202)	—	(202)

Balance at December 31, 2011	26,587	266	47,342	(21,496)	431,631	457,743
Net income	—	—	—	—	19,811	19,811
Proceeds from exercise of stock options	11	—	198	—	—	198
Tax benefit on exercise of stock options	—	—	12	—	—	12
Stock-based compensation	—	—	746	—	—	746
Dividend declared—$0.08 per share	—	—	—	—	(1,708)	(1,708)
Purchase of treasury stock	—	—	—	(66,638)	—	(66,638)

Balance at December 31, 2012	26,598	$266	$48,298	$(88,134)	$449,734	$410,164

See accompanying notes

Encore Wire Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2012	2011	2010
Operating Activities
Net income	$19,811	$50,131	$15,290
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,280	13,728	13,716
Long-term debt prepayment fee	—	—	2,581
Deferred income taxes	(6,085)	9,980	(4,801)
Excess tax benefits of options exercised	(12)	(100)	(55)
Stock-based compensation	746	416	467
Provision for bad debts	—	—	304
Other	(91)	(596)	(132)
Changes in operating assets and liabilities:
Accounts receivable	1,424	(9,002)	(57,492)
Inventories	(165)	(21,387)	459
Trade accounts payable and accrued liabilities	3,617	(16,104)	27,005
Other assets and liabilities	(4,110)	(106)	322
Current income taxes receivable / payable	645	(791)	4,780

Net cash provided by (used in) operating activities	30,060	26,169	2,444

Investing Activities
Purchases of property, plant and equipment	(40,301)	(25,007)	(21,718)
Proceeds from sale of assets	17	8,061	89

Net cash provided by (used in) investing activities	(40,284)	(16,946)	(21,629)

Financing Activities
Repayment of notes payable	—	—	(102,919)
Deferred financing fees	—	—	(50)
Purchase of treasury stock	(66,638)	(202)	(25)
Proceeds from issuance of common stock, net	198	1,788	462
Dividends paid	(1,763)	(1,863)	(1,855)
Excess tax benefits of options exercised	12	100	55

Net cash provided by (used in) financing activities	(68,191)	(177)	(104,332)

Net increase (decrease) in cash and cash equivalents	(78,415)	9,046	(123,517)
Cash and cash equivalents at beginning of year	112,298	103,252	226,769

Cash and cash equivalents at end of year	$33,883	$112,298	$103,252

See accompanying notes.

Encore Wire Corporation

Notes to Consolidated Financial Statements

December 31, 2012

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

Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 79.0%, 86.1% and 81.1% of its cost of goods sold during 2012, 2011, and 2010, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion contained in this paragraph and throughout this report. During 2012, aluminum rod purchased to draw into aluminum wire was less than 2% of cost of goods sold.

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

Freight Expenses

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $20.1 million, $18.4 million and $15.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012 and 2011, the Company had no financial instruments that were required to be measured at fair value on a recurring basis.

At December 31, 2012 and 2011, the Company’s fair value of cash equivalents of $33.9 million and $112.3 million respectively, approximated carrying value due to the short maturity of these financial instruments.

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

Allowance for Losses Progression (In Thousands of Dollars)	2012	2011	2010
Beginning balance January 1	$2,102	$2,582	$2,278
(Write offs) of bad debts, net of collections of previous write offs	(38)	(480)	4
Bad debt provision	—	—	300

Ending balance at December 31	$2,064	$2,102	$2,582

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented. Accounting Standards Update (ASU) 2011-5, Comprehensive Income, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted and retrospective application required. Under ASU 2011-5, for companies that report items of other comprehensive income, there is a requirement to present comprehensive income along with net income in either a single continuous statement or two separate but consecutive statements. The Company has early adopted the provisions of ASU 2011-5 in fiscal 2011. However, as there were no differences between comprehensive income and reported income, the adoption did not have an effect on the Company’s financial statements as of December 31, 2012 and 2011, or for the three fiscal years ended December 31, 2012.

2. Inventories

Inventories consist of the following as of December 31:

In Thousands of Dollars	2012	2011
Raw materials	$26,013	$18,482
Work-in-process	22,309	22,955
Finished goods	88,750	84,819

Total	137,072	126,256
Adjust to LIFO cost	(73,416)	(62,765)
Lower of cost or market adjustment	—	—

Inventory, net	$63,656	$63,491

During 2012 and 2011 the Company did not liquidate any LIFO inventory layers established in prior years. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool that is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately.

3. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2012	2011
Sales volume discounts payable	$13,940	$16,220
Property taxes payable	2,937	2,809
Commissions payable	1,768	2,053
Accrued salaries	4,235	3,548
Other accrued liabilities	558	682

Total accrued liabilities	$23,438	$25,312

4. Debt

At December 31, 2012 and December 31, 2011, the Company had no debt outstanding.

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). This new Credit Agreement was executed in September 2012 and replaces the prior similar Credit Agreement the Company had with the same two banks. The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2012, as computed under the Credit Agreement, was $145.8 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). Prior to September 2012, borrowings under the line of credit bore interest, at the Company’s option, at either (1) LIBOR plus a margin that varied from 1.0% to 1.75% depending upon the ratio of debt outstanding to adjusted earnings or (2) the base rate (which is the higher of the federal funds rate plus 0.5% or the prime rate) plus 0% to 0.25% (depending upon the ratio of debt outstanding to adjusted earnings). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. Prior to September 2012, the commitment fee ranged from 0.20% to 0.375% of the unused line of credit. At December 31, 2012, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2012.

The Company paid interest totaling $313,000, $322,000 and $522,000 in 2012, 2011 and 2010, respectively. The Company capitalized $0, $0 and $29,000 of interest in 2012, 2011 and 2010, respectively.

5. Income Taxes

The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands of Dollars	2012	2011	2010
Current:
Federal	$14,609	$15,098	$11,268
State	1,041	986	662
Deferred	(6,085)	9,980	(4,801)

Total Income Tax Expense	$9,565	$26,064	$7,129

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands of Dollars	2012	2011	2010
Amount computed using the statutory rate	$10,282	$26,668	$7,847
State income taxes, net of federal tax benefit	463	990	263
Qualified domestic production activity deduction	(1,522)	(1,511)	(1,198)
Other items	342	(83)	217

Total Income Tax Expense	$9,565	$26,064	$7,129

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities. This deduction lowered the Company’s effective tax rate by $1,522,000, $1,511,000 and $1,198,000 or approximately 5.1%, 2.0% and 5.3% for 2012, 2011 and 2010, respectively.

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2012 and 2011 is as follows:

	Deferred Tax Asset (Liability)
	2012		2011
In Thousands of Dollars	Current	Non-current	Current	Non-current
Depreciation	$—	$(16,945)	$—	$(15,833)
Inventory	4,313	—	(2,748)	—
Allowance for doubtful accounts	748	—	762	—
Uniform capitalization rules	350	—	259	—
Other	378	—	319	—

Deferred income tax asset (liability)	$5,789	$(16,945)	$(1,408)	$(15,833)

The Company made income tax payments of $15.0 million in 2012, $16.9 million in 2011 and $7.8 million in 2010.

The Company’s federal income tax returns for the years subsequent to December 31, 2008 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2007. The Company has no reserves for uncertain tax positions as of December 31, 2012. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013. As the legislation was not enacted until 2013, the income tax impact of the retroactive reinstatement and extension will not be recognized until the first quarter of 2013. If the tax impact of the research and development credit had been recognized in 2012, it would represent a $77,000 tax benefit

In addition, the American Taxpayer Relief Act of 2012 renewed the alternative fuels tax credit. The income tax impact of the retroactive reinstatement and extension will not be recognized until the first quarter of 2013. If the tax impact of the alternative fuels tax credit had been recognized in 2012, it would represent a $127,000 tax benefit.

6. Stock Options

In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the “1999 Stock Option Plan”, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to its directors, officers and employees. The Company granted stock option awards in 2010 and 2012 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. No options were granted in 2011. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2012, 343,500 options were available to be granted in the future under the 2010 Stock Option Plan.

During 2012, 2011 and 2010, the Company recorded $746,000, $416,000 and $467,000, respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $12,000, $100,000 and $55,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following presents a summary of stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2012	216,500	$22.22
Granted	142,500	28.74
Exercised	(11,050)	17.93
Forfeited/Cancelled	(2,800)	25.41

Outstanding at December 31, 2012	345,150	$25.03	6.67	$1,824

Vested and exercisable at December 31, 2012	161,420	$23.69	4.79	$1,069

The fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.78%	n/a	1.76%
Expected dividend yield	0.28%	n/a	0.42%
Expected volatility	44.9%	n/a	48.3%
Expected lives	5.0 years	n/a	5.0 years

We base expected volatilities on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. The expected dividend yield is based on the annualized dividend payment paid on common shares.

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

During the years ended December 31, 2012, 2011, and 2010, the weighted average grant date fair value of options granted was $11.11, n/a and $8.10, respectively, and the total intrinsic value of options exercised was $0.1 million, $3.1 million and $0.7 million, respectively. As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options of $1.2 million was expected to be recognized over a weighted average period of 3.83 years.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2012	2011	2010
Numerator:
Net income	$19,811	$50,131	$15,290

Denominator:
Denominator for basic earnings per share – weighted average shares	21,680	23,300	23,184
Effect of dilutive securities:
Employee stock options	52	110	158

Denominator for diluted earnings per share – weighted average shares	21,732	23,410	23,342

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2012	2011	2010
Weighted average anti-dilutive stock options	179	80	183
Weighted average exercise price per share	$31.37	$31.28	$24.51

8. Stockholders’ Equity

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized annual extensions of this stock repurchase program. On May 11, 2012, the

Board of Directors authorized the repurchase of up to 4,000,000 shares of its common stock through March 31, 2013 under the previously approved stock repurchase program of the Company. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s previous Financing Agreement. The repurchase authorization had 1,225,750 shares remaining as of December 31, 2012. The repurchase in the second quarter represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in 2012. The Company repurchased 10,124 shares of its stock in 2011. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007. The Company did not repurchase any of its stock in the fourth quarter of 2012 or 2011.

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

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. On October 17, 2012 Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in its September 13, 2012 response to ACP be entered into the record. There is no fixed deadline for the Patent Office to issue decisions on Southwire’s petitions. Southwire filed a Notice of Appeal on October 29, 2012 and its Appellant’s Brief on December 31, 2012, followed by the Company filing its Respondent’s Brief on January 25, 2013. The Examiner’s Brief remains pending, with no defined date for its submission.

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

The Company’s matching contributions were $0.7 million, $0.6 million and $0.5 million in years 2012, 2011 and 2010, respectively.

At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2012, 2011 or 2010.

11. Related Party Transactions

The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $8.1 million, $6.9 million and $5.3 million in 2012, 2011 and 2010, respectively, at prices that we believe are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2012, 2011 and 2010, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.

In February 2012, the Company entered into a Registration Rights Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (together, “Capital Southwest”), pursuant to which the Company agreed to register the offer and sale of 4,086,750 shares of common stock of the Company held by Capital Southwest on a registration statement on Form S-3 (the “Registration Statement”). In exchange for registration of the offer and sale of such shares, Capital Southwest agreed to reimburse the Company for all costs, fees and expenses incurred by the Company in connection with such registration, unless the Registration Statement does not become effective solely due to the actions or omissions of the Company and without fault of Capital Southwest. The disinterested members of the board of directors of the Company approved the Company entering into the Registration Rights Agreement.

On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. A special committee of the board of directors comprised of disinterested members of the board approved the Company repurchasing such shares.

Neither the Company’s registration of the shares owned by Capital Southwest pursuant to the Registration Statement nor the Company’s repurchase of shares owned by Capital Southwest Venture Corporation necessarily means that Capital Southwest will offer or sell the remaining shares covered by the Registration Statement. The Company cannot predict if, when or in what amounts Capital Southwest may sell any of the remaining shares covered by the Registration Statement.

12. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
2012	March 31	June 30	September 30	December 31
Net sales	$280,466	$264,730	$269,152	$258,000
Gross profit	24,461	19,391	24,136	22,339
Net income (loss)	6,694	2,370	5,527	5,220
Net income (loss) per common share – basic	0.29	0.11	0.27	0.25
Net income (loss) per common share – diluted	0.29	0.11	0.27	0.25

	Three Months Ended
2011	March 31	June 30	September 30	December 31
Net sales	$303,351	$309,469	$319,356	$248,297
Gross profit	33,755	30,632	37,839	38,627
Net income (loss)	10,654	9,461	13,721	16,295
Net income (loss) per common share – basic	0.46	0.41	0.59	0.70
Net income (loss) per common share – diluted	0.46	0.40	0.59	0.69

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2012. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2013

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2013 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

In connection with Company’s long-standing commitment to conduct its business in compliance with applicable laws and regulations and in accordance with its ethical principles, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees, officers, directors, and advisors of the Company. The Code of Business Conduct and Ethics of the Company is available under the “Investor Info” section of the Company’s website at http://www.encorewire.com, and is incorporated herein by reference. The Company intends to post amendments to or waivers of its Code of Business Conduct and Ethics (to the extent applicable to any officer or director of the Company) at such location on its website.

Item 11. Executive Compensation.

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2013, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2013 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2013 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2013, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

Date: February 26, 2013	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL L. JONES	President, Chief Executive	February 26, 2013
Daniel L. Jones	Officer and Director (Principal Executive Officer)

/s/ FRANK J. BILBAN	Vice President-Finance,	February 26, 2013
Frank J. Bilban	Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD E. COURTNEY	Director	February 26, 2013
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 26, 2013
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 26, 2013
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 26, 2013
Scott D. Weaver

/s/ JOHN H. WILSON	Director	February 26, 2013
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165) and incorporated herein by reference).

10.2*	2010 Stock Option Plan (filed as Annex A to the Company’s Proxy Statement filed with the SEC on March 26, 2010 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.4*	Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.5*	Form of Incentive Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated here by reference).

10.7	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012 and incorporated herein by reference).

10.8	Share Repurchase Agreement dated May 14, 2012 by and among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

10.9	Credit Agreement dated September 27, 2012 by and among the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012 and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated February 26, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 26, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated February 26, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 26, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan