Form 10-Q
period 2013-03-31
ENCORE WIRE CORP
filed 2013-05-03
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of May 2, 2013: 20,667,152

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	March 31, 2013 (Unaudited)	December 31, 2012 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$32,744	$33,883
Accounts receivable, net of allowance of $2,064 and $2,064	212,790	197,980
Inventories	54,368	63,656
Income taxes receivable	350	—
Deferred income taxes	5,800	5,790
Prepaid expenses and other	1,635	5,541

Total current assets	307,687	306,850
Property, plant and equipment—at cost:
Land and land improvements	18,488	18,466
Construction-in-progress	27,413	25,434
Buildings and improvements	90,833	90,790
Machinery and equipment	197,294	196,838
Furniture and fixtures	8,466	8,426

Total property, plant and equipment	342,494	339,954
Accumulated depreciation	(178,308)	(175,030)

Property, plant and equipment – net	164,186	164,924
Other assets	725	693

Total assets	$472,598	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	March 31, 2013 (Unaudited)	December 31, 2012 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,834	$20,112
Accrued liabilities	15,973	23,438
Income taxes payable	—	1,807

Total current liabilities	39,807	45,357
Non-current deferred income taxes	16,450	16,946
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,601,803 and 26,597,753	266	266
Additional paid-in capital	48,493	48,298
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	455,716	449,734

Total stockholders’ equity	416,341	410,164

Total liabilities and stockholders’ equity	$472,598	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,
In Thousands, Except Per Share Data	2013	2012
Net sales	$265,351	$280,466
Cost of goods sold	241,050	256,005

Gross profit	24,301	24,461
Selling, general, and administrative expenses	15,147	15,077

Operating income	9,154	9,384
Net interest and other (income) expenses	(17)	(20)

Income before income taxes	9,171	9,404
Provision for income taxes	2,776	2,710

Net income	$6,395	$6,694

Net income per common and common equivalent share – basic	$0.31	$0.29

Weighted average common and common equivalent shares – basic	20,664	23,427
Net income per common and common equivalent share – diluted	$0.31	$0.29

Weighted average common and common equivalent shares – diluted	20,733	23,477
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In Thousands of Dollars	2013	2012
OPERATING ACTIVITIES
Net income	$6,395	$6,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,352	3,609
Deferred income taxes	(506)	(6,099)
Other	89	255
Changes in operating assets and liabilities:
Accounts receivable	(14,810)	(28,451)
Inventories	9,288	6,110
Trade accounts payable and accrued liabilities	(3,743)	(6,682)
Other assets and liabilities	3,862	(1,696)
Current income taxes receivable / payable	(2,146)	7,414

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,781	(18,846)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,588)	(9,118)
Proceeds from sale of assets	—	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,588)	(9,108)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	70	43
Dividends paid	(413)	(469)
Excess tax benefits of options exercised	11	5

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(332)	(421)

Net increase (decrease) in cash and cash equivalents	(1,139)	(28,375)
Cash and cash equivalents at beginning of period	33,883	112,298

Cash and cash equivalents at end of period	$32,744	$83,923

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	March 31, 2013	December 31, 2012
Raw materials	$16,333	$26,013
Work-in-process	29,004	22,309
Finished goods	84,861	88,750

Total	130,198	137,072
Adjust to LIFO cost	(75,830)	(73,416)
Lower of cost or market adjustment	—	—

Inventory, net	$54,368	$63,656

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarter of 2013, the Company liquidated a portion of the layer established in 2011. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which negatively impacted net income for the first quarter of 2013 by $1,384,000. During the first quarter of 2012 the Company did not liquidate any LIFO inventory layers established in prior years.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	March 31, 2013	December 31, 2012
Sales volume discounts payable	$10,153	$13,940
Property taxes payable	755	2,937
Commissions payable	2,275	1,768
Accrued salaries	2,243	4,235
Other accrued liabilities	547	558

Total accrued liabilities	$15,973	$23,438

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 30.3% in the first quarter of 2013 versus 28.8% in the first quarter of 2012, consistent with the Company’s estimated liabilities. The increase in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	March 31, 2013	March 31, 2012
Numerator:
Net income (loss)	$6,395	$6,694

Denominator:
Denominator for basic earnings per share – weighted average shares	20,664	23,427
Effect of dilutive securities:
Employee stock options	69	50

Denominator for diluted earnings per share – weighted average shares	20,733	23,477

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the first quarter was 191,000 in 2013 and 139,000 in 2012. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at March 31, 2013, as computed under the Credit Agreement, was $149.4 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2013, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of March 31, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2014. The Company did not repurchase any shares of its stock in the first quarter of 2013 or 2012. Other than net income, there was no material change in stockholders equity during the three months ended March 31, 2013.

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

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. On October 17, 2012 Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in its September 13, 2012 response to ACP be entered into the record. These petitions were denied by the USPTO in a decision mailed April 5, 2013. Southwire filed a Notice of Appeal on October 29, 2012 and its Appellant’s Brief on December 31, 2012, followed by the Company filing its Respondent’s Brief on January 25, 2013. The Examiner’s Brief remains pending, with no defined date for its submission.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 79.0%, 86.1% and 81.1% of the Company’s cost of goods sold during fiscal 2012, 2011 and 2010, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC has recently issued an order amending a rule to allow shares of certain physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire as previously announced. The building was completed in mid-2012, while the installation of all the machinery and equipment should be substantively completed in the second quarter of 2013. Production ramped up considerably in the first quarter of 2013, and the plant should be fully operational by mid-year. In 2012, aluminum wire sales constituted less than 4% of total net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2013

	January 2013	February 2013	March 2013	Quarter Ended March 31, 2013
High	$3.74	$3.78	$3.54	$3.78
Low	3.59	3.53	3.40	3.40
Average	3.67	3.67	3.47	3.60

COMEX COPPER CLOSING PRICE 2012

	January 2012	February 2012	March 2012	Quarter Ended March. 31, 2012
High	$3.90	$3.97	$3.92	$3.97
Low	3.41	3.71	3.73	3.41
Average	3.67	3.85	3.84	3.79

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2013 and 2012. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Net sales for the first quarter of 2013 were $265.4 million compared with net sales of $280.5 million for the first quarter of 2012. This dollar decrease was primarily the result of a 5.3% decrease in the average price of copper wire sold and a 3.1% decrease in the unit volume of copper wire shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 4.6% in the first quarter of 2013 compared to the first quarter of 2012, and was the principal driver of the decreased average sales price of wire. In the first quarter of 2013, aluminum wire constituted 5.7% of the Company’s net sales dollars compared to 2.9% in the first quarter of 2012.

Cost of goods sold decreased to $241.1 million, or 90.8% of net sales, in the first quarter of 2013, compared to $256.0 million, or 91.3% of net sales, in the first quarter of 2012. Gross profit was flat at $24.3 million, or 9.2% of net sales, in the first quarter of 2013 versus $24.5 million, or 8.7% of net sales, in the first quarter of 2012.

The small increase in gross profit margin percentages were primarily the result of a decrease in total raw materials cost, including the LIFO adjustment, from 83.6% to 82.0% in the first quarter of 2012 versus the first quarter of 2013. This decrease was offset somewhat by the percentage increase in the overhead expense category from 5.8% of net sales in 2012 to 7.0% in 2013. The overhead percentage increased both from increased spending on machinery repairs and some gearing up for the new aluminum plant, as well as the fact that many components of overhead are semi-fixed and were being divided over a lower sales dollar denominator. The aluminum building wire plant began limited production in the third quarter of 2012 and continued ramping up production during the first quarter of 2013.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2013, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Due primarily to price and volume movements of other materials, offset somewhat by small decreases in copper costs and copper inventory quantities on hand during the first quarter of 2013, a LIFO adjustment was recorded increasing cost of sales by $2.4 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2013, the Company liquidated a portion of the layer established in 2011 at historical costs that were higher than current costs, which negatively impacted net income for the first quarter of 2013.

Selling expenses, consisting of commissions and freight, for the first quarter of 2013 were $11.0 million, or 4.2% of net sales, compared to $10.9 million, or 3.9% of net sales, in the first quarter of 2012. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change. Additionally, although units shipped declined slightly, freight costs increased by $0.1 million, from 1.7% to 1.9% of net sales in 2012 to 2013, as a result of smaller customer order quantities and small shifts in demand from various areas of the country. General and administrative expenses remained steady at $4.1 million, or 1.5% of net sales, in the first quarters of 2013 and 2012. The provision for bad debts was $0 for the first quarters of 2013 and 2012.

Net interest and other (income) expense was virtually zero in the first quarters of 2013 and 2012. Income taxes were accrued at an effective rate of 30.3% in the first quarter of 2013, versus an effective rate of 28.8% in the first quarter of 2012. The increase in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income decreased to $6.4 million in the first quarter of 2013 from $6.7 million in the first quarter of 2012.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to some extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, this will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Receivables will go up at the end of quarters with strong dollar sales and down as those sales decline. Inventory balances will rise and fall with the raw material price fluctuations and the level of units on hand at the end of any given quarter. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.

For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.

Cash provided by operating activities was $1.8 million in the first three months of 2013 compared to a use of cash of $18.8 million in the first three months of 2012. The following changes in components of cash flow from operations were notable. The Company had net income of $6.4 million in the first three months of 2013 versus net income of $6.7 million in the first three months of 2012. Accounts receivable increased in the first three months of 2013 and 2012, although at much different amounts, resulting in a use of cash of $14.8 million and $28.5 million, respectively, driving a $13.7 million lower use of cash in 2013 versus 2012. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first three months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. In the first three months of 2012, rising copper prices and a corresponding rise in sales dollars also contributed to the increase in accounts receivable. Inventory dollars decreased in the first three months of 2013 and 2012, resulting in a source of cash of $9.3 million and $6.1 million, respectively, driving a $3.2 million lower use of cash in the first three months of 2013 versus the first three months of 2012. Trade accounts payable and accrued liabilities resulted in a $2.9 million increase in cash provided in the first three months of 2013 versus the first three months of 2012 due primarily to the increase in accounts payable, attributable primarily to the timing of inventory receipts at quarter end. In 2013, current taxes payable were a use of cash of $2.1 million versus a $7.4 million source of cash in 2012, resulting in a $9.5 million negative swing in cash provided from 2012 to 2013. These changes in cash flow were the primary drivers of the $20.6 million increase in cash provided by operations in the first three months of 2013 versus the first three months of 2012.

Cash used in investing activities decreased to $2.6 million in the first three months of 2013 from $9.1 million in the first three months of 2012. The funds were used primarily for the construction of the new aluminum wire plant in the first three months of 2012, which was not the case in the first three months of 2013. Cash used in financing activities was $0.3 million in the first three months of 2013 versus $0.4 million in the first three months of 2012. As of March 31, 2013, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $32.7 million at March 31, 2013, versus $83.9 million at March 31, 2012.

During the remainder of 2013, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2013 associated with these projects are currently estimated to be between $12 million and $18 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2013.

Information Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 3, 2013	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: May 3, 2013	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 3, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 3, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 3, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated May 3, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document