Form 10-Q
period 2013-06-30
ENCORE WIRE CORP
filed 2013-08-02
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of August 1, 2013: 20,673,452

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	June 30, 2013 (Unaudited)	December 31, 2012 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$1,234	$33,883
Accounts receivable, net of allowance of $2,065 and $2,064	236,172	197,980
Inventories	64,503	63,656
Income taxes receivable	—	—
Deferred income taxes	2,156	5,790
Prepaid expenses and other	3,846	5,541

Total current assets	307,911	306,850
Property, plant and equipment—at cost:
Land and land improvements	44,217	18,466
Construction-in-progress	9,206	25,434
Buildings and improvements	90,949	90,790
Machinery and equipment	218,630	196,838
Furniture and fixtures	8,466	8,426

Total property, plant and equipment	371,468	339,954
Accumulated depreciation	(181,847)	(175,030)

Property, plant and equipment – net	189,621	164,924
Other assets	543	693

Total assets	$498,075	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	June 30, 2013 (Unaudited)	December 31, 2012 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,298	$20,112
Accrued liabilities	20,803	23,438
Income taxes payable	2,263	1,807

Total current liabilities	48,364	45,357
Non-current deferred income taxes	18,081	16,946
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,607,603 and 26,597,753	266	266
Additional paid-in capital	48,694	48,298
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	470,804	449,734

Total stockholders’ equity	431,630	410,164

Total liabilities and stockholders’ equity	$498,075	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands, Except Per Share Data	2013	2012	2013	2012
Net sales	$289,460	$264,730	$554,811	$545,196
Cost of goods sold	249,309	245,339	490,359	501,344

Gross profit	40,151	19,391	64,452	43,852
Selling, general, and administrative expenses	16,213	15,327	31,360	30,404

Operating income	23,938	4,064	33,092	13,448
Net interest and other (income) expenses	(18)	(8)	(35)	(28)

Income before income taxes	23,956	4,072	33,127	13,476
Provision for income taxes	8,454	1,702	11,230	4,413

Net income	$15,502	$2,370	$21,897	$9,063

Net income per common and common equivalent share – basic	$0.75	$0.11	$1.06	$0.40

Weighted average common and common equivalent shares – basic	20,669	21,997	20,667	22,712
Net income per common and common equivalent share – diluted	$0.75	$0.11	$1.06	$0.40

Weighted average common and common equivalent shares – diluted	20,738	22,037	20,736	22,757
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Thousands of Dollars	2013	2012
OPERATING ACTIVITIES
Net income	$21,897	$9,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,052	7,236
Deferred income taxes	4,769	(2,910)
Other	154	372
Changes in operating assets and liabilities:
Accounts receivable	(38,193)	(6,168)
Inventories	(847)	10,986
Trade accounts payable and accrued liabilities	2,551	10,197
Other assets and liabilities	1,822	380
Current income taxes receivable / payable	486	(2,183)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(309)	26,973

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31,712)	(24,042)
Proceeds from sale of assets	—	11

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(31,712)	(24,031)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	169	56
Purchase of treasury stock	—	(66,638)
Dividends paid	(827)	(937)
Excess tax benefits of options exercised	30	6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(628)	(67,513)

Net increase (decrease) in cash and cash equivalents	(32,649)	(64,571)
Cash and cash equivalents at beginning of period	33,883	112,298

Cash and cash equivalents at end of period	$1,234	$47,727

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2013	2012
Raw materials	$15,174	$26,013
Work-in-process	30,719	22,309
Finished goods	82,441	88,750

Total	128,334	137,072
Adjust to LIFO cost	(63,831)	(73,416)
Lower of cost or market adjustment	—	—

Inventory, net	$64,503	$63,656

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarter of 2013, the Company liquidated a portion of the layer established in 2011 and built some of that layer back in the second quarter of 2013. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs. This activity impacted net income positively in the second quarter of 2013 by $481,000 and negatively by $903,000 for the first six months of 2013. During the first six months of 2012, the Company liquidated a portion of the layer established in 2011. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which negatively impacted net income for the second quarter and the first six months of 2012 by $383,000.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
In Thousands of Dollars	2013	2012
Sales volume discounts payable	$13,274	$13,940
Property taxes payable	1,490	2,937
Commissions payable	2,243	1,768
Accrued salaries	3,169	4,235
Other accrued liabilities	627	558

Total accrued liabilities	$20,803	$23,438

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 35.3% in the second quarter of 2013 versus 41.8% in the second quarter of 2012, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate. For the six months ended June 30, the Company’s effective tax rate was approximately 33.9% in 2013 and 32.7% in 2012.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
	June 30,	June 30,
In Thousands	2013	2012
Numerator:
Net income (loss)	$15,502	$2,370

Denominator:
Denominator for basic earnings per share – weighted average shares	20,669	21,997
Effect of dilutive securities:
Employee stock options	69	40

Denominator for diluted earnings per share – weighted average shares	20,738	22,037

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the second quarter was 191,000 in 2013 and 193,000 in 2012. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Six Months Ended
	June 30,	June 30,
In Thousands	2013	2012
Numerator:
Net income (loss)	$21,897	$9,063

Denominator:
Denominator for basic earnings per share – weighted average shares	20,667	22,712
Effect of dilutive securities:
Employee stock options	69	45

Denominator for diluted earnings per share – weighted average shares	20,736	22,757

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the six months ended June 30 was 191,000 in 2013 and 166,000 in 2012. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at June 30, 2013, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2013, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of June 30, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2014. The Company did not repurchase any shares of its stock in the first six months of 2013. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,637,485, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in the first six months of 2012. Other than net income, there was no material change in stockholders equity during the quarter and six months ended June 30, 2013.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “’301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ’301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ’301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would be issued evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011. Subsequent to the issuance of the ‘301 reexamination certificate, a new inter partes reexamination proceeding was instituted by Cerro Wire against the reexamined ‘301 patent. At this time all of the claims of the reexamined ‘301 patent have been rejected by the USPTO. This decision is not final.

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. On October 17, 2012 Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in its September 13, 2012 response to ACP be entered into the record. These petitions were denied by the USPTO in a decision mailed April 5, 2013. Southwire filed a Notice of Appeal on October 29, 2012 and its Appellant’s Brief on December 31, 2012, followed by the Company filing its Respondent’s Brief on January 25, 2013. The Examiner’s Brief was mailed on July 16, 2013. Southwire now has one month to file its Rebuttal Brief, after which the reexamination proceeds to the Patent Trial and Appeal Board for a decision.

The ‘024 patent was also subject to parallel Inter Partes Reexamination Control No. 95/000,594, instituted by Cerro on November 11, 2010 (“the ‘594 reexamination”). The ‘024 patent exam proceeded with the ‘594 reexamination and ultimately all the claims were finally rejected by the Examiner in an Action Closing Prosecution (“ACP”) mailed August 10, 2012. In response to a right of appeal notice mailed by the Examiner on October 25, 2012, Southwire filed a notice of appeal on November 26, 2012 and filed an appeal brief on January 28, 2013. Southwire’s appeal brief exceeded the page limitations allowed for patent owner’s appeal briefs during reexaminations, and therefore the USPTO mailed a notice of defective appeal brief on February 20, 2013. Even though Southwire was given at least one month to file a corrected appeal brief, Southwire failed to do so. Instead, Southwire filed a petition with the Patent Trial and Appeal Board (“PTAB”) on March 5, 2013, requesting a waiver of the page limit on appeal brief length. On June 24, 2013, the PTAB denied the petition to waive the appeal brief page limit and, since the time limit to file a corrected appeal brief had expired, also dismissed Southwire’s appeal. On July 12, 2013, the Examiner mailed a Notice of Intent to Issue Inter Partes Reexamination Certificate, cancelling all claims of the ‘024 patent.

Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire has been dismissed or stayed by agreement of the parties.

The parties convened on March 21, 2012 and August 27, 2012 for settlement conferences regarding the ‘301 patent lawsuit. Such settlement conferences did not result in any negotiation, agreement, decision or other development that the Company believed is material to such lawsuit. Settlement discussions continue between the parties.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 79.0%, 86.1% and 81.1% of the Company’s cost of goods sold during fiscal 2012, 2011 and 2010, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC has recently issued an order amending a rule to allow shares of certain physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, the Company expects that aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire as previously announced. The building was completed in mid-2012, while the installation of all the machinery and equipment was completed in the second quarter of 2013. Production ramped up considerably in the first quarter of 2013, and the plant is now fully operational. In 2012, aluminum wire sales constituted less than 4% of total net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2013

	April 2013	May 2013	June 2013	Quarter Ended June 30, 2013	Year-to-Date June 30, 2013
High	$3.44	$3.38	$3.37	$3.44	$3.78
Low	3.09	3.08	3.03	3.03	3.03
Average	3.28	3.30	3.18	3.25	3.42

COMEX COPPER CLOSING PRICE 2012

	April 2012	May 2012	June 2012	Quarter Ended June 30, 2012	Year-to-Date June 30, 2012
High	$3.92	$3.84	$3.49	$3.92	$3.97
Low	3.62	3.36	3.28	3.28	3.28
Average	3.72	3.57	3.35	3.54	3.66

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended June 30, 2013 and 2012. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net sales for the second quarter of 2013 were $289.5 million compared with net sales of $264.7 million for the second quarter of 2012. This dollar increase was primarily the result of an 8.1% increase in the unit volume of copper wire shipped offset slightly by a 2.1% decrease in the average price of copper wire sold. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 8.3% in the second quarter of 2013 compared to the second quarter of 2012, and was the principal driver of the decreased average sales price of wire. In the second quarter of 2013, aluminum wire constituted 6.6% of the Company’s net sales dollars compared to 3.5% in the second quarter of 2012.

Cost of goods sold increased to $249.3 million, or 86.1% of net sales, in the second quarter of 2013, compared to $245.3 million, or 92.7% of net sales, in the second quarter of 2012. Gross profit increased to $40.2 million, or 13.9% of net sales, in the second quarter of 2013 versus $19.4 million, or 7.3% of net sales, in the second quarter of 2012.

The increased gross margins were driven primarily by the increased spread between the average selling price of wire containing a pound of copper and the average cost per pound of copper purchased during the quarter. As noted above, the cost of raw copper purchased per pound declined 8.3% in the second quarter of 2013 versus the second quarter of 2012, but average sales prices declined only 2.1% per copper pound sold, resulting in an 18.1% increase in the spread.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2013, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Due primarily to decreases in copper costs and an increase in copper inventory quantities on hand, lower overhead costs per pound of production and price and volume movements of other materials during the second quarter of 2013, a LIFO adjustment was recorded decreasing cost of sales by $12.0 million during the quarter. A portion of the second quarter LIFO adjustment was due to increased aluminum production activity which enabled enhanced overhead allocations that favorably impacted quarterly results. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2013, the Company liquidated a portion of the layer established in 2011, and then built back some of that layer in the second quarter at historical costs that were higher than current costs, which positively impacted net income for the second quarter of 2013.

Selling expenses, consisting of commissions and freight, for the second quarter of 2013 were $12.1 million, or 4.2% of net sales, compared to $11.2 million, or 4.2% of net sales, in the second quarter of 2012. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change. Freight costs were also flat as a percentage of net sales. General and administrative expenses remained steady at $4.1 million in the second quarters of 2013 and 2012. The provision for bad debts was $0 for the second quarters of 2013 and 2012.

Net interest and other (income) expense was virtually zero in the second quarters of 2013 and 2012. Income taxes were accrued at an effective rate of 35.3% in the second quarter of 2013, versus an effective rate of 41.8% in the second quarter of 2012. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income increased to $15.5 million in the second quarter of 2013 from $2.4 million in the second quarter of 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Net sales for the first six months of 2013 were $554.8 million compared with net sales of $545.2 million for the first half of 2012. This dollar increase was primarily the result of a 97.3% increase in aluminum building wire sales offset somewhat by a 1.4% decrease in copper building wire sales. Aluminum wire sales constituted 6.1% of net sales in the first six months of 2013 versus 3.2% in the first six months of 2012. Copper unit sales for the first six months of 2013, measured in pounds of copper contained in the wire were up 2.6% compared to the first six months of 2012, but were offset by a 3.9% decrease in the average price of copper wire sold. The average cost per pound of raw copper purchased decreased 6.8% in the first six months of 2013 compared to the first six months of 2012. In comparing the first half of 2013 to the first half of 2012, the average sales price of wire that contained a pound of copper decreased less than the average price of copper purchased during the period. Margins expanded in the first six months of 2013 as the spread between the price of wire sold and the cost of raw copper purchased increased by 5.1%, due primarily to improved industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold decreased to $490.4 million in the first six months of 2013, compared to $501.3 million in the first six months of 2012. Gross profit increased to $64.5 million, or 11.6% of net sales, in the first six months of 2013 versus $43.9 million, or 8.0% of net sales, in the first six months of 2012. The increased gross profit dollars were primarily the result of the increased copper spreads in the first six months of 2013 versus the same period in 2012 as discussed above.

As a result of decreasing copper costs in the second quarter of 2013 and a small decrease in the amount of inventory on hand during the first six months of 2013, a LIFO adjustment was recorded decreasing cost of sales by $9.6 million during the six month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2013 increased to $23.1 million, or 4.2% of net sales, compared to $22.2 million, or 4.1% of net sales, in the same period of 2012. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, increased $0.5 million in concert with the increased sales dollars. Freight costs for the first six months of 2013 increased $0.5 million to $10.4 million or 1.9% of net sales versus $9.9 million or 1.8% of net sales for the first six months of 2012. Commissions were 2.3% and 2.2% of net sales in the first six months of 2013 and 2012, respectively. General and administrative expenses remained steady at $8.2 million, or 1.5% of net sales, in the first half of both 2013 and 2012. The provision for bad debts was zero in the first six months of 2013 and 2012, respectively.

Net interest and other expense (income) was $35,000 of income in the first six months of 2013 compared to $28,000 of income in the first half of 2012. Income taxes were accrued at an effective rate of 33.9% in the first six months of 2013 versus 32.7% in the first six months of 2012, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income increased to $21.9 million in the first half of 2013 from $9.1 million in the first half of 2012.

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

Cash used in operating activities was $0.3 million in the first six months of 2013 compared to cash provided of $27.0 million in the first six months of 2012. The following changes in components of cash flow from operations were notable. The Company had net income of $21.9 million in the first six months of 2013 versus net income of $9.1 million in the first six months of 2012. Accounts receivable increased in the first six months of 2013 and 2012, although at much different amounts, resulting in a use of cash of $38.2 million and $6.2 million, respectively, driving a $32.0 million higher use of cash in 2013 versus 2012. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first six months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory dollars increased in the first six months of 2013, resulting in a use of cash of $0.8 million, while inventory decreased in the first six months of 2012, generating an $11.0 million source of cash, driving an $11.8 million higher use of cash in the first six months of 2013 versus the first six months of 2012. Trade accounts payable and accrued liabilities resulted in a $7.6 million increase in cash used in the first six months of 2013 versus the first six months of 2012 due primarily to the decrease in accounts payable in 2013, attributable primarily to the timing of inventory receipts at quarter end. In 2013, changes in current and deferred taxes provided cash of $5.3 million versus cash used of $5.1 million in 2012. These changes in cash flow were the primary drivers of the $27.3 million decrease in cash used in operations in the first six months of 2013 versus the first six months of 2012.

Cash used in investing activities increased to $31.7 million in the first six months of 2013 from $24.0 million in the first six months of 2012. The funds invested in 2013 were used primarily to purchase 201 acres of land adjacent to the Company’s existing campus in McKinney, Texas for $25.7 million. In 2012, the funds were used primarily for the construction of the new aluminum wire plant. Cash used in financing activities was $0.6 million in the first six months of 2013 versus $67.5 million in the first six months of 2012. In May of 2012, the Company repurchased 2,774,250 shares of its common stock from Capital Southwest Venture Corporation for $66.6 million. As of June 30, 2013, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $1.2 million at June 30, 2013, versus $47.7 million at June 30, 2012.

During the remainder of 2013, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities as well as the aforementioned land purchase. The total capital expenditures for all of 2013 associated with these projects are currently estimated to be between $42 million and $45 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2013.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 2, 2013	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 2, 2013	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1	Commercial Contract of Sale dated June 18, 2013 by and among the Company, VTCR, LP, MADMT, LP and Prairie Flight, LP.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 2, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 2, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated August 2, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated August 2, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document