Form 10-Q
period 2013-09-30
ENCORE WIRE CORP
filed 2013-11-01
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of October 30, 2013: 20,690,802

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	September 30, 2013 (Unaudited)	December 31, 2012 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$16,145	$33,883
Accounts receivable, net of allowance of $2,065 and $2,064	236,933	197,980
Inventories	72,613	63,656
Deferred income taxes	2,894	5,790
Prepaid expenses and other	2,004	5,541

Total current assets	330,589	306,850
Property, plant and equipment—at cost:
Land and land improvements	47,744	18,466
Construction-in-progress	11,543	25,434
Buildings and improvements	90,367	90,790
Machinery and equipment	220,913	196,838
Furniture and fixtures	8,525	8,426

Total property, plant and equipment	379,092	339,954
Accumulated depreciation	(185,600)	(175,030)

Property, plant and equipment – net	193,492	164,924
Other assets	1,616	693

Total assets	$525,697	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	September 30, 2013 (Unaudited)	December 31, 2012 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,863	$20,112
Accrued liabilities	25,966	23,438
Income taxes payable	3,578	1,807

Total current liabilities	60,407	45,357
Non-current deferred income taxes	19,895	16,946
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,621,103 and 26,597,753	266	266
Additional paid-in capital	49,071	48,298
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	484,192	449,734

Total stockholders’ equity	445,395	410,164

Total liabilities and stockholders’ equity	$525,697	$472,467

Note:	The consolidated balance sheet at December 31, 2012, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Per Share Data	2013	2012	2013	2012
Net sales	$309,927	$269,152	$864,738	$814,348
Cost of goods sold	272,023	245,016	762,382	746,360

Gross profit	37,904	24,136	102,356	67,988
Selling, general, and administrative expenses	17,126	15,726	48,485	46,130

Operating income	20,778	8,410	53,871	21,858
Net interest and other (income) expenses	(10)	(4)	(44)	(32)

Income before income taxes	20,788	8,414	53,915	21,890
Provision for income taxes	6,986	2,887	18,216	7,300

Net income	$13,802	$5,527	$35,699	$14,590

Net income per common and common equivalent share – basic	$0.67	$0.27	$1.73	$0.66

Weighted average common and common equivalent shares – basic	20,680	20,657	20,663	22,022
Net income per common and common equivalent share – diluted	$0.66	$0.27	$1.72	$0.66

Weighted average common and common equivalent shares – diluted	20,768	20,712	20,739	22,070
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Thousands of Dollars	2013	2012
OPERATING ACTIVITIES
Net income	$35,699	$14,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,947	10,834
Deferred income taxes	5,845	(4,248)
Other	214	526
Changes in operating assets and liabilities:
Accounts receivable	(38,954)	(8,187)
Inventories	(8,957)	(3,558)
Trade accounts payable and accrued liabilities	13,279	9,529
Other assets and liabilities	2,579	(14,084)
Current income taxes receivable / payable	1,824	1,137

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,476	6,539

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39,465)	(33,019)
Proceeds from sale of assets	—	17

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(39,465)	(33,002)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	439	132
Purchase of treasury stock	—	(66,638)
Dividends paid	(1,241)	(1,350)
Excess tax benefits of options exercised	53	9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(749)	(67,847)

Net increase (decrease) in cash and cash equivalents	(17,738)	(94,310)
Cash and cash equivalents at beginning of period	33,883	112,298

Cash and cash equivalents at end of period	$16,145	$17,988

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2013	2012
Raw materials	$19,869	$26,013
Work-in-process	26,776	22,309
Finished goods	90,704	88,750

Total	137,349	137,072
Adjust to LIFO cost	(64,736)	(73,416)
Lower of cost or market adjustment	—	—

Inventory, net	$72,613	$63,656

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarter of 2013, the Company liquidated a portion of the layer established in 2011. During the second and third quarters of 2013 that layer was replenished. As a result, under the LIFO method, this inventory layer was replenished at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2013 by $903,000, offsetting the $903,000 negative net impact from the liquidation in the first six months of 2013. During the first six months of 2012, the Company liquidated a portion of the layer established in 2011. During the third quarter of 2012, this layer was replenished. As a result, under the LIFO method, this inventory layer was replenished at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2012 by $383,000, offsetting the $383,000 negative impact from the liquidation in the second quarter of 2012.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
In Thousands of Dollars	2013	2012
Sales volume discounts payable	$15,931	$13,940
Property taxes payable	2,395	2,937
Commissions payable	2,246	1,768
Accrued salaries	4,031	4,235
Other accrued liabilities	1,363	558

Total accrued liabilities	$25,966	$23,438

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 33.6% in the third quarter of 2013 versus 34.3% in the third quarter of 2012, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate. For the nine months ended September 30, the Company’s effective tax rate was approximately 33.8% in 2013 and 33.3% in 2012.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
	September 30,	September 30,
In Thousands	2013	2012
Numerator:
Net income (loss)	$13,802	$5,527

Denominator:
Denominator for basic earnings per share – weighted average shares	20,680	20,657
Effect of dilutive securities:
Employee stock options	88	55

Denominator for diluted earnings per share – weighted average shares	20,768	20,712

Weighted average employee stock options excluded from the determination of diluted earnings per share for the third quarter was zero in 2013 and 193,000 in 2012. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Nine Months Ended
	September 30,	September 30,
In Thousands	2013	2012
Numerator:
Net income (loss)	$35,699	$14,590

Denominator:
Denominator for basic earnings per share – weighted average shares	20,663	22,022
Effect of dilutive securities:
Employee stock options	76	48

Denominator for diluted earnings per share – weighted average shares	20,739	22,070

The number of weighted average employee stock options excluded from the determination of diluted earnings per share for the nine months ended September 30 was 127,000 in 2013 and 175,000 in 2012. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at September 30, 2013, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2013, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of September 30, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2014. The Company did not repurchase any shares of its stock in the first nine months of 2013. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,637,485, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase represented approximately 11.8% of the outstanding shares of the Company as of the purchase date and was the only repurchase in the first nine months of 2012. Other than net income, there was no material change in stockholders equity during the quarter and nine months ended September 30, 2013.

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

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ’024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ’024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ’024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ’024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ’024 patent. In ordering reexamination of Southwire’s ’024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ’024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ’024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. On October 17, 2012 Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in its September 13, 2012 response to ACP be entered into the record. These petitions were denied by the USPTO in a decision mailed April 5, 2013. Southwire filed a Notice of Appeal on October 29, 2012 and its Appellant’s Brief on December 31, 2012, followed by the Company filing its Respondent’s Brief on January 25, 2013. The Examiner’s Brief was mailed on July 16, 2013. Southwire filed its Rebuttal Brief on August 16, 2013, and the case now stands in front of the Patent Trial and Appeal Board awaiting a decision.

The ‘024 patent was also subject to parallel Inter Partes Reexamination Control No. 95/000,594, instituted by Cerro on November 11, 2010 (“the ‘594 reexamination”). The ‘024 patent exam proceeded with the ‘594 reexamination and ultimately all the claims were finally rejected by the Examiner in an ACP mailed August 10, 2012. In response to a right of appeal notice mailed by the Examiner on October 25, 2012, Southwire filed a notice of appeal on November 26, 2012 and filed an appeal brief on January 28, 2013. Southwire’s appeal brief exceeded the page limitations allowed for patent owner’s appeal briefs during reexaminations, and therefore the USPTO mailed a notice of defective appeal brief on February 20, 2013. Even though Southwire was given at least one month to file a corrected appeal brief, Southwire failed to do so. Instead, Southwire filed a petition with the Patent Trial and Appeal Board (“PTAB”) on March 5, 2013, requesting a waiver of the page limit on appeal brief length. On June 24, 2013, the PTAB denied the petition to waive the appeal brief page limit and, since the time limit to file a corrected appeal brief had expired, also dismissed Southwire’s appeal. On July 12, 2013, the Examiner mailed a Notice of Intent to Issue Inter Partes Reexamination Certificate, cancelling all claims of the ‘024 patent.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 79.0%, 86.1% and 81.1% of the Company’s cost of goods sold during fiscal 2012, 2011 and 2010, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC has recently issued an order amending a rule to allow shares of certain physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, the Company expects that aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire as previously announced. The building was completed in mid-2012, while the installation of all the machinery and equipment was completed in the second quarter of 2013. Production ramped up considerably in the first quarter of 2013, and the plant is now fully operational. In 2012, aluminum wire sales constituted less than 4% of total net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2013

	July 2013	August 2013	September 2013	Quarter Ended Sept. 30, 2013	Year-to-Date Sept. 30,2013
High	$3.20	$3.36	$3.35	$3.36	$3.78
Low	3.04	3.16	3.21	3.04	3.03
Average	3.14	3.28	3.27	3.23	3.36

COMEX COPPER CLOSING PRICE 2012

	July 2012	August 2012	September 2012	Quarter Ended Sept. 30, 2012	Year-to-Date Sept. 30, 2012
High	$3.53	$3.50	$3.85	$3.85	$3.97
Low	3.35	3.29	3.47	3.29	3.28
Average	3.44	3.42	3.72	3.52	3.61

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarter and nine month periods ended September 30, 2013 and 2012. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Net sales for the third quarter of 2013 were $309.9 million compared with net sales of $269.2 million for the third quarter of 2012. This dollar increase was primarily the result of a 15.0% increase in the unit volume of copper wire shipped offset slightly by a 4.0% decrease in the average price of copper wire sold. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 7.5% in the third quarter of 2013 compared to the third quarter of 2012, and was the principal driver of the decreased average sales price of wire. In the third quarter of 2013, aluminum building wire constituted 7.2% of the Company’s net sales dollars compared to 3.1% in the third quarter of 2012.

Cost of goods sold increased to $272.0 million, or 87.8% of net sales, in the third quarter of 2013, compared to $245.0 million, or 91.0% of net sales, in the third quarter of 2012. Gross profit increased to $37.9 million, or 12.2% of net sales, in the third quarter of 2013 versus $24.1 million, or 9.0% of net sales, in the third quarter of 2012.

The increased gross margins were driven primarily by the increased spread between the average selling price of wire containing a pound of copper and the average cost per pound of copper purchased during the quarter. As noted above, the cost of raw copper purchased per pound declined 7.5% in the third quarter of 2013 versus the third quarter of 2012, but average sales prices declined only 4.0% per copper pound sold, resulting in a 6.2% increase in the spread.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2013, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Due primarily to increases in copper costs and an increase in copper inventory quantities on hand, offset somewhat by price and volume movements of other materials during the third quarter of 2013, a LIFO adjustment was recorded increasing cost of sales by $0.9 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2013, the Company liquidated a portion of the layer established in 2011, and then built back that layer in the second and third quarters at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2013.

Selling expenses, consisting of commissions and freight, for the third quarter of 2013 were $12.8 million, or 4.1% of net sales, compared to $11.4 million, or 4.3% of net sales, in the third quarter of 2012. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change. Freight costs were also relatively flat as a percentage of net sales. General and administrative expenses remained steady at approximately $4.3 million in the third quarters of 2013 and 2012. The provision for bad debts was $0 for the third quarters of 2013 and 2012.

Net interest and other (income) expense was virtually zero in the third quarters of 2013 and 2012. Income taxes were accrued at an effective rate of 33.6% in the third quarter of 2013, versus an effective rate of 34.3% in the third quarter of 2012. The decrease in the effective rate was due to a moderate change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income increased to $13.8 million in the third quarter of 2013 from $5.5 million in the third quarter of 2012.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Net sales for the first nine months of 2013 were $864.7 million compared with net sales of $814.3 million for the first nine months of 2012. This dollar increase was primarily the result of a 119.5% increase in aluminum building wire sales and a 2.5% increase in copper building wire sales. Aluminum wire sales constituted 6.5% of net sales in the first nine months of 2013 versus 3.2% in the first nine months of 2012. Copper unit sales for the first nine months of 2013, measured in pounds of copper contained in the wire were up 6.8% compared to the first nine months of 2012, but were offset by a 4.0% decrease in the average price of copper wire sold. The average cost per pound of raw copper purchased decreased 7.1% in the first nine months of 2013 compared to the first nine months of 2012. In comparing the first nine months of 2013 to the first nine months of 2012, the average sales price of wire that contained a pound of copper decreased less than the average price of copper purchased during the period. Margins expanded in the first nine months of 2013 as the spread between the price of wire sold and the cost of raw copper purchased increased by 5.5%, due primarily to improved industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition.

Cost of goods sold increased to $762.4 million in the first nine months of 2013, compared to $746.4 million in the first nine months of 2012. Gross profit increased to $102.4 million, or 11.8% of net sales, in the first nine months of 2013 versus $68.0 million, or 8.3% of net sales, in the first nine months of 2012. The increased gross profit dollars were primarily the result of the increased copper spreads in the first nine months of 2013 versus the same period in 2012 as discussed above.

As a result of decreasing copper costs in the first three quarters of 2013 and an increase in the amount of inventory on hand during the first nine months of 2013, a LIFO adjustment was recorded decreasing cost of sales by $8.7 million during the nine month period. Based on the current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2013 increased to $35.9 million, or 4.2% of net sales, compared to $33.6 million, or 4.1% of net sales, in the same period of 2012. Freight costs for the first nine months of 2013 increased $0.8 million to $16.0 million or 1.8% of net sales versus $15.2 million or 1.9% of net sales for the first nine months of 2012. Commissions paid to independent manufacturers’ representatives are calculated as a percentage of sales, and therefore, increased $1.5 million, to $19.9 million in concert with the increased sales dollars. Commissions remained flat at 2.3% of net sales in the first nine months of 2013 and 2012. General and administrative expenses remained steady at approximately $12.5 million, or 1.5% of net sales, in the first nine months of both 2013 and 2012. The provision for bad debts was zero in the first nine months of 2013 and 2012, respectively.

Net interest and other expense (income) was $44,000 of income in the first nine months of 2013 compared to $32,000 of income in the first nine months of 2012. Income taxes were accrued at an effective rate of 33.8% in the first nine months of 2013 versus 33.3% in the first nine months of 2012, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income increased to $35.7 million in the first nine months of 2013 from $14.6 million in the first nine months of 2012.

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

Cash provided by operating activities was $22.5 million in the first nine months of 2013 compared to cash provided of $6.5 million in the first nine months of 2012. The following changes in components of cash flow from operations were notable. The Company had net income of $35.7 million in the first nine months of 2013 versus net income of $14.6 million in the first nine months of 2012. Accounts receivable increased in the first nine months of 2013 and 2012, although at much different amounts, resulting in a use of cash of $39.0 million and $8.2 million, respectively, driving a $30.8 million larger use of cash in 2013 versus 2012. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first nine months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in both years, resulting in a use of cash of $9.0 million and $3.6 million for the first nine months of 2013 and 2012, respectively. The relatively small $5.4 million differential in cash used when comparing the first nine months of 2013 to the first nine months of 2012 is the result of several factors in the Company’s large inventory. Trade accounts payable and accrued liabilities resulted in a $3.8 million increase in cash provided in the first nine months of 2013 versus the first nine months of 2012 attributable primarily to the timing of inventory receipts at quarter end. In the first nine months of 2013, changes in current and deferred taxes provided cash of $7.7 million versus cash used of $3.1 million in the first nine months of 2012. These changes in cash flow were the primary drivers of the $15.9 million increase in cash provided by operations in the first nine months of 2013 versus the first nine months of 2012.

Cash used in investing activities increased to $39.5 million in the first nine months of 2013 from $33.0 million in the first nine months of 2012. The funds invested in 2013 were used primarily to purchase 201 acres of land adjacent to the Company’s existing campus in McKinney, Texas for $25.7 million. In 2012, the funds were used primarily for the construction of the new aluminum wire plant. Cash used in financing activities was $0.7 million in the first nine months of 2013 versus $67.8 million in the first nine months of 2012. In May of 2012, the Company repurchased 2,774,250 shares of its common stock from Capital Southwest Venture Corporation for $66.6 million. As of September 30, 2013, the Company’s revolving line of credit remained at $0. The Company’s cash balance was $16.1 million at September 30, 2013, versus $18.0 million at September 30, 2012.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 1, 2013	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: November 1, 2013	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 1, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 1, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated November 1, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated November 1, 2013 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document