Form 10-K
period 2013-12-31
ENCORE WIRE CORP
filed 2014-02-28
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $555,222,440 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).

Number of shares of Common Stock outstanding as of February 27, 2014: 20,712,402

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2014 annual meeting of stockholders – Part III

i

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

Encore’s strategy is to further expand its share of the building wire market primarily by emphasizing a high level of customer service and the addition of new products that complement its current product line, while maintaining and enhancing its’ low-cost production capabilities to help the Company prosper. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly motivated work force.

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

Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic cable. The colors have improved on the job safety and reduced installation times for contractors. Encore Wire’s new patented SmartColor ID® system for metal-clad and armor clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has two patented and seventeen patent-pending innovations that range from process improvements to packaging solutions.

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

Products

Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2 and other types of wire products, including metal clad and armored cable. All of these products are manufactured with copper or aluminum as the conductor. The Company also purchases small quantities of other types of wire to re-sell to customers that buy products that the Company manufactures. The principal bases for differentiation among stock-keeping units (“SKUs”) are product type, conductor type, diameter, insulation, color and packaging.

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

SE Style Cable. Service Entrance cable is primarily utilized as an external service drop to the meter base to the distribution equipment. SE style cable is composed of copper or aluminum multiple conductors, insulated with PVC or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in PVC.

THHN/THWN-2 Cable. THHN/THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a copper or aluminum single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THHN/THWN-2 cable through cable tray or protective conduit pipe

XHHW-2 Cable. XHHW-2 wire is intended for general purpose applications utilized in conduit or other recognized raceways for service, feeders, and branch-circuit wiring. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.

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

Encore manufactures and tests all of its products in accordance with the standards of Underwriters Laboratories, Inc. (“U/L”), a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct routine product tests. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of U/L. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators perform and record routine physical measurements of products, all of which are separately verified and approved by quality control inspectors. Although suppliers pre-test PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing. Additionally, UL representatives routinely visit and test products from each area of manufacturing.

Customers

Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. Encore’s customer base is numerous and diversified. Encore has no customer, the loss of which would have a material adverse effect on the Company.

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

Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery of the Company’s products, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located throughout the United States. As of December 31, 2013, additional product inventories are maintained at the warehouses of independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Canton, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; Hayward, California; and Lakeland, Florida. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.

Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.

The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded nominal bad debt charges in 2013, 2012, and 2011. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to approval by the Company. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.

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

As of December 31, 2013, Encore had 1,108 employees, 943 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The rest of the Company’s employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials

The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 85.6% of the dollar value of all raw materials used by the Company during 2013. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.

The Company produces copper rod from purchased copper cathodes and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations and copper scrap purchased from others. In 2013, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod for aluminum wire production.

The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.

Competition

The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, United Copper Industries, General Cable Corporation and AFC Cable Systems, Inc.

The principal elements of competition in the electrical wire and cable industry are, in the opinion of the Company, order fill rate, quality, pricing, and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.

Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign-owned facilities located in the United States. The Company has encountered little significant competition from imports of building wire. The Company believes this is primarily because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products and freight costs are relatively high to bring wire to the United States from overseas.

Research and Development Activities

The Company classifies research and development activities as a component of production overhead. Research and development costs were approximately $1.5 million, $1.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development costs attributable to customer-sponsored research activities performed by the Company were insignificant.

Intellectual Property Matters

From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates between 2015 and 2023, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.

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

Product Pricing and Volatility of Copper Market

Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 77.6%, 79.0% and 86.1% of the costs of goods sold during 2013, 2012 and 2011, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The SEC has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.

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

Industry Conditions and Cyclicality

The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving somewhat in 2011 through 2013. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012, improving slightly in 2013. The ongoing sluggish economy in the United States and the overhang of excess housing and commercial and industrial buildings may have a negative impact on the construction industry for some time to come.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 425 acres and consist of buildings containing approximately 1.6 million square feet of floor space. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, are properly maintained and adequately insured.

Item 3. Legal Proceedings.

A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Information regarding Encore’s executive officers including their respective ages as of February 28, 2014, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	50	President, Chief Executive Officer, and Member of the Board of Directors

Frank J. Bilban	57	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer

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

	High	Low
2013
First Quarter	$35.41	$30.69
Second Quarter	35.90	31.46
Third Quarter	42.48	34.07
Fourth Quarter	54.84	37.95
2012
First Quarter	$30.74	$25.16
Second Quarter	30.19	23.58
Third Quarter	30.49	25.37
Fourth Quarter	32.64	29.27

As of February 27, 2014, there were 41 record holders of the Company’s Common Stock.

The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2013. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.

Issuer Purchases of Equity Securities

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of

Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of December 31, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in 2013. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase represented approximately 11.8% of the Company’s outstanding shares as of the purchase date and was the only repurchase in 2012. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2013.

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

The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2013, and the Russell 2000 Index.

Symbol	Total Return For:	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
¿	Encore Wire Corporation	100.00	113.03	112.71	118.16	111.44	110.22	96.50
■	Russell 2000 Index	100.00	85.03	102.62	122.39	127.09	138.30	124.57
▲	Peer Group	100.00	84.18	141.97	162.79	133.47	141.72	128.45

Symbol	Total Return For:	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
¿	Encore Wire Corporation	108.91	133.18	129.46	128.93	109.55	138.00	158.53
■	Russell 2000 Index	138.63	161.17	173.97	171.17	133.75	154.44	173.65
▲	Peer Group	140.60	187.15	213.15	210.06	131.74	154.56	177.60

Symbol	Total Return For:	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
¿	Encore Wire Corporation	142.89	156.24	161.95	187.24	182.43	211.12	290.27
■	Russell 2000 Index	167.62	176.43	179.75	202.02	208.25	229.50	249.53
▲	Peer Group	157.45	176.10	198.10	236.37	220.03	260.14	275.33

Notes

(1)	Data presented in the performance graph is complete through December 31, 2013.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation, Belden Inc. and Coleman Cable, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2008.

Item 6. Selected Consolidated Financial Data.

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Income Data:
Net sales	$1,158,252	$1,072,348	$1,180,474	$910,222	$649,613
Cost of goods sold	1,023,180	982,021	1,039,619	827,813	599,498

Gross profit	135,072	90,327	140,855	82,409	50,115
Selling, general and administrative expenses	64,453	60,981	64,577	57,073	43,767

Operating income	70,619	29,346	76,278	25,336	6,348
Interest and other (income) expense	(329)	(343)	(239)	2,395	(1,633)
Interest expense	265	313	322	522	3,181

Income before income taxes	70,683	29,376	76,195	22,419	4,800
Provision for income taxes	23,773	9,565	26,064	7,129	1,164

Net income	$46,910	$19,811	$50,131	$15,290	$3,636

Net income per common and common equivalent shares – basic	$2.27	$0.91	$2.15	$0.66	$0.16

Weighted average common and common equivalent shares – basic	20,676	21,680	23,300	23,184	23,011
Net income per common and common equivalent shares – diluted	$2.26	$0.91	$2.14	$0.66	$0.16

Weighted average common and common equivalent shares – diluted	20,764	21,732	23,410	23,342	23,298

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$282,148	$261,493	$334,484	$283,944	$276,882
Total assets	525,826	472,467	516,146	477,276	534,558
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	456,581	410,164	457,743	407,377	392,984
Annual dividends paid	1,654	1,763	1,863	1,854	1,840
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

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

Executive Overview

Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:

•	Industry leading order-fill rates and responsive customer service.

•	Product innovations and product line expansions based on listening to and understanding customer needs.

•	Low cost manufacturing operations, resulting from a state-of-the-art manufacturing complex.

•	Low distribution and freight costs due in large part to the “one campus” business model.

•	A focused management team leading an incentivized work force.

•	Low general and administrative overhead costs.

•	A team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.

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

The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012 and then improving somewhat more in 2013. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012, before improving somewhat in 2013. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. In 2011, the Company’s unit sales volume increased 6.2% compared to 2010. In 2012, copper unit sales declined 1.3% versus 2011. Total unit sales including pounds of aluminum wire sold increased 2.3% in 2012 versus 2011, as the Company continued to expand its building wire product line as discussed throughout this report. Total unit sales including pounds of aluminum wire sold increased 14.9% in 2013 versus 2012. In 2013, copper unit sales increased 9.5% versus 2012, while aluminum unit sales increased 116.8% versus 2012. 2013 was the first full year of sales and production from the Company’s new aluminum wire plant. The Company believes that the expansion into building wire product offerings with aluminum conductors helped the increase in copper unit sales in 2013, as customers prefer to do “one stop shopping” and order from full line producers. The Company believes that the overall decline of unit volumes sold since 2006 is primarily the result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 and the increase in 2011 was caused, in large part, by the exit of a former competitor from the industry in the first quarter of 2010. According to various industry and national economic forecasts the future is unclear for the next few years. The “credit crisis” and the resulting tightening of credit could continue to negatively impact the availability of capital to fund construction projects for some time to come. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.

General

The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 77.6%, 79.0%, and 86.1% of the Company’s cost of goods sold during fiscal 2013, 2012 and 2011, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire as previously announced. The building was completed in mid-2012, while the installation of all the machinery and equipment was ongoing as of December 31, 2012. Production ramped up considerably in the first quarter of 2013, and the plant was fully operational by mid-year. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2013

	October 2013	November 2013	December 2013	Quarter Ended Dec. 31, 2013	Year-to-Date Dec. 31, 2013
High	$3.33	$3.29	$3.47	$3.47	$3.78
Low	3.22	3.15	3.20	3.15	3.03
Average	3.28	3.22	3.34	3.28	3.34

COMEX COPPER CLOSING PRICE 2012

	October 2012	November 2012	December 2012	Quarter Ended Dec. 31, 2012	Year-to-Date Dec. 31, 2012
High	$3.81	$3.63	$3.70	$3.81	$3.97
Low	3.50	3.44	3.53	3.44	3.28
Average	3.68	3.50	3.62	3.60	3.61

COMEX COPPER CLOSING PRICE 2011

	October 2011	November 2011	December 2011	Quarter Ended Dec. 31, 2011	Year-to-Date Dec. 31, 2011
High	$3.70	$3.58	$3.60	$3.70	$4.62
Low	3.05	3.27	3.26	3.05	3.05
Average	3.34	3.44	3.43	3.41	4.00

Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	68.6	72.3	75.8
Other raw materials	11.5	9.6	7.3
Depreciation	1.1	1.2	1.0
Labor and overhead	8.1	7.5	5.9
LIFO adjustment	(1.0)	1.0	(2.0)
Lower cost or market adjustment	0.0	0.0	0.0

	88.3	91.6	88.0

Gross profit	11.7	8.4	12.0
Selling, general and administrative expenses	5.6	5.7	5.5

Operating income	6.1	2.7	6.5
Interest and other (income) expense	0.0	0.0	0.0

Income before income taxes	6.1	2.7	6.5
Provision for income taxes	2.0	0.9	2.3

Net income	4.1%	1.8%	4.2%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2013, 2012 and 2011. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Net sales were $1.158 billion in 2013 compared to $1.072 billion in 2012 and $1.180 billion in 2011. The 8.0% increase in net sales in 2013 versus 2012 is primarily the result of a 4.4% increase in copper wire sales driven by a 9.5% increase in copper wire pounds shipped and a 105.0% increase in aluminum wire sales driven by a 116.8% increase in aluminum wire pounds shipped, offset somewhat by decreases in average selling prices of 4.7% and 5.5% of copper and aluminum wire, respectively. Aluminum wire constituted 6.9% of total net sales in 2013. The average price of a pound of copper purchased decreased 7.5% in 2013 versus 2012, while aluminum purchase prices decreased 1.9% during the same time period. In the fourth quarter of 2013, net sales increased 13.8% versus the fourth quarter of 2012. The increase in net sales was due largely to the 10.4% increase in copper net sales and a 76.9% increase in aluminum net sales, driven by an aluminum unit volume increase of 88.5% in the fourth quarter of 2013 versus the fourth quarter of 2012. Aluminum net sales comprised 8.0% of net sales in the fourth quarter of 2013. Copper unit volume was up 18.4% in the fourth quarter of 2013 compared to the fourth quarter of 2012 while the average selling price per copper pound sold was down 6.8% between the same periods. On a sequential quarter comparison, net sales in the fourth quarter of 2013 decreased 5.3% versus the third quarter of 2013, due primarily to a 6.7% decrease in copper wire unit sales offset somewhat by a 0.6% increase in average selling prices. Margins in the fourth quarter of 2013 were down slightly versus those of the third quarter of 2013, producing $11.2 million of net income in the fourth quarter versus $13.8 million in the third quarter.

Comparing the full years of 2013 to 2012, the average sales price of wire that contained a pound of copper decreased less than the average price of a pound of copper purchased during the period. Therefore, margins expanded as the spread between the price of wire sold and the cost of raw copper purchased increased by 3.7%, due primarily to improved industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. Margins were stronger in all four quarters of 2013 versus 2012.

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

Cost of goods sold was $1.023 billion in 2013, compared to $982.0 million in 2012 and $1.040 billion in 2011. The copper costs included in cost of goods sold were $794.4 million in 2013 compared to $775.4 million in 2012 and $895.2 million in 2011. Copper costs as a percentage of net sales decreased to 68.6% in 2013 compared to 72.3% in 2012 and 75.8% in 2011. The decrease as a percentage of net sales was due to copper costs decreasing more than or opposed to other costs. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the decrease in copper prices in 2013 and 2012 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials rose from 7.3% of net sales in 2011 to 9.6% in 2012 and 11.5% in 2013 primarily due to the fact the Company increased production of aluminum wire in the second half of 2012 and throughout 2013. While much cheaper than copper, aluminum is higher in cost than the majority of the rest of the products in the other materials category, which in turn contributed to the rise in the other materials category percentage. Other lower cost materials such as plastic also rose marginally in price in 2012. Material cost percentages in 2013 were decreased by a 1.0% LIFO credit (income) and in 2012 were increased by a 1.0% LIFO debit (expense). In 2011, material costs were decreased by a 2.0% LIFO credit (income). Adding LIFO to the cost of copper and other materials, the total materials cost including LIFO in 2013 was 79.1% of net sales versus 82.9% in 2012 and 81.2% in 2011.

The increase in copper prices and the corresponding increase in net sales dollars in 2011 caused most of the other costs to shrink in terms of their percentage of net sales dollars. The cost of other raw materials, however, rose from 6.6% of net sales in 2010 to 7.3% in 2011. On a cents per pound basis, the cost of other raw materials increased by 35.7% in 2011 versus 2010, consistent with the cost of copper and other commodities and in small part due to the fact the Company began producing aluminum wire in 2011. Although the quantity of aluminum building wire sold in 2011 was insignificant compared to copper volumes, the Company did slowly increase its sales of aluminum wire during the year. The Company produced aluminum wire in its existing plants in 2011. In December of 2011, the Company announced that it was building a new 202,000 square-foot manufacturing plant on its McKinney, Texas campus, in which the Company would expand its aluminum wire and cable production.

Depreciation, labor and overhead costs as a percentage of net sales were 9.2% in 2013 compared to 8.7% in 2012 and 6.9% in 2011. The percentage increase of depreciation, labor and overhead costs in 2013 and 2012 versus 2011 was due primarily to the decrease in copper driven sales dollars trending the opposite direction of the small percentage increases in depreciation, labor and overhead costs. This disparity is due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.

Inventories consist of the following at December 31 (in thousands):

	2013	2012	2011
Raw materials	$28,293	$26,013	$18,482
Work-in-process	21,881	22,309	22,955
Finished goods	82,997	88,750	84,819

Total	133,171	137,072	126,256
Adjust to LIFO cost	(62,391)	(73,416)	(62,765)
Lower of cost or market adjustment	—	—	—

Inventory, net	$70,780	$63,656	$63,491

In 2013, copper traded in a narrow range, similar to 2012, while still exhibiting some volatility as shown in the copper table above. Copper prices in 2013 finished lower than at the end of 2012. In addition the quantity of total copper inventory on hand declined slightly in 2013. The other materials category, which includes a large number of raw materials, had quantity changes that included increases primarily in aluminum. These factors resulted in the 2013 year-end inventory value of all inventories using the LIFO method being $62.4 million less than the FIFO value, and the 2013 year end LIFO reserve balance being $11.0 million lower than at the end of 2012. This resulted in a LIFO adjustment decreasing cost of sales by $11.0 million.

In 2012, copper traded in a more consistent range than in 2011, but still exhibited some volatility. Copper prices in 2012 finished higher than at the end of 2011. In addition the quantity of total copper inventory on hand rose slightly in 2012. The other materials category, which includes a large number of raw materials, had quantity changes that included increases primarily in aluminum. These factors resulted in the 2012 year-end inventory value of all inventories using the LIFO method being $73.4 million less than the FIFO value, and the 2012 year end LIFO reserve balance being $10.7 million higher than at the end of 2011. This resulted in a LIFO adjustment increasing cost of sales by $10.7 million. In the fourth quarter of 2011, as part of the Company’s aforementioned expansion into aluminum wire products and in anticipation of the start of production at the Company’s new aluminum wire plant in 2012, the Company began a new aluminum wire inventory pool which is accounted for separately from the Company’s copper wire inventory pool. The Company established this new aluminum wire pool in accordance with U.S. GAAP, which requires that new inventory items not previously present in significant quantities and having qualities significantly different from those items previously inventoried, as is the case with the physical, chemical, and cost differences between copper and aluminum metals, be accounted for separately. Based on the current copper and other raw material prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

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

Gross profit was $135.1 million, or 11.7% of net sales in 2013 compared to $90.3 million, or 8.4% of net sales in 2012 and $140.9 million, or 11.9% of net sales in 2011. The changes in gross profit were due to the factors discussed above.

Selling expenses, which include freight and sales commissions, were $48.3 million in 2013, $44.4 million in 2012 and $47.8 million in 2011. As a percentage of net sales, selling expenses remained steady at 4.2% in 2013 versus 4.1% in 2012 and 4.1% in 2011. General and administrative expenses, as a percentage of net sales, remained steady at 1.4% in 2013, 1.5% in 2012 and 1.4% in 2011. Accounts receivable write-offs were zero in 2013 and 2012, and $0.5 million in 2011. The Company did not increase the bad debt reserve in 2013, 2012 and 2011 to provide for potential bad debt expenses.

Interest expenses were $0.3 million in 2013, $0.3 million in 2012 and $0.3 million in 2011. The Company capitalized zero interest expense relating to the construction of assets in 2013, 2012 and 2011.

The Company’s effective tax rate was 33.6% in 2013, 32.6% in 2012 and 34.2% in 2011, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2013 effective tax rate approximately 2.5%.

As a result of the foregoing factors, the Company’s net income was $46.9 million in 2013, $19.8 million in 2012 and $50.1 million in 2011.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$47,218	$30,060	$26,169
Net cash used in investing activities	(43,466)	(40,284)	(16,946)
Net cash used in financing activities	(857)	(68,191)	(177)

Net increase (decrease) in cash and cash equivalents	$2,895	$(78,415)	$9,046

The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of the invoice. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock.

At December 31, 2013 and December 31, 2012, the Company had no debt outstanding.

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2013, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2013, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2013.

The Company paid interest totaling $265,000, $313,000 and $322,000 in 2013, 2012 and 2011, respectively. The Company did not capitalize any interest in 2013, 2012 and 2011.

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of December 31, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in 2013. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase represented approximately 11.8% of the Company’s outstanding shares as of the purchase date and was the only repurchase in 2012. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Net cash provided by operations was $47.2 million in 2013 compared to $30.1 million in 2012 and $26.2 million in 2011. The increase in cash provided by operations of $17.1 in 2013 versus 2012 was due to several factors. The Company had increased net income of $46.9 million in 2013 versus $19.8 million of net income in 2012. Inventory increased in 2013, resulting in a $7.1 million use of cash, while inventory was relatively unchanged in 2012 compared to 2011, resulting in a decrease of cash provided of $7.0 million in 2013 versus 2012. Accounts receivable increased in 2013, resulting in a use of cash of $17.8 million versus a decrease of $1.4 million in 2012, resulting in a negative swing in operating cash flow of $19.2 million in 2013 versus 2012. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes provided $5.2 million in cash in 2013 versus cash used of $5.4 million in 2012, a positive swing of $10.6 million in 2013 versus 2012. These changes in cash flow were the primary drivers of the $17.2 million increase in net cash flow provided by operations in 2013 versus 2012.

The small increase in net cash provided by operations of $3.9 million in 2012 versus 2011 was due to several factors. The Company had reduced net income of $19.8 million in 2012 versus $50.1 million of net income in 2011. Inventory increased in 2011, resulting in a $21.4 million use of cash, while inventory barely changed in 2012, resulting in a decrease of cash used of $21.2 million in 2012 versus 2011. Accounts receivable decreased in 2012, resulting in a source of cash of $1.4 million versus an increase of $9.0 million in 2011, resulting in a positive swing in cash flow of $10.4 million in 2012 versus 2011. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Accounts payable and accrued liabilities resulted in a $19.7 million increase in cash provided in 2012 versus 2011 due primarily to the increase in accounts payable, stemming from the timing of inventory receipts at quarter end. Changes in current and deferred taxes used $5.4 million in cash in 2012 versus cash provided of $9.2 million in 2011. These changes in cash flow were the primary drivers of the $3.9 million increase in cash flow from operations in 2012 versus 2011.

Net cash used in investing activities increased to $43.5 million in 2013 versus $40.3 million in 2012 and $16.9 million in 2011. In 2013, capital expenditures were used primarily to purchase 201 acres of land adjacent to the Company’s existing campus in McKinney, Texas for $25.7 million. In 2012, capital expenditures were used primarily for the construction of the new aluminum wire plant and the purchase and installation of machinery and equipment in that plant. In 2011, capital expenditures were used for various machinery and equipment, and completing the construction and equipping of the new research & development building.

The net cash used in financing activities of $0.9 million in 2013 consisted primarily of $1.7 million in dividend payments offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used in financing activities of $68.2 million in 2012 consisted primarily of $66.6 million used to repurchase 2,774,250 shares of its common stock from Capital Southwest Venture Corporation in May of 2012 along with dividend payments of $1.8 million. The cash used in financing activities of $0.2 million in 2011 consisted primarily of $1.9 million in dividend payments offset by $1.8 million proceeds from issuance of Company stock related to employees exercising stock options.

During 2014, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of December 31, 2013.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	74,486	74,486	—	—	—

Total	$74,486	$74,486	$—	$—	$—

Note:	Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $6.6 million of capital equipment and construction purchase orders open as of December 31, 2013.

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

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2013, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

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

The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2013, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2017, with interest payments due quarterly. At December 31, 2013, the balance outstanding under the Credit Agreement was zero.

There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2014 would increase the Company’s interest expense by $1.0 million.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the notes thereto appear on the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2014

Encore Wire Corporation

Consolidated Balance Sheets

	December 31
In Thousands of Dollars, Except Share Data	2013	2012
Assets
Current assets:
Cash and cash equivalents	$36,778	$33,883
Accounts receivable, net of allowance of $2,065 and $2,064	215,739	197,980
Inventories	70,780	63,656
Income taxes receivable	—	—
Deferred income taxes	4,756	5,790
Prepaid expenses and other	2,013	5,541

Total current assets	330,066	306,850
Property, plant and equipment – at cost:
Land and land improvements	47,324	18,466
Construction-in-progress	12,222	25,434
Buildings and improvements	90,930	90,790
Machinery and equipment	224,502	196,838
Furniture and fixtures	8,564	8,426

Total property, plant and equipment	383,542	339,954
Accumulated depreciation	(189,288)	(175,030)

Property, plant and equipment – net	194,254	164,924
Other assets	1,506	693

Total assets	$525,826	$472,467

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,465	$20,112
Accrued liabilities	23,006	23,438
Income taxes payable	1,447	1,807
Deferred income taxes	—	—

Total current liabilities	47,918	45,357
Noncurrent deferred income taxes	21,327	16,946
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,631,653 and 26,597,753	266	266
Additional paid-in capital	49,459	48,298
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	494,990	449,734

Total stockholders’ equity	456,581	410,164

Total liabilities and stockholders’ equity	$525,826	$472,467

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Income

	Year ended December 31
In Thousands, Except Per Share Data	2013	2012	2011
Net sales	$1,158,252	$1,072,348	$1,180,474
Cost of goods sold	1,023,180	982,021	1,039,619

Gross profit	135,072	90,327	140,855
Selling, general and administrative expenses	64,453	60,981	64,577

Operating income	70,619	29,346	76,278
Other (income) expense:
Interest and other income	(329)	(343)	(239)
Interest expense	265	313	322

Income before income taxes	70,683	29,376	76,195
Provision for income taxes	23,773	9,565	26,064

Net income	$46,910	$19,811	$50,131

Net income per common and common equivalent share – basic	$2.27	$0.91	$2.15

Weighted average common and common equivalent shares outstanding – basic	20,676	21,680	23,300
Net income per common and common equivalent share – diluted	$2.26	$0.91	$2.14

Weighted average common and common equivalent shares outstanding – diluted	20,764	21,732	23,410
Cash dividends declared per share	$0.08	$0.08	$0.08

See accompanying notes.

Encore Wire Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
In Thousands, Except Per Share Data	Shares	Amount				Total
Balance at December 31, 2010	26,367	264	45,040	(21,294)	383,367	407,377
Net income	—	—	—	—	50,131	50,131
Proceeds from exercise of stock options	220	2	1,786	—	—	1,788
Tax benefit on exercise of stock options	—	—	100	—	—	100
Stock-based compensation	—	—	416	—	—	416
Dividend declared—$0.08 per share	—	—	—	—	(1,867)	(1,867)
Purchase of treasury stock	—	—	—	(202)	—	(202)

Balance at December 31, 2011	26,587	266	47,342	(21,496)	431,631	457,743
Net income	—	—	—	—	19,811	19,811
Proceeds from exercise of stock options	11	—	198	—	—	198
Tax benefit on exercise of stock options	—	—	12	—	—	12
Stock-based compensation	—	—	746	—	—	746
Dividend declared—$0.08 per share	—	—	—	—	(1,708)	(1,708)
Purchase of treasury stock	—	—	—	(66,638)	—	(66,638)

Balance at December 31, 2012	26,598	266	48,298	(88,134)	449,734	410,164
Net income	—	—	—	—	46,910	46,910
Proceeds from exercise of stock options	34	—	622	—	—	622
Tax benefit on exercise of stock options	—	—	175	—	—	175
Stock-based compensation	—	—	364	—	—	364
Dividend declared—$0.08 per share	—	—	—	—	(1,654)	(1,654)
Purchase of treasury stock	—	—	—	—	—	—

Balance at December 31, 2013	26,632	$266	$49,459	$(88,134)	$494,990	$456,581

See accompanying notes

Encore Wire Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
In Thousands of Dollars	2013	2012	2011
Operating Activities
Net income	$46,910	$19,811	$50,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,788	14,280	13,728
Deferred income taxes	5,415	(6,085)	9,980
Excess tax benefits of options exercised	(175)	(12)	(100)
Stock-based compensation	364	746	416
Provision for bad debts	—	—	—
Other	(604)	(91)	(596)
Changes in operating assets and liabilities:
Accounts receivable	(17,760)	1,424	(9,002)
Inventories	(7,124)	(165)	(21,387)
Trade accounts payable and accrued liabilities	2,921	3,617	(16,104)
Other assets and liabilities	2,668	(4,110)	(106)
Current income taxes receivable / payable	(185)	645	(791)

Net cash provided by (used in) operating activities	47,218	30,060	26,169
Investing Activities
Purchases of property, plant and equipment	(44,505)	(40,301)	(25,007)
Proceeds from sale of assets	1,039	17	8,061

Net cash provided by (used in) investing activities	(43,466)	(40,284)	(16,946)
Financing Activities
Purchase of treasury stock	—	(66,638)	(202)
Proceeds from issuance of common stock, net	622	198	1,788
Dividends paid	(1,654)	(1,763)	(1,863)
Excess tax benefits of options exercised	175	12	100

Net cash provided by (used in) financing activities	(857)	(68,191)	(177)

Net increase (decrease) in cash and cash equivalents	2,895	(78,415)	9,046
Cash and cash equivalents at beginning of year	33,883	112,298	103,252

Cash and cash equivalents at end of year	$36,778	$33,883	$112,298

See accompanying notes.

Encore Wire Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 77.6%, 79.0% and 86.1% of the cost of goods sold during 2013, 2012, and 2011, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion contained in this paragraph and throughout this report. During 2013, aluminum rod used to draw into aluminum wire constituted 3.3% of cost of goods sold.

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

Freight Expenses

The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $21.7 million, $20.1 million and $18.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013 and 2012, the Company had no financial instruments that were required to be measured at fair value on a recurring basis.

At December 31, 2013 and 2012, the Company’s fair value of cash equivalents of $36.8 million and $33.9 million respectively, approximated carrying value due to the short maturity of these financial instruments.

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

Allowance for Losses Progression (In Thousands of Dollars)	2013	2012	2011
Beginning balance January 1	$2,064	$2,102	$2,582
(Write offs) of bad debts, net of collections of previous write offs	1	(38)	(480)
Bad debt provision	—	—	—

Ending balance at December 31	$2,065	$2,064	$2,102

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented. Accounting Standards Update (ASU) 2011-5, Comprehensive Income, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted and retrospective application required. Under ASU 2011-5, for companies that report items of other comprehensive income, there is a requirement to present comprehensive income along with net income in either a single continuous statement or two separate but consecutive statements. The Company has early adopted the provisions of ASU 2011-5 in fiscal 2011. However, as there were no differences between comprehensive income and reported income, the adoption did not have an effect on the Company’s financial statements as of December 31, 2013 and 2012, or for the three fiscal years ended December 31, 2013.

2. Inventories

Inventories consist of the following as of December 31:

In Thousands of Dollars	2013	2012
Raw materials	$28,293	$26,013
Work-in-process	21,881	22,309
Finished goods	82,997	88,750

Total	133,171	137,072
Adjust to LIFO cost	(62,391)	(73,416)
Lower of cost or market adjustment	—	—

Inventory, net	$70,780	$63,656

During 2013 and 2012 the Company did not liquidate any LIFO inventory layers established in prior years.

3. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

In Thousands of Dollars	2013	2012
Sales volume discounts payable	$15,898	$13,940
Property taxes payable	3,226	2,937
Commissions payable	2,027	1,768
Accrued salaries	1,314	4,235
Other accrued liabilities	541	558

Total accrued liabilities	$23,006	$23,438

4. Debt

At December 31, 2013 and December 31, 2012, the Company had no debt outstanding.

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2013, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2013, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2013.

The Company paid interest totaling $265,000, $313,000 and $322,000 in 2013, 2012 and 2011, respectively. The Company did not capitalize any interest in 2013, 2012 and 2011.

5. Income Taxes

The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands of Dollars	2013	2012	2011
Current:
Federal	$17,011	$14,609	$15,098
State	1,347	1,041	986
Deferred	5,415	(6,085)	9,980

Total Income Tax Expense	$23,773	$9,565	$26,064

The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands of Dollars	2013	2012	2011
Amount computed using the statutory rate	$24,739	$10,282	$26,668
State income taxes, net of federal tax benefit	1,063	463	990
Qualified domestic production activity deduction	(1,797)	(1,522)	(1,511)
Other items	(232)	342	(83)

Total Income Tax Expense	$23,773	$9,565	$26,064

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities. This deduction lowered the Company’s effective tax rate by approximately 2.5%, 5.1% and 2.0% for 2013, 2012 and 2011, respectively.

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2013 and 2012 is as follows:

	Deferred Tax Asset (Liability)
	2013		2012
In Thousands of Dollars	Current	Non-current	Current	Non-current
Depreciation	$—	$(21,327)	$—	$(16,945)
Inventory	3,104	—	4,313	—
Allowance for doubtful accounts	749	—	748	—
Uniform capitalization rules	309	—	350	—
Other	594	—	378	—

Deferred income tax asset (liability)	$4,756	$(21,327)	$5,789	$(16,945)

The Company made income tax payments of $18.5 million in 2013, $15.0 million in 2012 and $16.9 million in 2011.

The Company’s federal income tax returns for the years subsequent to December 31, 2009 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2008. The Company has no reserves for uncertain tax positions as of December 31, 2013. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013. The income tax impact of the 2013 research and development credit was a benefit of $32,000. As the legislation was not enacted until 2013, the income tax impact of the retroactive reinstatement and extension related to 2012 was not recognized until the first quarter of 2013. If the tax impact of the research and development credit had been recognized in 2012, it would have represented a $77,000 tax benefit.

In addition, the American Taxpayer Relief Act of 2012 renewed the alternative fuels tax credit. The income tax impact of the 2013 alternative fuels tax credit was a benefit of $150,000. The income tax impact of the retroactive reinstatement and extension related to 2012 was not recognized until the first quarter of 2013. If the tax impact of the alternative fuels tax credit had been recognized in 2012, it would have represented a $127,000 tax benefit.

6. Stock Options

In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the “1999 Stock Option Plan”, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2012 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. No options were granted in 2013 or 2011. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2013, 345,500 options were available to be granted in the future under the 2010 Stock Option Plan.

During 2013, 2012 and 2011, the Company recorded $364,000, $746,000 and $416,000, respectively, of stock based compensation included in selling, general and administrative expenses. The income tax benefit realized in excess of book deductions associated with stock based compensation totaled $175,000, $12,000 and $100,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following presents a summary of stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2013	345,150	$25.03
Granted	0	0.00
Exercised	(33,900)	18.37
Forfeited/Cancelled	(2,000)	28.74

Outstanding at December 31, 2013	309,250	$25.73	5.76	$8,804

Vested and exercisable at December 31, 2013	189,950	$24.26	4.37	$5,686

The fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011, was estimated on the date of grant using a Black-Scholes options pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	n/a	0.78%	n/a
Expected dividend yield	n/a	0.28%	n/a
Expected volatility	n/a	44.9%	n/a
Expected lives	n/a	5.0 years	n/a

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

During the years ended December 31, 2013, 2012, and 2011, the weighted average grant date fair value of options granted was n/a, $11.11 and n/a, respectively, and the total intrinsic value of options exercised was $0.8 million, $0.1 million and $3.1 million, respectively. As of December 31, 2013, total unrecognized compensation cost related to non-vested stock options of $0.9 million was expected to be recognized over a weighted average period of 2.90 years.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2013	2012	2011
Numerator:
Net income	$46,910	$19,811	$50,131

Denominator:
Denominator for basic earnings per share – weighted average shares	20,676	21,680	23,300
Effect of dilutive securities:
Employee stock options	88	52	110

Denominator for diluted earnings per share –weighted average shares	20,764	21,732	23,410

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2013	2012	2011
Weighted average anti-dilutive stock options	191	179	80
Weighted average exercise price per share	$31.16	$31.37	$31.28

8. Stockholders’ Equity

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of

Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of December 31, 2013, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in 2013. On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. Appropriate consents to the repurchase were also obtained from lenders under the Company’s Financing Agreement. The repurchase represented approximately 11.8% of the Company’s outstanding shares as of the purchase date and was the only repurchase in 2012. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

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

The ‘024 patent was also subject to parallel Inter Partes Reexamination Control No. 95/000,594, instituted by Cerro on November 11, 2010 (“the ‘594 reexamination”). The ‘024 patent exam proceeded with the ‘594 reexamination and ultimately all the claims were finally rejected by the Examiner in an ACP mailed August 10, 2012. In response to a right of appeal notice mailed by the Examiner on October 25, 2012, Southwire filed a notice of appeal on November 26, 2012 and filed an appeal brief on January 28, 2013. Southwire’s appeal brief exceeded the page limitations allowed for patent owner’s appeal briefs during reexaminations, and therefore the USPTO mailed a notice of defective appeal brief on February 20, 2013. Although Southwire was given at least one month to file a corrected appeal brief, Southwire filed a petition with the Patent Trial and Appeal Board (“PTAB”) on March 5, 2013, requesting a waiver of the page limit on appeal brief length. On June 24, 2013, the PTAB denied the petition to waive the appeal brief page limit and, since the time limit to file a corrected appeal brief had expired, also dismissed Southwire’s appeal. On July 12, 2013, the Examiner mailed a Notice of Intent to Issue Inter Partes Reexamination Certificate, cancelling all claims of the ‘024 patent. On August 6, 2013, Southwire petitioned for revival of the ‘024 Patent and re-opening of the ‘594 Reexamination on the grounds that its failure to timely file an Appellant’s Brief was unintentional. This petition was accompanied by a corrected Appellant’s Brief. Southwire’s petition to revive the ‘024 Patent was granted on October 24, 2013 and the ‘594 Reexamination was re-opened at the appeals stage. With the re-opening of the ‘594 Reexamination, Cerro filed their Respondent’s Brief on November 25, 2013, which was followed by the Examiner’s Answer to Southwire’s Appellant’s Brief on December 4, 2013. On January 6, 2014, both Southwire and Cerro submitted Rebuttal Briefs in response to the Examiner’s Answer. Once any remaining briefs are filed by the parties, the appeal will be submitted to the PTAB for a decision. Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire has been dismissed or stayed by agreement of the parties.

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

10. Encore Wire Corporation 401(k) Profit Sharing Plan

The Company sponsors a tax qualified 401(k) profit sharing plan known as the Encore Wire Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) that is intended to provide participating employees an opportunity to save money for retirement. Employees are eligible to participate in the 401(k) Plan and to receive matching contributions after attaining age 21 and completing one year of service (as defined in the 401(k) Plan).

Eligible employees may elect to contribute between 1% and 50% of eligible compensation to the 401(k) Plan on a pre-tax basis, up to IRS limits. These employee contributions are called elective deferral contributions. The Company matches a portion of the elective deferral contributions made to the 401(k) Plan by eligible employees. The 401(k) Plan provides for a safe-harbor matching contribution equal to 100% of the first 3% of an employee’s eligible compensation contributed to the 401(k) Plan and 50% of the next 2% of eligible compensation contributed by such employee to the 401(k) Plan for the year. Employer safe harbor matching contributions are 100% vested when paid.

The Company’s matching contributions were $0.9 million, $0.7 million and $0.6 million in years 2013, 2012 and 2011, respectively.

At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2013, 2012 or 2011.

11. Related Party Transactions

The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $12.0 million, $8.1 million and $6.9 million in 2013, 2012 and 2011, respectively, at prices that we believe are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2013, 2012 and 2011, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.

In February 2012, the Company entered into a Registration Rights Agreement with Capital Southwest Corporation and Capital Southwest Venture Corporation (together, “Capital Southwest”), pursuant to which the Company agreed to register the offer and sale of 4,086,750 shares of common stock of the Company held by Capital Southwest on a registration statement on Form S-3 (the “Registration Statement”). In exchange for registration of the offer and sale of such shares, Capital Southwest agreed to reimburse the Company for all costs, fees and expenses incurred by the Company in connection with such registration, unless the Registration Statement did not become effective solely due to the actions or omissions of the Company and without fault of Capital Southwest. The disinterested members of the board of directors of the Company approved the Company entering into the Registration Rights Agreement.

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

12. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
2013	March 31	June 30	September 30	December 31
Net sales	$265,351	$289,460	$309,927	$293,514
Gross profit	24,301	40,151	37,904	32,716
Net income (loss)	6,395	15,502	13,802	11,212
Net income (loss) per common share – basic	0.31	0.75	0.67	0.54
Net income (loss) per common share – diluted	0.31	0.75	0.66	0.54

	Three Months Ended
2012	March 31	June 30	September 30	December 31
Net sales	$280,466	$264,730	$269,152	$258,000
Gross profit	24,461	19,391	24,136	22,339
Net income (loss)	6,694	2,370	5,527	5,220
Net income (loss) per common share – basic	0.29	0.11	0.27	0.25
Net income (loss) per common share – diluted	0.29	0.11	0.27	0.25

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (1992 Framework). Based on our assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2013. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.

There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Wire Corporation

We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2014

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

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

Item 11. Executive Compensation.

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

Date: February 28, 2014	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	President, Chief Executive	February 28, 2014
Daniel L. Jones	Officer and Director (Principal Executive Officer)

/s/ FRANK J. BILBAN	Vice President-Finance,	February 28, 2014
Frank J. Bilban	Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD E. COURTNEY	Director	February 28, 2014
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 28, 2014
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 28, 2014
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 28, 2014
Scott D. Weaver

/s/ JOHN H. WILSON	Director	February 28, 2014
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended and restated, effective as of February 20, 2006 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-138165) and incorporated herein by reference).

10.2*	2010 Stock Option Plan (filed as Annex A to the Company’s Proxy Statement filed with the SEC on March 26, 2010 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.4*	Form of Stock Option Agreement under the 1999 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.5*	Form of Incentive Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated here by reference).

10.7	Registration Rights Agreement dated February 29, 2012 among Encore Wire Corporation, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2012 and incorporated herein by reference).

10.8	Share Repurchase Agreement dated May 14, 2012 by and among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

10.9	Credit Agreement dated September 27, 2012 by and among the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012 and incorporated herein by reference).

10.10	Commercial Contract of Sale dated June 18, 2013 by and among the Company, VTCR, LP, MADMT, LP and Prairie Flight, LP (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013 and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated February 28, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 28, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated February 28, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 28, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan