Form 10-Q
period 2014-03-31
ENCORE WIRE CORP
filed 2014-05-05
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of May 2, 2014: 20,713,952

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	March 31, 2014 (Unaudited)	December 31, 2013 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$36,822	$36,778
Accounts receivable, net of allowance of $2,065 and $2,065	219,147	215,739
Inventories	75,623	70,780
Income tax receivable	2,773	—
Deferred income taxes	353	4,756
Prepaid expenses and other	1,350	2,013

Total current assets	336,068	330,066
Property, plant and equipment—at cost:
Land and land improvements	48,269	47,324
Construction-in-progress	14,372	12,222
Buildings and improvements	93,406	90,930
Machinery and equipment	225,247	224,502
Furniture and fixtures	8,564	8,564

Total property, plant and equipment	389,858	383,542
Accumulated depreciation	(193,068)	(189,288)

Property, plant and equipment – net	196,790	194,254
Other assets	1,587	1,506

Total assets	$534,445	$525,826

Note:	The consolidated balance sheet at December 31, 2013, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	March 31, 2014 (Unaudited)	December 31, 2013 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,469	$23,465
Accrued liabilities	17,654	23,006
Income taxes payable	—	1,447
Deferred income taxes	—	—

Total current liabilities	46,123	47,918
Non-current deferred income taxes	20,790	21,327
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,648,153 and 26,631,653	266	266
Additional paid-in capital	49,971	49,459
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	505,429	494,990

Total stockholders’ equity	467,532	456,581

Total liabilities and stockholders’ equity	$534,445	$525,826

Note:	The consolidated balance sheet at December 31, 2013, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarters Ended March 31,
In Thousands, Except Per Share Data	2014	2013
Net sales	$277,198	$265,351
Cost of goods sold	245,022	241,050

Gross profit	32,176	24,301
Selling, general, and administrative expenses	15,451	15,147

Operating income	16,725	9,154
Net interest and other (income) expenses	(16)	(17)

Income before income taxes	16,741	9,171
Provision for income taxes	5,887	2,776

Net income	$10,854	$6,395

Net income per common and common equivalent share – basic	$0.52	$0.31

Weighted average common and common equivalent shares outstanding – basic	20,703	20,664
Net income per common and common equivalent share – diluted	$0.52	$0.31

Weighted average common and common equivalent shares outstanding – diluted	20,839	20,733
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In Thousands of Dollars	2014	2013
OPERATING ACTIVITIES
Net income	$10,854	$6,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,895	3,352
Deferred income taxes	3,866	(506)
Other	(16)	89
Changes in operating assets and liabilities:
Accounts receivable	(3,408)	(14,810)
Inventories	(4,843)	9,288
Trade accounts payable and accrued liabilities	(349)	(3,743)
Other assets and liabilities	602	3,862
Current income taxes receivable / payable	(4,118)	(2,146)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,483	1,781

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,425)	(2,588)
Other	(32)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,457)	(2,588)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	330	70
Dividends paid	(414)	(413)
Excess tax benefits of options exercised	102	11

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18	(332)

Net increase (decrease) in cash and cash equivalents	44	(1,139)
Cash and cash equivalents at beginning of period	36,778	33,883

Cash and cash equivalents at end of period	$36,822	$32,744

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2014	2013
Raw materials	$20,457	$28,293
Work-in-process	21,043	21,881
Finished goods	91,667	82,997

Total	133,167	133,171
Adjust to LIFO cost	(57,544)	(62,391)
Lower of cost or market adjustment	—	—

Inventory, net	$75,623	$70,780

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first quarter of 2014, the Company did not liquidate any LIFO inventory layers established in prior years. During the first quarter of 2013, the Company liquidated a portion of the layer established in 2011. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which negatively impacted net income for the first quarter of 2013 by $1,384,000. During the first quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $4.8 million during the quarter.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
In Thousands of Dollars	2014	2013
Sales volume discounts payable	$11,188	$15,898
Property taxes payable	829	3,226
Commissions payable	2,300	2,027
Accrued salaries	2,836	1,314
Other accrued liabilities	501	541

Total accrued liabilities	$17,654	$23,006

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 35.2% in the first quarter of 2014 versus 30.3% in the first quarter of 2013, consistent with the Company’s estimated liabilities. The increase in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	March 31, 2014	March 31, 2013

Numerator:
Net income (loss)	$10,854	$6,395

Denominator:
Denominator for basic net income per common and common equivalent share – weighted average shares	20,703	20,664
Effect of dilutive securities:
Employee stock options	136	69

Denominator for diluted net income per common and common equivalent share – weighted average shares	20,839	20,733

Weighted average employee stock options excluded from the determination of diluted net income per common and common equivalent share for the first quarter was 19,000 in 2014 and 191,000 in 2013. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at March 31, 2014, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2014, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2014.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. The Company’s Board of Directors has subsequently authorized increases and annual extensions of this stock repurchase program. As of March 31, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in the first quarter of 2014 or 2013. Other than net income, there was no material change in stockholders equity during the first quarter of 2014 or 2013.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “‘301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would be issued evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011. Subsequent to the issuance of the ‘301 reexamination certificate, a new inter partes reexamination proceeding was instituted by Cerro Wire against the reexamined ‘301 patent. At this time, all of the claims of the reexamined ‘301 patent have been rejected by the USPTO. This decision is not final.

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ‘024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ‘024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case will remain stayed until the USPTO issues a certificate of reexamination of the ‘024 patent. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed and Southwire will have the option to pursue its claims against the Company in the Northern District of Georgia, once the reexamination is completed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. In ordering reexamination of Southwire’s ‘024 patent, the USPTO determined that the Company’s submission of prior art raised a substantial new question of patentability of the claims of the ‘024 patent. On December 3, 2010, the USPTO issued a non-final office action rejecting all of the claims of the ‘024 Patent. Southwire filed a response to the non-final office action on February 3, 2011, which included legal arguments and supporting technical declarations. The Company filed its comments to the Southwire response on March 3, 2011, including points and authorities, legal arguments, and supporting technical declarations. On July 9, 2012, the Examiner issued an Action Closing Prosecution (“ACP”) finally rejecting patent claims 4-7 and 9-12 in the reexamination of the ‘024 patent. On August 15, 2012, Southwire filed a response to the ACP, which included extensive proposed claim amendments and arguments supporting the patentability of the proposed amended claims. The Company filed its comments to the Southwire response to the ACP on September 13, 2012, including points and authorities, legal arguments, and a supporting technical declaration. The Examiner refused entry of Southwire’s proposed amendments and maintained the rejection of all the claims under reexamination in a Right of Appeal Notice mailed September 28, 2012. On October 17, 2012, Southwire filed two petitions requesting that the reexamination be reopened or, in the alternative, that the proposed amendments presented in its September 13, 2012 response to ACP be entered into the record. Southwire filed a Notice of Appeal on October 29, 2012 and its Appellant’s Brief on December 31, 2012, followed by the Company filing its Respondent’s Brief on January 25, 2013. The petitions filed by Southwire on October 17, 2012 were denied by the USPTO in a decision mailed April 5, 2013. The Examiner’s Brief was mailed on July 16, 2013. Southwire filed its Rebuttal Brief on August 16, 2013. On March 28, 2014, the Patent Trial and Appeal Board (“PTAB”) issued its Decision on Appeal. In its opinion, the PTAB fully addressed one of nine grounds of rejection of the claims under reexamination as obvious in view of the prior art, sustaining the rejections of the broadest claims, but reversing the rejections of a number of the narrower claims. In light of the PTAB’s failure to address the remaining eight grounds of rejection with regards to these narrower claims, the Company filed a Request for Rehearing on April 22, 2014.

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

Although Southwire was given at least one month to file a corrected appeal brief, Southwire filed a petition with the PTAB on March 5, 2013, requesting a waiver of the page limit on appeal brief length. On June 24, 2013, the PTAB denied the petition to waive the appeal brief page limit and, since the time limit to file a corrected appeal brief had expired, also dismissed Southwire’s appeal. On July 12, 2013, the Examiner mailed a Notice of Intent to Issue Inter Partes Reexamination Certificate, cancelling all claims of the ‘024 patent. On August 6, 2013, Southwire petitioned for revival of the ‘024 Patent and re-opening of the ‘594 Reexamination on the grounds that its failure to timely file an Appellant’s Brief was unintentional. This petition was accompanied by a corrected Appellant’s Brief. Southwire’s petition to revive the ‘024 Patent was granted on October 24, 2013 and the ‘594 Reexamination was re-opened at the appeals stage. With the re-opening of the ‘594 Reexamination, Cerro filed their Respondent’s Brief on November 25, 2013, which was followed by the Examiner’s Answer to Southwire’s Appellant’s Brief on December 4, 2013. On January 6, 2014, both Southwire and Cerro submitted Rebuttal Briefs in response to the Examiner’s Answer. Once any remaining briefs are filed by the parties, the appeal will be submitted to the PTAB for a decision. Southwire’s complaints sought unspecified damages and injunctive relief. At this time, all pending litigation between Encore and Southwire has been dismissed or stayed by agreement of the parties.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 77.6%, 79.0% and 86.1% of the Company’s cost of goods sold during fiscal 2013, 2012 and 2011, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC has issued an order amending a rule to allow shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost. In fiscal 2013, aluminum wire sales constituted less than 6.9% of net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2014

	January 2014	February 2014	March 2014	Quarter Ended March 31, 2014
High	$3.43	$3.36	$3.28	$3.43
Low	3.22	3.20	2.98	2.98
Average	3.36	3.29	3.07	3.24

COMEX COPPER CLOSING PRICE 2013

	January 2013	February 2013	March 2013	Quarter Ended March 31, 2013
High	$3.74	$3.78	$3.54	$3.78
Low	3.59	3.53	3.40	3.40
Average	3.67	3.67	3.47	3.60

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2014 and 2013. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net sales were $277.2 million in the first quarter of 2014 compared to $265.4 million in the first quarter of 2013. This 4.5% increase in net sales is primarily the result of a 2.0% increase in copper wire sales driven by a 9.1% increase in copper wire unit volume shipped along with a 45.4% increase in aluminum wire sales driven by a 57.1% increase in aluminum wire unit volume shipped, offset somewhat by decreases in average selling prices of 6.5% and 7.5% of copper and aluminum wire, respectively. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 9.2% in the first quarter of 2014 compared to the first quarter of 2013, and was the principal driver of the decreased average sales price of copper wire. In the first quarter of 2014, aluminum building wire constituted 7.9% of the Company’s net sales dollars compared to 5.7% in the first quarter of 2013.

Cost of goods sold was $245.0 million, or 88.4% of net sales, in the first quarter of 2014, compared to $241.1 million, or 90.8% of net sales, in the first quarter of 2013. Gross profit increased to $32.2 million, or 11.6% of net sales, in the first quarter of 2014 versus $24.3 million, or 9.2% of net sales, in the first quarter of 2013.

The increase in gross profit margin percentage was primarily the result of a decrease in total raw materials cost, including the LIFO adjustment, from 82.0% to 78.8% in the first quarter of 2013 versus the first quarter of 2014. This decrease was offset somewhat by the percentage increase in the overhead expense category from 7.0% of net sales in 2013 to 7.5% in 2014. The increased gross margins were also aided by a 9.1% increase in copper pounds shipped and a 57.1% increase in aluminum pounds shipped. The spread between average prices paid for raw copper and the average price obtained for a pound of copper sold increased 1.6% in the first quarter of 2014 versus the first quarter of 2013 resulting from a 9.2% decline in the per pound cost of raw copper purchased while the average sales price per copper pound sold decreased only 6.5%. These drivers were slightly offset by a 3.4% decrease in the spread for aluminum products.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2014, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Due primarily to decreases in copper costs and a slight decrease in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials during the first quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $4.8 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2013, the Company liquidated a portion of the layer established in 2011, which negatively impacted net income for the first quarter of 2013 by $1.4 million.

Selling expenses, consisting of commissions and freight, for the first quarter of 2014 were $11.7 million, or 4.2% of net sales, compared to $11.0 million, or 4.2% of net sales, in the first quarter of 2013. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs were also relatively flat as a percentage of net sales. General and administrative expenses decreased to $3.7 million, or 1.3% of net sales, in the first quarter of 2014, compared to $4.1 million, or 1.5% of net sales, in the first quarter of 2013, primarily due to decreased legal and other administrative expenses. The provision for bad debts was $0 for the first quarters of 2014 and 2013.

Net interest and other (income) expense was virtually zero in the first quarters of 2014 and 2013. Income taxes were accrued at an effective rate of 35.2% in the first quarter of 2014, versus an effective rate of 30.3% in the first quarter of 2013. The increase in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income increased to $10.9 million in the first quarter of 2014 from $6.4 million in the first quarter of 2013.

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

Cash provided by operating activities was $6.5 million in the first three months of 2014 compared to cash provided of $1.8 million in the first three months of 2013. The following changes in components of cash flow from operations were notable. The Company had net income of $10.9 million in the first three months of 2014 versus net income of $6.4 million in the first three months of 2013. Accounts receivable increased in the first three months of 2014 and 2013, although at different amounts, resulting in a use of cash of $3.4 million and $14.8 million, respectively, driving a $11.4 million smaller use of cash in 2014 versus 2013. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first three months of both years, primarily due to the timing of sales in the quarters. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first quarter of 2014 while decreasing in the first quarter of 2013, resulting in a use of cash of $4.8 million in 2014 versus cash provided of $9.3 million first three months of 2013. The differential in cash used when comparing the first quarter of 2014 to the first quarter of 2013 is the result of several factors in the Company’s large inventory. Trade accounts payable and accrued liabilities resulted in a $3.4 million increase in cash provided in the first three months of 2014 versus the first three months of 2013 attributable primarily to the timing of inventory receipts at quarter end. In the first three months of 2014, changes in current and deferred taxes used cash of $0.3 million versus cash used of $2.7 million in the first three months of 2013. These changes in cash flow were the primary drivers of the $4.7 million increase in cash provided by operations in the first three months of 2014 versus the first three months of 2013.

Cash used in investing activities increased to $6.5 million in the first three months of 2014 from $2.6 million in the first three months of 2013 due to equipment purchases. Proceeds and tax benefits from exercised stock options offset $0.4 million of dividends paid resulting in cash used in financing activities of virtually zero in the first three months of 2014, versus $0.3 million in the first three months of 2013. As of March 31, 2014, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $36.8 million at March 31, 2014, versus $32.7 million at March 31, 2013.

During the remainder of 2014, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2014 associated with these projects are currently estimated to be between $18 million and $24 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2014.

Information Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward looking statements” see “Information Regarding Forward Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which is hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 5, 2014	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: May 5, 2014	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1	First Amendment to Credit Agreement, dated as of December 31, 2013, by and among the Company, Bank of America, N.A., as lender and administrative agent, and Wells Fargo Bank, National Association, as lender.

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 5, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 5, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated May 5, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated May 5, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document