Form 10-Q
period 2014-06-30
ENCORE WIRE CORP
filed 2014-08-01
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of August 1, 2014: 20,717,652

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	June 30, 2014 (Unaudited)	December 31, 2013 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$19,094	$36,778
Accounts receivable, net of allowance of $2,065 and $2,065	238,622	215,739
Inventories	80,182	70,780
Income tax receivable	—	—
Deferred income taxes	—	4,756
Prepaid expenses and other	2,371	2,013

Total current assets	340,269	330,066
Property, plant and equipment—at cost:
Land and land improvements	48,269	47,324
Construction-in-progress	17,884	12,222
Buildings and improvements	96,175	90,930
Machinery and equipment	225,923	224,502
Furniture and fixtures	8,620	8,564

Total property, plant and equipment	396,871	383,542
Accumulated depreciation	(196,217)	(189,288)

Property, plant and equipment – net	200,654	194,254
Other assets	1,741	1,506

Total assets	$542,664	$525,826

Note:	The consolidated balance sheet at December 31, 2013, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

In Thousands of Dollars, Except Share Data	June 30, 2014 (Unaudited)	December 31, 2013 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,468	$23,465
Accrued liabilities	22,136	23,006
Income taxes payable	1,724	1,447
Deferred income taxes	518	—

Total current liabilities	44,846	47,918
Non-current deferred income taxes	20,290	21,327
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,652,303 and 26,631,653	267	266
Additional paid-in capital	50,226	49,459
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	515,169	494,990

Total stockholders’ equity	477,528	456,581

Total liabilities and stockholders’ equity	$542,664	$525,826

Note:	The consolidated balance sheet at December 31, 2013, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands, Except Per Share Data	2014	2013	2014	2013
Net sales	$307,088	$289,460	$584,286	$554,811
Cost of goods sold	273,576	249,309	518,598	490,359

Gross profit	33,512	40,151	65,688	64,452
Selling, general, and administrative expenses	18,235	16,213	33,688	31,360

Operating income	15,277	23,938	32,000	33,092
Net interest and other (income) expenses	(3)	(18)	(19)	(35)

Income before income taxes	15,280	23,956	32,019	33,127
Provision for income taxes	5,126	8,454	11,012	11,230

Net income	$10,154	$15,502	$21,007	$21,897

Net income per common and common equivalent share – basic	$0.49	$0.75	$1.01	$1.06

Weighted average common and common equivalent shares outstanding – basic	20,715	20,669	20,709	20,667
Net income per common and common equivalent share – diluted	$0.49	$0.75	$1.01	$1.06

Weighted average common and common equivalent shares outstanding – diluted	20,835	20,738	20,837	20,736
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Thousands of Dollars	2014	2013
OPERATING ACTIVITIES
Net income	$21,007	$21,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,813	7,052
Deferred income taxes	4,237	4,769
Other	41	154
Changes in operating assets and liabilities:
Accounts receivable	(22,883)	(38,193)
Inventories	(9,402)	(847)
Trade accounts payable and accrued liabilities	(3,867)	2,551
Other assets and liabilities	(584)	1,822
Current income taxes receivable / payable	383	486

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,255)	(309)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,178)	(31,712)
Proceeds from sale of assets	75	—
Other	(32)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,135)	(31,712)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	428	169
Dividends paid	(828)	(827)
Excess tax benefits of options exercised	106	30

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(294)	(628)

Net increase (decrease) in cash and cash equivalents	(17,684)	(32,649)
Cash and cash equivalents at beginning of period	36,778	33,883

Cash and cash equivalents at end of period	$19,094	$1,234

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	June 30, 2014	December 31, 2013
Raw materials	$18,263	$28,293
Work-in-process	26,473	21,881
Finished goods	91,071	82,997

Total	135,807	133,171
Adjust to LIFO cost	(55,625)	(62,391)
Lower of cost or market adjustment	—	—

Inventory, net	$80,182	$70,780

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first six months of 2014, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the first quarter of 2013, the Company liquidated a portion of the layer established in 2011 and built some of that layer back in the second quarter of 2013. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs. This activity impacted net income positively in the second quarter of 2013 by $481,000 and negatively by $903,000 for the first six months of 2013. During 2014, LIFO adjustments were recorded decreasing cost of sales by $1.9 million in the second quarter and by $6.8 million in the first six months.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	June 30, 2014	December 31, 2013
Sales volume discounts payable	$13,967	$15,898
Property taxes payable	1,615	3,226
Commissions payable	2,348	2,027
Accrued salaries	3,677	1,314
Other accrued liabilities	529	541

Total accrued liabilities	$22,136	$23,006

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 33.5% in the second quarter of 2014 versus 35.3% in the second quarter of 2013, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate. For the six months ended June 30, the Company’s effective tax rate was approximately 34.4% in 2014 and 33.9% in 2013.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	June 30, 2014	June 30, 2013
Numerator:
Net income (loss)	$10,154	$15,502

Denominator:
Denominator for basic net income per common and common equivalent share – weighted average shares	20,715	20,669
Effect of dilutive securities:
Employee stock options	120	69

Denominator for diluted net income per common and common equivalent share – weighted average shares	20,835	20,738

The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the second quarter was 49,000 in 2014 and 191,000 in 2013. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Six Months Ended
In Thousands	June 30, 2014	June 30, 2013
Numerator:
Net income (loss)	$21,007	$21,897

Denominator:
Denominator for basic net income per common and common equivalent share – weighted average shares	20,709	20,667
Effect of dilutive securities:
Employee stock options	128	69

Denominator for diluted net income per common and common equivalent share – weighted average shares	20,837	20,736

The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the six months ended was 34,000 in 2014 and 191,000 in 2013. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at June 30, 2014, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2014, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2014.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and as of June 30, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in the first six months of 2014 or 2013. Other than net income, there was no material change in stockholders equity during the quarter and six months ended June 30, 2014.

NOTE 8 – CONTINGENCIES

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would be issued evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011. Subsequent to the issuance of the ‘301 reexamination certificate, a new inter partes reexamination proceeding was instituted by Cerro Wire against the reexamined ‘301 patent. At this time, all of the claims of the reexamined ‘301 patent have been rejected by the USPTO. This decision is not final.

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

The ‘024 patent was also subject to parallel Inter Partes Reexamination Control No. 95/000,594, instituted by Cerro on November 11, 2010 (“the ‘594 reexamination”). The ‘024 patent exam proceeded with the ‘594 reexamination and ultimately all the claims were finally rejected by the Examiner in an ACP mailed August 10, 2012. In response to a right of appeal notice mailed by the Examiner on October 25, 2012, Southwire filed a notice of appeal on November 26, 2012 and filed an appeal brief on January 28, 2013. Southwire’s appeal brief exceeded the page limitations allowed for patent owner’s appeal briefs during reexaminations, and therefore the USPTO mailed a notice of defective appeal brief on February 20, 2013. Southwire filed a corrected Appellant’s Brief and accompanying petition on August 6, 2013. The PTAB granted the petition and accepted the corrected Appellant’s Brief on October 24, 2013. Cerro filed their Respondent’s Brief on November 25, 2013, which was followed by the Examiner’s Answer to Southwire’s Appellant’s Brief on December 4, 2013. On January 6, 2014, both Southwire and Cerro submitted Rebuttal Briefs in response to the Examiner’s Answer. On July 16, 2014, the PTAB rendered its decision, affirming the Examiner’s rejections of all the claims under reexamination as anticipated by the prior art.

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

The Company’s operating results in any given time period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 77.6%, 79.0% and 86.1% of the Company’s cost of goods sold during fiscal 2013, 2012 and 2011, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC has issued an order amending a rule to allow shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost. In fiscal 2013, aluminum wire sales constituted less than 7.0% of net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2014

	April 2014	May 2014	June 2014	Quarter Ended June 30, 2014	Year-to-Date June 30, 2014
High	$3.14	$3.19	$3.19	$3.19	$3.43
Low	3.02	3.03	3.02	3.02	2.98
Average	3.07	3.13	3.10	3.10	3.17

COMEX COPPER CLOSING PRICE 2013

	April 2013	May 2013	June 2013	Quarter Ended June 30, 2013	Year-to-Date June 30, 2013
High	$3.44	$3.38	$3.37	$3.44	$3.78
Low	3.09	3.08	3.03	3.03	3.03
Average	3.28	3.30	3.18	3.25	3.42

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended June 30, 2014 and 2013. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Net sales were $307.1 million in the second quarter of 2014 compared to $289.5 million in the second quarter of 2013. This 6.1% increase in net sales is primarily the result of a 3.5% increase in copper wire sales driven by a 10.0% increase in copper wire unit volume shipped along with a 43.3% increase in aluminum wire sales driven by a 51.4% increase in aluminum wire unit volume shipped, offset somewhat by decreases in average selling prices of 6.0% and 5.4% of copper and aluminum wire, respectively. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The Company believes that certain competitors cut prices in the second quarter of 2014 in an effort to “remain competitive” with the Company’s superior service levels. The average cost per pound of raw copper purchased decreased 4.4% in the second quarter of 2014 compared to the second quarter of 2013, and was the principal driver of the decreased average sales price of copper wire. In the second quarter of 2014, aluminum building wire constituted 8.9% of the Company’s net sales dollars compared to 6.6% in the second quarter of 2013.

Cost of goods sold was $273.6 million, or 89.1% of net sales, in the second quarter of 2014, compared to $249.3 million, or 86.1% of net sales, in the second quarter of 2013. Gross profit decreased to $33.5 million, or 10.9% of net sales, in the second quarter of 2014 versus $40.2 million, or 13.9% of net sales, in the second quarter of 2013.

The decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the second quarter of 2014 versus the second quarter of 2013. The spread decreased 9.9% as a result of the average sales price per copper pound sold declining 6.0% while the per pound cost of raw copper decreased only 4.4%. Aluminum wire followed the same trend with the spread decreasing 8.4% in the same quarterly comparison. In 2014, total raw materials cost, including the LIFO adjustment, increased to 79.2% of net sales in the second quarter of 2014, versus 77.5% of net sales in the second quarter of 2013. This increase was compounded by an increase in the overhead expense category to 7.7% of net sales in the second quarter of 2014 versus 6.7% of net sales in the second quarter of 2013.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2014, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price. Due primarily to decreases in copper costs offset somewhat by an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials during the second quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $1.9 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2013, the Company liquidated a portion of the layer established in 2011 and built some of that layer back in the second quarter of 2013. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs. This activity impacted net income positively in the second quarter of 2013 by $481,000.

Selling expenses, consisting of commissions and freight, for the second quarter of 2014 were $14.1 million, or 4.6% of net sales, compared to $12.1 million, or 4.2% of net sales, in the second quarter of 2013. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.2% of net sales in the second quarter of 2014 from 1.9% of net sales in the second quarter of 2013, primarily due to small changes in the mix of both product sold and geographical destinations of product sold. General and administrative expenses remained steady at $4.2 million, or 1.4% of net sales, in the second quarter of 2014, compared to $4.1 million, or 1.4% of net sales, in the second quarter of 2013. The provision for bad debts was $0 for the second quarters of 2014 and 2013.

Net interest and other (income) expense was virtually zero in the second quarters of 2014 and 2013. Income taxes were accrued at an effective rate of 33.5% in the second quarter of 2014, versus an effective rate of 35.3% in the second quarter of 2013. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income decreased to $10.2 million in the second quarter of 2014 from $15.5 million in the second quarter of 2013.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net sales for the first six months of 2014 were $584.3 million compared with net sales of $554.8 million for the first six months of 2013. This 5.3% increase in net sales is primarily the result of a 44.2% increase in aluminum wire sales driven by a 53.9% increase in aluminum wire unit volume shipped along with a 2.8% increase in copper wire sales driven by a 9.6% increase in copper wire unit volume shipped, offset somewhat by a 6.3% decrease and a 6.2% decrease in the average selling price of aluminum and copper wire, respectively. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 6.7% in the first six months of 2014 compared to the first six months of 2013, and was the principal driver of the decreased average sales price of copper wire. In the first six months of 2014, aluminum building wire constituted 8.4% of the Company’s net sales dollars compared to 6.1% in the first six months of 2013.

Cost of goods sold increased to $518.6 million in the first six months of 2014, compared to $490.4 million in the first six months of 2013. Gross profit increased to $65.7 million, or 11.2% of net sales, in the first six months of 2014 versus $64.5 million, or 11.6% of net sales, in the first six months of 2013.

The decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2014 versus the first six months of 2013 due primarily to decreased industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The spread decreased 5.0% in the first six months of 2014 versus the first six months of 2013. The spread was compressed as a result of the 6.2% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 6.7%. (In nominal dollars, the sales price declined more than the cost of copper.) Aluminum wire followed the same trend with the spread decreasing 6.0% in the same year-to-date comparison.

Due primarily to decreases in copper costs and a slight increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2014, a LIFO adjustment was recorded decreasing cost of sales by $6.8 million during the six month period. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2014 increased to $25.8 million, or 4.4% of net sales, compared to $23.1 million, or 4.2% of net sales, in the same period of 2013. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $0.9 million in concert with the increased sales dollars. Freight costs for the first six months of 2014 increased $1.8 million to $12.2 million or 2.1% of net sales versus $10.4 million or 1.9% of net sales for the first six months of 2013. General and administrative expenses were $7.9 million, or 1.4% of net sales, in the first half of 2014 compared to $8.2 million, or 1.5% of net sales, in the first half of 2013. The provision for bad debts was zero in the first six months of 2014 and 2013, respectively.

Net interest and other expense (income) was virtually zero in the first half of both 2014 and 2013. Income taxes were accrued at an effective rate of 34.4% in the first six months of 2014 versus 33.9% in the first six months of 2013, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income decreased to $21.0 million in the first half of 2014 from $21.9 million in the first half of 2013.

Liquidity and Capital Resources

The Company maintains a substantial inventory of finished products to promptly satisfy customers’ delivery requirements. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.

For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.

Cash used in operating activities was $3.3 million in the first six months of 2014 compared to cash used of $0.3 million in the first six months of 2013. The following changes in components of cash flow from operations were notable. The Company had net income of $21.0 million in the first six months of 2014 versus net income of $21.9 million in the first six months of 2013. Accounts receivable increased in the first six months of both 2014 and 2013, although at different amounts, resulting in a use of cash of $22.9 million and $38.2 million, respectively, driving a $15.3 million smaller use of cash in 2014 versus 2013. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first six months of both years, primarily due to increased sales volumes. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first six months of both 2014 and 2013, resulting in a use of cash of $9.4 and $0.8 million, respectively. Trade accounts payable and accrued liabilities resulted in a $6.4 million increase in cash used in the first six months of 2014 versus the first six months of 2013 attributable primarily to the timing of inventory receipts at quarter end. In the first six months of 2014, changes in current and deferred taxes provided cash of $4.6 million versus $5.3 million in the first six months of 2013. These changes in cash flow were the primary drivers of the $2.9 million increase in cash used in operations in the first six months of 2014 versus the first six months of 2013.

Cash used in investing activities decreased to $14.1 million in the first six months of 2014 from $31.7 million in the first six months of 2013 due to the dollars spent in early 2013 to purchase 201 acres of land adjacent to the Company’s campus for $25.7 million. Cash used in financing activities consisted of $0.8 million of cash dividends offset by $0.5 million of proceeds and tax benefits from exercised stock options resulting in $0.3 million of cash used in the first six months of 2014, versus $0.6 million in the first six months of 2013. As of June 30, 2014, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $19.1 million at June 30, 2014, versus $1.2 million at June 30, 2013.

During the remainder of 2014, the Company expects its capital expenditures will consist primarily of expenditures related to the recently announced expansion of its aluminum building wire plant and purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2014 associated with these projects are currently estimated to be between $40 million and $45 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2014.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 1, 2014	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: August 1, 2014	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated June 30, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated June 30, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated June 30, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated June 30, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document