Form 10-Q
period 2014-09-30
ENCORE WIRE CORP
filed 2014-10-31
CIK 850460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of Common Stock, par value $0.01, outstanding as of October 31, 2014: 20,720,052

ENCORE WIRE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENCORE WIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

In Thousands of Dollars	September 30, 2014 (Unaudited)	December 31, 2013 (See Note)
ASSETS
Current assets:
Cash and cash equivalents	$38,844	$36,778
Accounts receivable, net of allowance of $2,065 and $2,065	230,180	215,739
Inventories	80,473	70,780
Income tax receivable	—	—
Deferred income taxes	414	4,756
Prepaid expenses and other	2,577	2,013

Total current assets	352,488	330,066
Property, plant and equipment—at cost:
Land and land improvements	48,305	47,324
Construction-in-progress	29,262	12,222
Buildings and improvements	96,405	90,930
Machinery and equipment	227,479	224,502
Furniture and fixtures	8,652	8,564

Total property, plant and equipment	410,103	383,542
Accumulated depreciation	(199,874)	(189,288)

Property, plant and equipment – net	210,229	194,254
Other assets	1,636	1,506

Total assets	$564,353	$525,826

In Thousands of Dollars, Except Share Data	September 30, 2014 (Unaudited)	December 31, 2013 (See Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,865	$23,465
Accrued liabilities	26,180	23,006
Income taxes payable	4,897	1,447
Deferred income taxes	—	—

Total current liabilities	55,942	47,918
Non-current deferred income taxes and other	20,045	21,327
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000; Issued shares – 26,654,703 and 26,631,653	267	266
Additional paid-in capital	50,416	49,459
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	525,817	494,990

Total stockholders’ equity	488,366	456,581

Total liabilities and stockholders’ equity	$564,353	$525,826

Note:	The consolidated balance sheet at December 31, 2013, as presented, is derived from the audited consolidated financial statements at that date.

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Per Share Data	2014	2013	2014	2013
Net sales	$297,351	$309,927	$881,637	$864,738
Cost of goods sold	263,278	272,023	781,877	762,382

Gross profit	34,073	37,904	99,760	102,356
Selling, general, and administrative expenses	17,442	17,126	51,129	48,485

Operating income	16,631	20,778	48,631	53,871
Net interest and other (income) expenses	(13)	(10)	(32)	(44)

Income before income taxes	16,644	20,788	48,663	53,915
Provision for income taxes	5,581	6,986	16,593	18,216

Net income	$11,063	$13,802	$32,070	$35,699

Net income per common and common equivalent share – basic	$0.53	$0.67	$1.55	$1.73

Weighted average common and common equivalent shares outstanding – basic	20,718	20,680	20,712	20,663
Net income per common and common equivalent share – diluted	$0.53	$0.66	$1.54	$1.72

Weighted average common and common equivalent shares outstanding – diluted	20,819	20,768	20,831	20,739
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

ENCORE WIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Thousands of Dollars	2014	2013
OPERATING ACTIVITIES
Net income	$32,070	$35,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,631	10,947
Deferred income taxes	2,937	5,845
Other	324	214
Changes in operating assets and liabilities:
Accounts receivable	(14,441)	(38,954)
Inventories	(9,693)	(8,957)
Trade accounts payable and accrued liabilities	3,598	13,279
Other assets and liabilities	(697)	2,579
Current income taxes receivable / payable	3,564	1,824

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,293	22,476

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,624)	(39,465)
Proceeds from sale of assets	75	—
Other	(32)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,581)	(39,465)

FINANCING ACTIVITIES
Proceeds from issuances of common stock	483	439
Dividends paid	(1,243)	(1,241)
Excess tax benefits of options exercised	114	53

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(646)	(749)

Net increase (decrease) in cash and cash equivalents	2,066	(17,738)
Cash and cash equivalents at beginning of period	36,778	33,883

Cash and cash equivalents at end of period	$38,844	$16,145

See accompanying notes.

ENCORE WIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

Inventories consist of the following:

In Thousands of Dollars	September 30, 2014	December 31, 2013
Raw materials	$21,129	$28,293
Work-in-process	20,998	21,881
Finished goods	93,747	82,997

Total	135,874	133,171
Adjust to LIFO cost	(55,401)	(62,391)
Lower of cost or market adjustment	—	—

Inventory, net	$80,473	$70,780

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.

During the first six months of 2014, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the third quarter of 2014, that layer was replenished. During the first quarter of 2013, the Company liquidated a portion of the copper layer established in 2011. During the second and third quarters of 2013 that layer was replenished. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2013 by $0.9 million offsetting the $0.9 million negative net impact from the liquidation in the first six months of 2013. During 2014, LIFO adjustments were recorded decreasing cost of sales by $0.2 million in the third quarter and by $7.0 million in the first nine months.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands of Dollars	September 30, 2014	December 31, 2013
Sales volume discounts payable	$15,444	$15,898
Property taxes payable	2,566	3,226
Commissions payable	2,207	2,027
Accrued salaries	4,689	1,314
Other accrued liabilities	1,274	541

Total accrued liabilities	$26,180	$23,006

NOTE 4 – INCOME TAXES

Income taxes were accrued at an effective rate of 33.5% in the third quarter of 2014 versus 33.6% in the third quarter of 2013, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate. For the nine months ended September 30, the Company’s effective tax rate was approximately 34.1% in 2014 and 33.8% in 2013.

NOTE 5 – EARNINGS PER SHARE

Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	Sept. 30, 2014	Sept. 30, 2013
Numerator:
Net income (loss)	$11,063	$13,802

Denominator:
Denominator for basic net income per common and common equivalent share – weighted average shares	20,718	20,680
Effect of dilutive securities:
Employee stock options	101	88

Denominator for diluted net income per common and common equivalent share – weighted average shares	20,819	20,768

The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the third quarter was 49,000 in 2014 and zero in 2013. Such options were anti-dilutive for the respective periods.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Nine Months Ended
In Thousands	Sept. 30, 2014	Sept. 30, 2013
Numerator:
Net income (loss)	$32,070	$35,699

Denominator:
Denominator for basic net income per common and common equivalent share – weighted average shares	20,712	20,663
Effect of dilutive securities:
Employee stock options	119	76

Denominator for diluted net income per common and common equivalent share – weighted average shares	20,831	20,739

The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the nine months ended was 39,000 in 2014 and 127,000 in 2013. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT

The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent (the “Credit Agreement”). The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at September 30, 2014, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2014, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.

Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2014.

NOTE 7 – STOCKHOLDERS’ EQUITY

On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and as of September 30, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2015. The Company did not repurchase any shares of its stock in the first nine months of 2014 or 2013. Other than net income, there was no material change in stockholders equity during the quarter and nine months ended September 30, 2014.

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

The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 77.6%, 79.0% and 86.1% of the Company’s cost of goods sold during fiscal 2013, 2012 and 2011, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC has issued an order amending a rule to allow shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost. In fiscal 2013, aluminum wire sales constituted less than 7.0% of net sales. Historically, the cost of aluminum has been much less than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2014

	July 2014	August 2014	September 2014	Quarter Ended Sept. 30, 2014	Year-to-Date Sept. 30, 2014
High	$3.27	$3.24	$3.16	$3.27	$3.43
Low	3.17	3.09	3.01	3.01	2.98
Average	3.23	3.16	3.09	3.16	3.16

COMEX COPPER CLOSING PRICE 2013

	July 2013	August 2013	September 2013	Quarter Ended Sept. 30, 2013	Year-to-Date Sept. 30, 2013
High	$3.20	$3.36	$3.35	$3.36	$3.78
Low	3.04	3.16	3.21	3.04	3.03
Average	3.14	3.28	3.27	3.23	3.36

The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended September 30, 2014 and 2013. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net sales were $297.4 million in the third quarter of 2014 compared to $309.9 million in the third quarter of 2013. This 4.1% decrease in net sales is primarily the result of a 6.4% decrease in copper wire sales driven by a 5.7% decrease in copper wire unit volume shipped, along with decreases in average selling prices of 0.7% and 2.0% of copper and aluminum wire, respectively, offset somewhat by a 25.8% increase in aluminum wire sales driven by a 28.4% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 1.8% in the third quarter of 2014 compared to the third quarter of 2013, and was the principal driver of the decreased average sales price of copper wire. In the third quarter of 2014, aluminum building wire constituted 9.4% of the Company’s net sales dollars compared to 7.2% in the third quarter of 2013.

Cost of goods sold was $263.3 million, or 88.5% of net sales, in the third quarter of 2014, compared to $272.0 million, or 87.8% of net sales, in the third quarter of 2013. Gross profit decreased to $34.1 million, or 11.5% of net sales, in the third quarter of 2014 versus $37.9 million, or 12.2% of net sales, in the third quarter of 2013.

The small percentage decrease in gross profit margin percentage was primarily the result of an increase in the other overhead category from 7.1% of net sales in the third quarter of 2013 to 8.2% in the third quarter of 2014. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper increased 2.1% in the third quarter of 2014 versus the third quarter of 2013. The spread increased as a result of the average sales price per copper pound sold declining 0.7% while the per pound cost of raw copper decreased 1.8%. The aluminum wire spread decreased 9.7% in the same quarterly comparison. In 2014, total raw materials cost, including the LIFO adjustment, decreased to 78.2% of net sales in the third quarter of 2014, versus 78.6% of net sales in the third quarter of 2013.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2014, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to a decrease in copper inventory quantities on hand, largely offset by an increase in aluminum costs aided somewhat by price and volume movements of other materials during the third quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $0.2 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in

Item 1 to this report, during the first six months of 2014, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the third quarter of 2014, that layer was replenished. During the first quarter of 2013, the Company liquidated a portion of the LIFO inventory layer in the copper wire pool established in 2011. During the second and third quarters of 2013 that layer was replenished. As a result, under the LIFO method, this inventory layer was liquidated at historical costs that were higher than current costs, which positively impacted net income for the third quarter of 2013 by $0.9 million offsetting the $0.9 million negative net impact from the liquidation in the first six months of 2013.

Selling expenses, consisting of commissions and freight, for the third quarter of 2014 were $13.3 million, or 4.5% of net sales, compared to $12.8 million, or 4.1% of net sales, in the third quarter of 2013. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.1% of net sales in the third quarter of 2014 from 1.8% of net sales in the third quarter of 2013, primarily due to small changes in the mix of both product sold and the geographical distribution of product sold. General and administrative expenses remained relatively constant at $4.2 million, or 1.4% of net sales, in the third quarters of both years. The provision for bad debts was $0 for the third quarters of 2014 and 2013.

Net interest and other (income) expense was virtually zero in the third quarters of 2014 and 2013. Income taxes were accrued at an effective rate of 33.5% in the third quarter of 2014, versus an effective rate of 33.6% in the third quarter of 2013. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.

As a result of the foregoing factors, the Company’s net income decreased to $11.1 million in the third quarter of 2014 from $13.8 million in the third quarter of 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net sales for the first nine months of 2014 were $881.6 million compared with net sales of $864.7 million for the first nine months of 2013. This 2.0% increase in net sales is primarily the result of a 36.9% increase in aluminum wire sales driven by a 43.6% increase in aluminum wire unit volume shipped, offset somewhat by 4.7% and 4.3% decreases in the average selling price of aluminum and copper wire, respectively. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 4.9% in the first nine months of 2014 compared to the first nine months of 2013, and was the principal driver of the decreased average sales price of copper wire. In the first nine months of 2014, aluminum building wire constituted 8.8% of the Company’s net sales dollars compared to 6.5% in the first nine months of 2013.

Cost of goods sold increased to $781.9 million in the first nine months of 2014, compared to $762.4 million in the first nine months of 2013. Gross profit decreased to $99.8 million, or 11.3% of net sales, in the first nine months of 2014 versus $102.4 million, or 11.8% of net sales, in the first nine months of 2013.

The decrease in gross profit margin percentage was the result of several factors, including a decrease in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first nine months of 2014 versus the first nine months of 2013. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper decreased 2.6% in the first nine months of 2014 versus the first nine months of 2013. The spread was compressed as a result of the 4.3% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 4.9%. (In nominal dollars, the sales price declined more than the cost of copper.) Aluminum wire followed the same trend with the spread decreasing 7.7% in the same year-to-date comparison.

Due primarily to decreases in copper costs, and volume fluctuations in copper and other materials, somewhat offset by price movements of other materials in the first nine months of 2014, a LIFO adjustment was recorded decreasing cost of sales by $7.0 million during the nine month period. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2014 increased to $39.1 million, or 4.4% of net sales, compared to $35.9 million, or 4.2% of net sales, in the same period of 2013. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $0.8 million in concert with the increased sales dollars. Freight costs for the first nine months of 2014 increased $2.4 million to $18.4 million or 2.1% of net sales versus $16.0 million or 1.8% of net sales for the first nine months of 2013. General and administrative expenses were $12.0 million, or 1.4% of net sales, in the first nine months of 2014 compared to $12.6 million, or 1.5% of net sales, in the first nine months of 2013. The provision for bad debts was zero in the first nine months of 2014 and 2013, respectively.

Net interest and other expense (income) was virtually zero in the first nine months of both 2014 and 2013. Income taxes were accrued at an effective rate of 34.1% in the first nine months of 2014 versus 33.8% in the first nine months of 2013, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income decreased to $32.1 million in the first nine months of 2014 from $35.7 million in the first nine months of 2013.

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

Cash provided by operating activities was $29.3 million in the first nine months of 2014 compared to cash provided of $22.5 million in the first nine months of 2013. The following changes in components of cash flow from operations were notable. The Company had net income of $32.1 million in the first nine months of 2014 versus net income of $35.7 million in the first nine months of 2013. Accounts receivable increased in the first nine months of both 2014 and 2013, although at different amounts, resulting in a use of cash of $14.4 million and $39.0 million, respectively, driving a $24.5 million lower use of cash in 2014 versus 2013. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Accounts receivable increased in the first nine months of both years, primarily due to increased sales dollars. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first nine months of both 2014 and 2013, resulting in a use of cash of $9.7 million and $9.0 million, respectively. Trade accounts payable and accrued liabilities resulted in a $9.7 million increase in cash used in the first nine months of 2014 versus the first nine months of 2013 attributable primarily to the timing of inventory receipts at quarter end. In the first nine months of 2014, changes in current and deferred taxes provided cash of $6.5 million versus $7.7 million in the first nine months of 2013. These changes in cash flow were the primary drivers of the $6.8 million increase in cash provided by operations in the first nine months of 2014 versus the first nine months of 2013.

Cash used in investing activities decreased to $26.6 million in the first nine months of 2014 from $39.5 million in the first nine months of 2013. In 2013, the Company purchased 201 acres of land adjacent to the Company’s campus for $25.7 million. Cash used in financing activities consisted of $1.2 million of cash dividends offset by $0.6 million of proceeds and tax benefits from exercised stock options resulting in $0.6 million of cash used in the first nine months of 2014, versus $0.7 million in the first nine months of 2013. As of September 30, 2014, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $38.8 million at September 30, 2014, versus $16.1 million at September 30, 2013.

During the remainder of 2014, the Company expects its capital expenditures will consist primarily of expenditures related to the recently announced expansion of its aluminum building wire plant and purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2014 associated with these projects are currently estimated to be between $42 million and $46 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2014.

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

Item 1A. Risk Factors.

Other than the risk factor set forth below, there have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Cybersecurity Breaches and other Disruptions to our Information Technology Systems

The efficient operation of our business is dependent on our information technology system to process, transmit and store sensitive electronic data, including employee, distributor and customer records, and to manage and support our business operations and manufacturing processes. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology system may be vulnerable to attacks by hackers or breaches due to errors or malfeasance by employees and others who have access to our system, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters. Any such event could compromise our information technology system, expose our customers, distributors and employees to risks of misuse of confidential information, impair our ability to effectively and timely operate our business and manufacturing processes, and cause other disruptions, which could result in legal claims or proceedings, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our results of operations and competitive position.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 31, 2014	/s/ DANIEL L. JONES
Daniel L. Jones, President and
Chief Executive Officer

Dated: October 31, 2014	/s/ FRANK J. BILBAN
Frank J. Bilban, Vice President – Finance,
Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Encore Wire Corporation and all amendments thereto (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of Encore Wire Corporation, as amended through February 27, 2012 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).

4.2	Registration Rights Agreement dated February 29, 2012 among the Company, Capital Southwest Corporation and Capital Southwest Venture Corporation (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

31.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated September 30, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated September 30, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Daniel L. Jones, President and Chief Executive Officer of the Company, dated September 30, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer, dated September 30, 2014 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document