Form 10-K
period 2014-12-31
ENCORE WIRE CORP
filed 2015-02-25
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $918,079,360 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 24, 2015: 20,722,352
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2015 annual meeting of stockholders – Part III

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
Strategy
Encore’s strategy is to further expand its share of the building wire market primarily by emphasizing a high level of customer service and the addition of new products that complement its current product line, while maintaining and enhancing its low-cost production capabilities. The Company maintains product inventory levels sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills customer orders are key competitive advantages critical to marketing its products. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly motivated work force.
Customer Service. Encore is highly focused on responding to customer needs, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving a high order fill rate and rapidly handling customer orders, shipments, inquiries and returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.
Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic cable. The colors have improved on-the-job safety and reduced installation times for contractors. Encore Wire’s new patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has seven patents and nineteen patent-pending innovations that range from process improvements to packaging solutions.
Low-Cost Production. Encore’s low-cost production capability features an efficient plant design and an incentivized work force.
Efficient Plant Design. Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.
Incentivized Work Force. The Company has a stock option plan and a stock appreciation rights plan that enhance the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program that emphasizes employee participation. The Company provides a 401(k) retirement savings plan to all employees.
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2 and other types of wire products, including metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the conductor. The principal bases for differentiation among stock-keeping units (“SKUs”) are product type, conductor type, diameter, insulation, color and packaging.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.

UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from buildings. UF-B cable is composed of two or three PVC-insulated copper wire conductors, with an uninsulated ground wire, all jacketed in PVC.
SE Style Cable. Service Entrance cable is primarily utilized as an external service drop from the meter base to the distribution equipment. SE style cable is composed of copper or aluminum multiple conductors, insulated with PVC or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in PVC.
THHN/THWN-2 Cable. THHN/THWN-2 cable is used primarily as feeder, circuit and branch wiring in commercial and industrial buildings. It is composed of a copper or aluminum single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THHN/THWN-2 cable through cable tray or protective conduit pipe.
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
Metal-Clad and Armored Cable. Metal-clad and armored cable is used primarily as feeder, circuit and branch wiring, primarily in commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with PVC, which are further coated with nylon and then fully encased in a flexible aluminum or steel “armored” protective sheath that eliminates the need to pull the wire through pipe or conduit.
Photovoltaic Cable. Photovoltaic style cables are designed to meet the different needs of the emerging Solar Industry by providing connections between PV panels, collector boxes and inverters; and where allowed by the National Electric Code (NEC).
Bare Copper. Bare copper conductors are used in overhead electrical transmission and distribution systems for grounding electrical systems, and where high conductivity and flexibility are required for equipment and circuit grounding.
Manufacturing
The efficiency of Encore’s highly automated manufacturing facility is a key element of its low-cost production capability. Encore’s residential wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process.
The manufacturing process for the Company’s various products involves multiple steps, including: casting, drawing, stranding, compounding, insulating, cabling, jacketing and armoring.
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
Stranding. Stranding is the process of twisting together from seven to sixty-one individual bare wire strands to form a single cable. The purpose of stranding is to improve the flexibility of wire while maintaining its electrical current carrying capacity.
PVC Compounding. PVC compounding is the process of mixing the various raw materials that are required to produce the PVC necessary to meet specifications of Underwriters Laboratories, Inc. (“UL”) for the insulation and jacket requirements for the wire that is manufactured.
Insulating. Insulating is the process of extruding PVC over the solid or stranded wire.
Cabling. Cabling is the process of twisting together two or more insulated conductors to form a cable.
Jacketing. Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap. Jacketing also comprises extruding a nylon covering over some PVC-insulated products, such as THHN/THWN-2.

Metal-Cladding and Armoring. Metal-cladding and armoring is the process of covering two or more insulated conductor wires, with or without an uninsulated ground wire, with a spiral interlocking cover of aluminum or steel to form a finished product.
Encore manufactures and tests all of its products in accordance with the standards of UL, a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct routine product tests. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of UL. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators perform and record routine physical measurements of products, all of which are separately verified and approved by quality control inspectors. Although suppliers pre-test PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing. Additionally, UL representatives routinely visit and test products from each area of manufacturing.
Customers
Encore sells its wire principally to wholesale electrical distributors throughout the United States and, to a lesser extent, to retail home improvement centers. Most distributors supply products to electrical contractors. Encore’s customer base is numerous and diversified. Encore has no customer, the loss of which would have a material adverse effect on the Company.
Encore believes that the speed and completeness with which it fills customers’ orders is crucial to its ability to expand the market share for its products. The Company also believes that, for a variety of reasons, many customers strive to maintain lean inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers’ prompt delivery requirements.
Marketing and Distribution
Encore markets its products throughout the United States primarily through independent manufacturers’ representatives and, to a lesser extent, through its own direct marketing efforts.
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located in Chattanooga, Tennessee; Norcross, Georgia; Cincinnati, Ohio; Canton, Michigan; Edison, New Jersey; Louisville, Kentucky; Greensboro, North Carolina; Pittsburgh, Pennsylvania; Santa Fe Springs, California; Hayward, California; and Lakeland, Florida. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded nominal bad debt charges in 2014, 2013, and 2012. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2014, Encore had 1,182 employees, 1,009 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting nearly 83.5% of the dollar value of all raw materials used by the Company during 2014. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2014, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod for aluminum wire production.
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
The principal elements of competition in the electrical wire and cable industry are, in the Company's opinion, order fill rate, quality, pricing, and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors.
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
Research and Development Activities
The Company classifies research and development activities as a component of production overhead. Research and development costs were approximately $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Research and development costs attributable to customer-sponsored research activities performed by the Company were insignificant.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its product in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 74.7%, 77.6% and 79.0% of the costs of goods sold during 2014, 2013 and 2012, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
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

Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, Mr. Daniel L. Jones, the Chairman, President and Chief Executive Officer, and Mr. Frank J. Bilban, the Company’s Vice President and Chief Financial Officer (neither of whom are bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012 and then continuing upward momentum in 2013 and 2014. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012, before turning around and improving in 2013 and 2014.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 36% of the outstanding common stock of the Company. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
In the future, these stockholders could sell large amounts of common stock over relatively short periods of time. The Company cannot predict if, when or in what amounts stockholders may sell any of their shares. Sales of substantial amounts of the Company’s common stock in the public market by existing stockholders or the perception that these sales could occur, may adversely affect the market price of our common stock by creating a public perception of difficulties or problems with the Company’s business.
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
Cybersecurity Breaches and other Disruptions to our Information Technology Systems
The efficient operation of our business is dependent on our information technology systems to process, transmit and store sensitive electronic data, including employee, distributor and customer records, and to manage and support our business operations and manufacturing processes.  The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology system may be vulnerable to attacks by hackers or breaches due to errors or malfeasance by employees and others who have access to our system, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters. Any such event could compromise our information technology system, expose our customers, distributors and employees to risks of misuse of confidential information, impair our ability to effectively and timely operate our business and manufacturing processes, and cause other disruptions, which could result in legal claims or proceedings, disrupt our operations and the services we provide to customers,  damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our results of operations and competitive position.
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 425 acres and consist of buildings containing approximately 1.9 million square feet of floor space. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of February 25, 2015, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	51	Chairman of the Board of Directors, President and Chief Executive Officer
Frank J. Bilban	58	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
Mr. Jones has held the office of President and Chief Executive Officer of the Company since February 2006. He performed the duties of the Chief Executive Officer in an interim capacity from May 2005 to February 2006. From May 1998 until February 2005, Mr. Jones was President and Chief Operating Officer of the Company. He previously held the positions of Chief Operating Officer from October 1997 until May 1998, Executive Vice President from May 1997 to October 1997, Vice President-Sales and Marketing from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He has also served as a member of the Board of Directors since May 1992, and was named Chairman of the Board in 2014.
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

	High	Low

2014
First Quarter	$57.99	$46.03
Second Quarter	52.70	45.06
Third Quarter	51.30	36.91
Fourth Quarter	40.92	33.61

2013
First Quarter	$35.41	$30.69
Second Quarter	35.90	31.46
Third Quarter	42.48	34.07
Fourth Quarter	54.84	37.95
As of February 24, 2015, there were 38 holders of record of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2014. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2016. The Company made no repurchases of stock in 2014 or 2013. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	330,900	$29.95	298,500
Equity compensation plans not approved by security holders	—	—	—
TOTAL	330,900	$29.95	298,500

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2014, and the Russell 2000 Index.

Symbol	Total Return For:	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011
«	Encore Wire Corporation	100.00	98.91	86.59	97.73	119.51	116.17	115.70
■	Russell 2000 Index	100.00	108.82	98.02	109.08	126.81	136.88	134.68
▲	Peer Group	100.00	105.28	94.66	103.74	139.24	157.42	151.08
Symbol	Total Return For:	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013
«	Encore Wire Corporation	98.31	123.83	142.25	128.22	140.20	145.33	168.02
■	Russell 2000 Index	105.24	121.52	136.63	131.89	138.82	141.43	158.96
▲	Peer Group	95.26	112.60	129.58	114.81	128.45	145.64	170.85
Symbol	Total Return For:	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
«	Encore Wire Corporation	163.70	189.44	260.57	233.22	235.86	178.46	179.80
■	Russell 2000 Index	163.86	180.58	196.34	198.54	202.61	187.70	205.96
▲	Peer Group	156.01	184.59	192.31	182.79	199.24	151.16	179.26

Notes

(1)	Data presented in the performance graph is complete through December 31, 2014.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation and Belden, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2009.
Item 6. Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)

Statement of Income Data:
Net sales	$1,166,979	$1,158,252	$1,072,348	$1,180,474	$910,222
Cost of goods sold	1,042,002	1,023,180	982,021	1,039,619	827,813
Gross profit	124,977	135,072	90,327	140,855	82,409
Selling, general and administrative expenses	68,876	64,453	60,981	64,577	57,073
Operating income	56,101	70,619	29,346	76,278	25,336
Interest and other (income) expense	(341)	(329)	(343)	(239)	2,395
Interest expense	285	265	313	322	522
Income before income taxes	56,157	70,683	29,376	76,195	22,419
Provision for income taxes	19,034	23,773	9,565	26,064	7,129
Net income	$37,123	$46,910	$19,811	$50,131	$15,290
Net income per common and common equivalent shares – basic	$1.79	$2.27	$0.91	$2.15	$0.66
Weighted average common and common equivalent shares – basic	20,714	20,676	21,680	23,300	23,184
Net income per common and common equivalent shares – diluted	$1.78	$2.26	$0.91	$2.14	$0.66
Weighted average common and common equivalent shares – diluted	20,821	20,764	21,732	23,410	23,342

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)

Balance Sheet Data:
Working capital	$285,977	$282,148	$261,493	$334,484	$283,944
Total assets	572,751	525,826	472,467	516,146	477,276
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	493,187	456,581	410,164	457,743	407,377
Annual dividends paid	1,657	1,654	1,763	1,863	1,854
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08
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
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management strongly believes that the historical strength of the Company’s growth and earnings is attributable to the following main factors:

•	industry leading order fill rates and responsive customer service

•	product innovations and product line expansions based on listening to and understanding customer needs and market trends

•	low cost manufacturing operations, resulting from a state-of-the-art manufacturing complex

•	low distribution and freight costs due in large part to the “one campus” business model

•	a focused management team leading an incentivized work force

•	low general and administrative overhead costs, and

•	a team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to what management believes is one of the largest copper electric building wire companies in the United States of America. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line due to the reasons noted above, among others. The Company prides itself on striving to grow sales by expanding its product offerings where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this “hands-on” focused approach to the building wire business has been an important factor in the Company's success, and will lead to continued success.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012 and then continuing upward momentum in 2013 and 2014. Nationally, commercial construction had been strong through 2007, but slowed significantly in 2008, and continued downward through 2012, before turning around and improving in 2013 and 2014. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. In 2011, the Company’s unit sales volume increased 6.2% compared to 2010. In 2012, copper unit sales declined 1.3% versus 2011. Total unit sales including pounds of aluminum wire sold increased 2.3% in 2012 versus 2011, as the Company continued to expand its building wire product line as discussed throughout this report. Total unit sales including pounds of aluminum wire sold increased 14.9% in 2013 versus 2012. In 2013, copper unit sales increased 9.5% versus 2012, while aluminum unit sales increased 116.8% versus 2012. 2013 was the first full year of sales and production from the Company’s new aluminum wire plant. The Company believes that the expansion into building wire product offerings with aluminum conductors helped the increase in copper unit sales in 2013, as customers prefer to do “one stop shopping” and order from full line producers. The Company believes that the overall decline of unit volumes sold since 2006 is primarily the result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 and the increase in 2011 was caused, in large part, by the exit of a former competitor from the industry in the first quarter of 2010. In 2014, unit sales were up 3.6% in copper wire and 34.4% in aluminum wire versus 2013. According to various industry and national economic forecasts, the future is unclear for the next few years. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 74.7%, 77.6%, and 79.0% of the Company’s cost of goods sold during 2014, 2013 and 2012, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013 and 8.9% in 2014. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was completed in the fourth quarter of 2014. Machinery and equipment should be installed over the first two quarters of 2015. Historically, the cost of aluminum has been much lower than copper and less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2014

	October 2014	November 2014	December 2014	Quarter Ended Dec. 31, 2014	Year-to-Date Dec. 31, 2014

High	$3.11	$3.08	$2.95	$3.11	$3.43
Low	2.98	2.86	2.84	2.84	2.84
Average	3.04	3.02	2.90	2.98	3.12
COMEX COPPER CLOSING PRICE 2013

	October 2013	November 2013	December 2013	Quarter Ended Dec. 31, 2013	Year-to-Date Dec. 31, 2013

High	$3.33	$3.29	$3.47	$3.47	$3.78
Low	3.22	3.15	3.20	3.15	3.03
Average	3.28	3.22	3.34	3.28	3.34

COMEX COPPER CLOSING PRICE 2012

	October 2012	November 2012	December 2012	Quarter Ended Dec. 31, 2012	Year-to-Date Dec. 31, 2012

High	$3.81	$3.63	$3.70	$3.81	$3.97
Low	3.50	3.44	3.53	3.44	3.28
Average	3.68	3.50	3.62	3.60	3.61
Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	66.7%	68.6%	72.3%
Other raw materials	13.2%	11.5%	9.6%
Depreciation	1.2%	1.1%	1.2%
Labor and overhead	9.0%	8.1%	7.5%
LIFO adjustment	(0.8)%	(1.0)%	1.0%
Lower cost or market adjustment	—%	—%	—%
	89.3%	88.3%	91.6%

Gross profit	10.7%	11.7%	8.4%
Selling, general and administrative expenses	5.9%	5.6%	5.7%
Operating income	4.8%	6.1%	2.7%
Interest and other (income) expense	—%	—%	—%

Income before income taxes	4.8%	6.1%	2.7%
Provision for income taxes	1.6%	2.0%	0.9%

Net income	3.2%	4.1%	1.8%
The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2014, 2013 and 2012. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.167 billion in 2014 compared to $1.158 billion in 2013 and $1.072 billion in 2012. The 0.8% increase in net sales in 2014 versus 2013 is primarily the result of a 1.4% decrease in copper wire sales driven by a 3.6% increase in copper wire pounds shipped and a 29.7% increase in aluminum wire sales driven by a 34.4% increase in aluminum wire pounds shipped, offset by decreases in average selling prices of 4.8% and 3.5% of copper and aluminum wire, respectively. Aluminum wire constituted 8.9% of total net sales in 2014, compared to 6.9% of net sales in 2013. The average price of a pound of copper purchased decreased 5.7% in 2014 versus 2013, while aluminum purchase prices increased 4.7% during the same time period. In the fourth quarter of 2014, net sales decreased 2.8% versus the fourth quarter of 2013. The decrease in net sales was due largely to the 4.1% decrease in copper net sales offset somewhat by a 12.3% increase in aluminum net sales, driven by an aluminum unit volume increase of 13.0% in the fourth quarter of 2014 versus the fourth quarter of 2013. Aluminum net sales comprised 9.2% of net sales in the fourth quarter of 2014, compared to 8.0% in the fourth quarter of 2013. Copper unit volume was up 2.4% in the fourth quarter of 2014 compared to the fourth quarter of 2013 while the average selling price per copper pound sold was down 6.3% between the same periods. On a sequential quarter comparison, net sales in the fourth quarter of 2014 decreased 4.0% versus the third quarter of 2014, due primarily to a 1.4% increase in copper wire unit sales more than offset by a 5.1% decrease in average selling prices. Margins in the fourth quarter of 2014 were down versus those of the third quarter of 2014, producing $5.1 million of net income in the fourth quarter of 2014 versus $11.1 million in the third quarter of 2014.
Comparing the full years of 2014 to 2013, the average sales price of wire that contained a pound of copper decreased more than the average price of a pound of copper purchased during the period. Therefore, margins contracted as the spread between the price of wire sold and the cost of raw copper purchased decreased by 2.5%, due primarily to slightly decreased industry pricing discipline. Aluminum wire margins also decreased from 2013 to 2014, with the spread between the price of wire sold and the cost of raw aluminum purchased decreasing by 8.1%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
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
Cost of goods sold was $1.042 billion in 2014, compared to $1.023 billion in 2013 and $982.0 million in 2012. The copper costs included in cost of goods sold were $778.1 million in 2014 compared to $794.4 million in 2013 and $775.4 million in 2012. Copper costs as a percentage of net sales decreased to 66.7% in 2014 compared to 68.6% in 2013 and 72.3% in 2012. The decrease from 2013 to 2014 of copper costs as a percentage of net sales was due to copper costs decreasing while other components of cost of sales increased. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the decrease in copper prices in 2014 and 2013 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales rose from 9.6% in 2012 and 11.5% in 2013 to 13.2% in 2014. The consistent increase over the three year period is primarily due to the Company's increasing production of aluminum wire. Although aluminum is much cheaper than copper, the increased aluminum production drove the other materials category up as a percentage of net sales because aluminum is higher in cost than most of the items in this category. Other lower cost materials such as plastic also rose marginally in price in 2014. Material cost percentages in 2014 decreased due to a 0.8% LIFO credit (income) and in 2013 decreased due to a 1.0% LIFO credit (income) and in 2012 were increased by a 1.0% LIFO debit (expense). Adding LIFO to the cost of copper and other materials, the total materials cost including LIFO in 2014 was 79.1% of net sales versus 79.1% in 2013 and 82.9% in 2012.
The decrease from 2012 to 2013 of copper costs as a percentage of net sales was due to copper costs decreasing more than or opposed to other costs. Accordingly, the decrease in copper prices in 2013 and 2012 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials rose from 9.6% in 2012 to 11.5% in 2013 primarily due to the fact the Company increased production of aluminum wire in the second half of 2012 and throughout 2013. While much cheaper than copper, aluminum is higher in cost than the majority of the rest of the products in the other materials category, which in turn contributed to the rise in the other materials category percentage. Other lower cost materials such as plastic also rose marginally in price in 2012. Material cost percentages in 2013 were decreased by a 1.0% LIFO credit (income) and in 2012 were increased by a 1.0% LIFO debit (expense). Adding LIFO to the cost of copper and other materials, the total materials cost including LIFO in 2013 was 79.1% of net sales versus 82.9% in 2012.
Depreciation, labor and overhead costs as a percentage of net sales were 10.2% in 2014 compared to 9.2% in 2013 and 8.7% in 2012. The percentage increase of depreciation, labor and overhead costs in 2014 and 2013 versus 2012 was due primarily to the decrease in copper driven sales dollars per pound of sales trending the opposite direction of the small percentage increases in depreciation, labor and overhead costs. This disparity is somewhat due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2014	2013	2012

Raw materials	$28,283	$28,293	$26,013
Work-in-process	19,169	21,881	22,309
Finished goods	84,020	82,997	88,750
Total	131,472	133,171	137,072
Adjust to LIFO cost	(53,221)	(62,391)	(73,416)
Lower of cost or market adjustment	—	—	—
Inventory, net	$78,251	$70,780	$63,656
In 2014, copper traded in a range similar to 2013, while still exhibiting some volatility as shown in the copper table above. Copper prices in 2014 finished lower than at the end of 2013. In addition the quantity of total copper inventory on hand declined slightly in 2014, compared to 2013. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2014 year-end inventory value of all inventories using the LIFO method being $53.2 million less than the FIFO value, and the 2014 year end LIFO reserve balance being $9.2 million lower than at the end of 2013. This resulted in a LIFO adjustment decreasing cost of sales by $9.2 million in 2014.
In 2013, copper traded in a fairly narrow range, similar to 2012, while still exhibiting some volatility as shown in the copper table above. Copper prices in 2013 finished lower than at the end of 2012. In addition the quantity of total copper inventory on hand declined slightly in 2013. The other materials category, which includes a large number of raw materials, had quantity changes that included increases primarily in aluminum. These factors resulted in the 2013 year-end inventory value of all inventories using the LIFO method being $62.4 million less than the FIFO value, and the 2013 year end LIFO reserve balance being $11.0 million lower than at the end of 2012. This resulted in a LIFO adjustment decreasing cost of sales by $11.0 million in 2013.
Based on the current copper and other raw material prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Gross profit was $125.0 million, or 10.7% of net sales, in 2014 compared to $135.1 million, or 11.7% of net sales, in 2013 and $90.3 million, or 8.4% of net sales, in 2012. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $52.5 million in 2014, $48.3 million in 2013 and $44.4 million in 2012. As a percentage of net sales, selling expenses increased to 4.5% in 2014 versus 4.2% in 2013 and 4.1% in 2012. The slight percentage increase in 2014 is due primarily to freight costs rising 0.2%. General and administrative expenses, as a percentage of net sales, remained steady at 1.4% in 2014, 1.4% in 2013 and 1.5% in 2012. Accounts receivable write-offs were zero in 2014, 2013 and 2012. The Company did not increase the bad debt reserve in 2014, 2013 and 2012 to provide for potential bad debt expenses.
Interest expenses were $0.3 million in 2014, $0.3 million in 2013 and $0.3 million in 2012. The Company capitalized zero interest expense relating to the construction of assets in 2014, 2013 and 2012.
The Company’s effective tax rate was 33.9% in 2014, 33.6% in 2013 and 32.6% in 2012, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2014 effective tax rate approximately 3.0%.
As a result of the foregoing factors, the Company’s net income was $37.1 million in 2014, $46.9 million in 2013 and $19.8 million in 2012.

Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net cash provided by operating activities	$63,122	$47,218	$30,060
Net cash used in investing activities	(44,231)	(43,466)	(40,284)
Net cash used in financing activities	(1,005)	(857)	(68,191)
Net increase (decrease) in cash and cash equivalents	$17,886	$2,895	$(78,415)
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
At December 31, 2014 and December 31, 2013, the Company had no debt outstanding.
The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (as amended, the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2014, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2014, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2014.
The Company paid interest totaling $285,000, $265,000 and $313,000 in 2014, 2013 and 2012, respectively. The Company did not capitalize any interest in 2014, 2013 and 2012.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2016. The Company made no repurchases of stock in 2014 or 2013. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Net cash provided by operations was $63.1 million in 2014 compared to $47.2 million in 2013 and $30.1 million in 2012. The increase in cash provided by operations of $15.9 in 2014 versus 2013 was due to several factors. The Company had decreased net income of $37.1 million in 2014 versus $46.9 million of net income in 2013. Accounts receivable decreased in 2014, resulting in cash provided of $8.8 million versus cash used of $17.8 million in 2013, resulting in a positive swing in operating cash flow of $26.6 million in 2014 versus 2013. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $0.9 million cash used in 2014 versus cash provided of $5.2 million in 2013, a negative swing of $6.2 million in 2014 versus 2013. Changes in Trade Accounts Payable and Accrued Liabilities resulted in cash provided of $9.3 million in 2014 versus cash provided of $2.9 million in 2013, a positive swing of $6.4 million in 2014 versus 2013. These changes in cash flow were the primary drivers of the $15.9 million increase in net cash flow provided by operations in 2014 versus 2013.
The increase in cash provided by operations of $17.1 million in 2013 versus 2012 was due to several factors. The Company had increased net income of $46.9 million in 2013 versus $19.8 million of net income in 2012. Inventory increased in 2013, resulting in a $7.1 million use of cash, while inventory was relatively unchanged in 2012 compared to 2011, resulting in a decrease of cash provided of $7.0 million in 2013 versus 2012. Accounts receivable increased in 2013, resulting in a use of cash of $17.8 million versus a decrease of $1.4 million in 2012, resulting in a negative swing in operating cash flow of $19.2 million in 2013 versus 2012. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes provided $5.2 million in cash in 2013 versus cash used of $5.4 million in 2012, a positive swing of $10.6 million in 2013 versus 2012. These changes in cash flow were the primary drivers of the $17.2 million increase in net cash flow provided by operations in 2013 versus 2012.
Net cash used in investing activities increased to $44.2 million in 2014 versus $43.5 million in 2013 and $40.3 million in 2012. In 2014, capital expenditures were used primarily for the construction of the new aluminum wire plant expansion project and the purchase and installation of machinery and equipment in that plant. In 2013, capital expenditures were used primarily to purchase 201 acres of land adjacent to the Company’s existing campus in McKinney, Texas for $25.7 million. In 2012, capital expenditures were used primarily for the construction of the new aluminum wire plant and the purchase and installation of machinery and equipment in that plant.
The net cash used in financing activities of $1.0 million in 2014 consisted primarily of $1.7 million in dividend payments offset by $0.5 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used of $0.9 million in 2013 consisted primarily of $1.7 million in dividend payments offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used in financing activities of $68.2 million in 2012 consisted primarily of $66.6 million used to repurchase 2,774,250 shares of its common stock from Capital Southwest Venture Corporation in May of 2012 along with dividend payments of $1.8 million.
During 2015, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2014.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	92,891	92,891	—	—	—
Total	$92,891	$92,891	$—	$—	$—

Note:
Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $19.5 million of capital equipment and construction purchase orders open as of December 31, 2014.

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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2014, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. The new standard will become effective for us beginning on January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.
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
Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:

•	fluctuations in the global and national economy

•	fluctuations in the level of activity in the construction industry, including remodeling

•	demand for the Company’s products

•	the impact of price competition on the Company’s margins

•	fluctuations in the price of copper and other key raw materials

•	the loss of key manufacturers’ representatives who sell the Company’s product line

•	fluctuations in utility costs, especially electricity and natural gas

•	fluctuations in insurance costs and coverage of various types

•	weather related disasters at the Company’s and/or key vendor’s operating facilities

•	stock price fluctuations due to “stock market expectations” and other external variables

•	unforeseen future legal issues and/or government regulatory changes

•	patent and intellectual property disputes, and

•	fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.
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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2014, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2017, with interest payments due quarterly. At December 31, 2014, the balance outstanding under the Credit Agreement was zero.
There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2015 would increase the Company’s interest expense by $1.0 million.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the notes thereto appear on the following pages.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 25, 2015

Encore Wire Corporation
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(In thousands, except share and per share data)

	2014	2013

Assets
Current assets:
Cash and cash equivalents	$54,664	$36,778
Accounts receivable, net of allowance of $2,065 and $2,065	206,908	215,739
Inventories	78,251	70,780
Income taxes receivable	1,951	—
Deferred income taxes	1,306	4,756
Prepaid expenses and other	2,235	2,013
Total current assets	345,315	330,066

Property, plant and equipment – at cost:
Land and land improvements	48,305	47,324
Construction-in-progress	48,245	12,222
Buildings and improvements	96,405	90,930
Machinery and equipment	228,371	224,502
Furniture and fixtures	8,682	8,564
Total property, plant and equipment	430,008	383,542

Accumulated depreciation	(203,502)	(189,288)
Property, plant and equipment – net	226,506	194,254

Other assets	930	1,506
Total assets	$572,751	$525,826

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$31,147	$23,465
Accrued liabilities	28,191	23,006
Income taxes payable	—	1,447
Deferred income taxes	—	—
Total current liabilities	59,338	47,918

Noncurrent deferred income taxes	20,226	21,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,657,003 and 26,631,653	267	266
Additional paid-in capital	50,598	49,459
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	530,456	494,990
Total stockholders’ equity	493,187	456,581
Total liabilities and stockholders’ equity	$572,751	$525,826
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands, except per share data)

	2014	2013	2012

Net sales	$1,166,979	$1,158,252	$1,072,348
Cost of goods sold	1,042,002	1,023,180	982,021
Gross profit	124,977	135,072	90,327

Selling, general and administrative expenses	68,876	64,453	60,981
Operating income	56,101	70,619	29,346

Other (income) expense:
Interest and other income	(341)	(329)	(343)
Interest expense	285	265	313
Income before income taxes	56,157	70,683	29,376

Provision for income taxes	19,034	23,773	9,565
Net income	$37,123	$46,910	$19,811
Net income per common and common equivalent share – basic	$1.79	$2.27	$0.91
Weighted average common and common equivalent shares outstanding – basic	20,714	20,676	21,680
Net income per common and common equivalent share – diluted	$1.78	$2.26	$0.91
Weighted average common and common equivalent shares outstanding – diluted	20,821	20,764	21,732
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2011	26,587	$266	$47,342	$(21,496)	$431,631	$457,743
Net income	—	—	—	—	19,811	19,811
Proceeds from exercise of stock options	11	—	198	—	—	198
Tax benefit on exercise of stock options	—	—	12	—	—	12
Stock-based compensation	—	—	746	—	—	746
Dividend declared—$0.08 per share	—	—	—	—	(1,708)	(1,708)
Purchase of treasury stock	—	—	—	(66,638)	—	(66,638)
Balance at December 31, 2012	26,598	266	48,298	(88,134)	449,734	410,164
Net income	—	—	—	—	46,910	46,910
Proceeds from exercise of stock options	34	—	622	—	—	622
Tax benefit on exercise of stock options	—	—	175	—	—	175
Stock-based compensation	—	—	364	—	—	364
Dividend declared—$0.08 per share	—	—	—	—	(1,654)	(1,654)
Purchase of treasury stock	—	—	—	—	—	—
Balance at December 31, 2013	26,632	266	49,459	(88,134)	494,990	456,581
Net income	—	—	—	—	37,123	37,123
Proceeds from exercise of stock options	25	1	528	—	—	529
Tax benefit on exercise of stock options	—	—	123	—	—	123
Stock-based compensation	—	—	488	—	—	488
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Purchase of treasury stock	—	—	—	—	—	—
Balance at December 31, 2014	26,657	$267	$50,598	$(88,134)	$530,456	$493,187
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012

Operating Activities
Net income	$37,123	$46,910	$19,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,453	14,788	14,280
Deferred income taxes	2,349	5,415	(6,085)
Excess tax benefits of options exercised	(123)	(175)	(12)
Stock-based compensation	703	364	746
Other	(116)	(604)	(91)
Changes in operating assets and liabilities:
Accounts receivable	8,831	(17,760)	1,424
Inventories	(7,471)	(7,124)	(165)
Trade accounts payable and accrued liabilities	9,309	2,921	3,617
Other assets and liabilities	339	2,668	(4,110)
Current income taxes receivable / payable	(3,275)	(185)	645
Net cash provided by (used in) operating activities	63,122	47,218	30,060

Investing Activities
Purchases of property, plant and equipment	(44,274)	(44,505)	(40,301)
Proceeds from sale of assets	75	1,039	17
Other	(32)	—	—
Net cash provided by (used in) investing activities	(44,231)	(43,466)	(40,284)

Financing Activities
Purchase of treasury stock	—	—	(66,638)
Proceeds from issuance of common stock, net	529	622	198
Dividends paid	(1,657)	(1,654)	(1,763)
Excess tax benefits of options exercised	123	175	12
Net cash provided by (used in) financing activities	(1,005)	(857)	(68,191)

Net increase (decrease) in cash and cash equivalents	17,886	2,895	(78,415)
Cash and cash equivalents at beginning of year	36,778	33,883	112,298
Cash and cash equivalents at end of year	$54,664	$36,778	$33,883
See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2014
1. Significant Accounting Policies
Business
The Company conducts its business in one segment – the manufacture of electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN/THWN-2 cable and metal-clad and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 30 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 74.7%, 77.6% and 79.0% of the cost of goods sold during 2014, 2013, and 2012, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion throughout this report. During 2014, aluminum rod used to draw into aluminum wire constituted 4.1% of cost of goods sold.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $24.9 million, $21.7 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
At December 31, 2014 and 2013, the carrying values of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate fair values due to the short-term nature of these financial instruments.
At December 31, 2014 and 2013, the Company had no financial instruments that were required to be measured at fair value on a recurring basis.
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

Allowance for Losses Progression (In Thousands)	2014	2013	2012

Beginning balance January 1	$2,065	$2,064	$2,102
(Write offs) of bad debts, net of collections of previous write offs	—	1	(38)
Bad debt provision	—	—	—
Ending balance at December 31	$2,065	$2,065	$2,064
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2014	2013

Raw materials	$28,283	$28,293
Work-in-process	19,169	21,881
Finished goods	84,020	82,997
Total	131,472	133,171
Adjust to LIFO cost	(53,221)	(62,391)
Lower of cost or market adjustment	—	—
Inventory, net	$78,251	$70,780
During 2014 and 2013 the Company did not liquidate any LIFO inventory layers established in prior years.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2014	2013

Sales volume discounts payable	$16,011	$15,898
Property taxes payable	3,510	3,226
Commissions payable	2,064	2,027
Accrued salaries	4,800	1,314
Other accrued liabilities	1,806	541
Total accrued liabilities	$28,191	$23,006
4. Debt
At December 31, 2014 and December 31, 2013, the Company had no debt outstanding.
The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (as amended, the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2014, as computed under the

Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2014, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2014.
The Company paid interest totaling $285,000, $265,000 and $313,000 in 2014, 2013 and 2012, respectively. The Company did not capitalize any interest in 2014, 2013 and 2012.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2014	2013	2012

Current:
Federal	$15,742	$17,011	$14,609
State	943	1,347	1,041
Deferred	2,349	5,415	(6,085)
Total Income Tax Expense	$19,034	$23,773	$9,565
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2014	2013	2012

Amount computed using the statutory rate	$19,655	$24,739	$10,282
State income taxes, net of federal tax benefit	691	1,063	463
Qualified domestic production activity deduction	(1,698)	(1,797)	(1,522)
Other items	386	(232)	342
Total Income Tax Expense	$19,034	$23,773	$9,565
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities. This deduction lowered the Company’s effective tax rate by approximately 3.0%, 2.5% and 5.1% for 2014, 2013 and 2012, respectively.

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2014 and 2013 is as follows:

	Deferred Tax Asset (Liability)
	2014		2013
In Thousands	Current	Non-current	Current	Non-current

Depreciation	$—	$(20,226)	$—	$(21,327)
Inventory	(451)	—	3,104	—
Allowance for doubtful accounts	749	—	749	—
Uniform capitalization rules	463	—	309	—
Other	545	—	594	—
Deferred income tax asset (liability)	$1,306	$(20,226)	$4,756	$(21,327)
The Company made income tax payments of $20.0 million in 2014, $18.5 million in 2013 and $15.0 million in 2012.
The Company’s federal income tax returns for the years subsequent to December 31, 2010 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2009. The Company has no reserves for uncertain tax positions as of December 31, 2014. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2014	2013	2012

Stock options	$488	$364	$746
Stock appreciation rights (“SARs”)	$215	$—	$—
Total stock-based compensation expense	$703	$364	$746

Tax benefit on exercise of stock options	$123	$175	$12
Stock Options:
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the “1999 Stock Option Plan”, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2014 and 2012 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. No options were granted in 2013. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2014, 298,500 options were available to be granted in the future under the 2010 Stock Option Plan.

The following presents a summary of stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2014	309,250	$25.73
Granted	49,000	51.63
Exercised	(25,350)	20.84
Forfeited/Cancelled	(2,000)	24.93
Outstanding at December 31, 2014	330,900	$29.95	5.41	$3,175
Vested and exercisable at December 31, 2014	199,179	$25.27	3.81	$2,433
The fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	1.57%	n/a	0.78%
Expected dividend yield	0.15%	n/a	0.28%
Expected volatility	32.9%	n/a	44.9%
Expected lives	5.0 years	n/a	5.0 years
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
During the years ended December 31, 2014, 2013, and 2012, the weighted average grant date fair value of options granted was $16.03, n/a and $11.11, respectively, and the total intrinsic value of options exercised was $0.7 million, $0.8 million and $0.1 million, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options of $1.2 million was expected to be recognized over a weighted average period of 3.1 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of stock appreciation rights ("SARs") that may only be settled in cash to non-executive officers and employees of the Company. The Company granted SARs for the first time in 2014 for a nominal amount. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARs ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. As of December 31, 2014, a total of 133,000 SARs were outstanding under the 2014 SARs Plan.

7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2014	2013	2012

Numerator:
Net income	$37,123	$46,910	$19,811

Denominator:
Denominator for basic earnings per share – weighted average shares	20,714	20,676	21,680

Effect of dilutive securities:
Employee stock options	107	88	52

Denominator for diluted earnings per share – weighted average shares	20,821	20,764	21,732
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2014	2013	2012

Weighted average anti-dilutive stock options	54	191	179

Weighted average exercise price per share	$49.90	$31.16	$31.37
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2014, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2016. The Company made no repurchases of stock in 2014 or 2013. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
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
On March 28, 2014, the Patent Trial and Appeal Board (“PTAB”) issued its Decision on Appeal. In its opinion, the PTAB fully addressed one of nine grounds of rejection of the claims under reexamination as obvious in view of the prior art, sustaining the rejections of some of the claims, but reversing the rejections of other claims. In light of the PTAB’s failure to address the remaining eight grounds of rejection with regards to these narrower claims, the Company filed a Request for Rehearing on April 22, 2014. The PTAB issued its Decision on the Request for Rehearing on November 3, 2014, but still reversed the Examiner’s rejection of some of the claims. Southwire and the Company have each appealed the PTAB’s Decision to the Federal Circuit and Opening Briefs are due on March 10, 2015.
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
At this time, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company has not concluded that a probable loss exists with respect to the Southwire litigation. Accordingly, no accrual has been made. Additionally, given the aforementioned uncertainties, while it is reasonably possible we may incur a loss, the Company is unable to estimate any possible loss or range of losses.
10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a tax qualified 401(k) profit sharing plan known as the Encore Wire Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) that is intended to provide participating employees an opportunity to save money for retirement. Effective January 1, 2015, employees are immediately eligible to participate in the 401(k) Plan and to receive matching contributions after attaining age 18. Employees who do not take action to either enroll or decline to enroll in the 401(k) Plan within a 30 day notification period, are automatically enrolled in the Plan with a pre-tax contribution rate equal to 5% of their eligible compensation (as defined in the 401(k) Plan). Prior to January 1, 2015, the 401(k) Plan did not provide for automatic enrollment, and employees were eligible to participate in the 401(k) Plan and to receive matching contributions after attaining age 21 and completing one year of service (as defined in the 401(k) Plan).
Eligible employees may elect to contribute between 1% and 50% of eligible compensation to the 401(k) Plan on a pre-tax basis, up to IRS limits. These employee contributions are called elective deferral contributions. The Company matches a portion of the elective deferral contributions made to the 401(k) Plan by eligible employees. The 401(k) Plan provides for a safe-harbor matching contribution equal to 100% of the first 3% of an employee’s eligible compensation contributed to the 401(k) Plan and 50% of the next 2% of eligible compensation contributed by such employee to the 401(k) Plan for the year. Employer safe harbor matching contributions made to the 401(k) Plan for eligible participants are 100% vested.
The Company’s matching contributions were $0.9 million, $0.9 million and $0.7 million in years 2014, 2013 and 2012, respectively.
At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2014, 2013 or 2012. Effective January 1, 2015, any profit-sharing contributions that are made to the 401(k) Plan will be 100% vested.
Participants are permitted to choose how contributions made to the 401(k) Plan by or for them are invested. If a participant does not make an investment election, the contributions will be invested in the moderate risk tolerance based balanced portfolio which serves as the 401(k) Plan's qualified default investment alternative.
11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $13.1 million, $12.0 million and $8.1 million in 2014, 2013 and 2012, respectively, at prices that we believe are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2014, 2013 and 2012, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.
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
On May 14, 2012, the Company repurchased 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation at an aggregate purchase price of $66,638,000, based on a price of $24.02 per share. A special committee of the board of directors comprised of disinterested members of the board approved the Company repurchasing such shares.  On

November 19, 2014, Capital Southwest issued a press release announcing that it had exited its investment in the Company.  Accordingly, the Company believes it has no further obligations under the Registration Rights Agreement.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
2014	March 31	June 30	September 30	December 31

Net sales	$277,198	$307,088	$297,351	$285,342
Gross profit	32,176	33,512	34,073	25,217
Net income (loss)	10,854	10,154	11,063	5,053
Net income (loss) per common share – basic	0.52	0.49	0.53	0.24
Net income (loss) per common share – diluted	0.52	0.49	0.53	0.24

	Three Months Ended
2013	March 31	June 30	September 30	December 31

Net sales	$265,351	$289,460	$309,927	$293,514
Gross profit	24,301	40,151	37,904	32,716
Net income (loss)	6,395	15,502	13,802	11,212
Net income (loss) per common share – basic	0.31	0.75	0.67	0.54
Net income (loss) per common share – diluted	0.31	0.75	0.66	0.54
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2014. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 25, 2015

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2015 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2015, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2015 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2015 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2015, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

Date: February 25, 2015	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
Daniel L. Jones

/s/ FRANK J. BILBAN	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
Frank J. Bilban

/s/ DONALD E. COURTNEY	Director	February 25, 2015
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 25, 2015
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 25, 2015
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 25, 2015
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 25, 2015
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.8
Commercial Contract of Sale dated June 18, 2013 by and among the Company, VTCR, LP, MADMT, LP and Prairie Flight, LP (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013 and incorporated herein by reference).

10.9
First Amendment to Credit Agreement, dated as of December 31, 2013, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2014 and incorporated herein by reference).

10.10
Second Amendment to Credit Agreement, dated as of December 31, 2014, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender.

10.11*	Encore Wire Corporation 2014 Stock Appreciation Rights Plan

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 25, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 25, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 25, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 25, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan