Form 10-Q
period 2015-03-31
ENCORE WIRE CORP
filed 2015-05-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
___________________________________________
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	75-2274963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1329 Millwood Road McKinney, Texas	75069
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 562-9473
N/A
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of May 1, 2015: 20,740,052

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,269	$54,664
Accounts receivable, net of allowance of $2,065 and $2,065	195,571	206,908
Inventories	85,354	78,251
Income tax receivable	1,102	1,951
Deferred income taxes	—	1,306
Prepaid expenses and other	1,751	2,235
Total current assets	337,047	345,315

Property, plant and equipment—at cost:
Land and land improvements	48,305	48,305
Construction-in-progress	51,037	48,245
Buildings and improvements	96,593	96,405
Machinery and equipment	237,456	228,371
Furniture and fixtures	8,779	8,682
Total property, plant and equipment	442,170	430,008

Accumulated depreciation	(206,983)	(203,502)
Property, plant and equipment – net	235,187	226,506

Other assets	274	930
Total assets	$572,508	$572,751

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$29,722	$31,147
Accrued liabilities	17,773	28,191
Income taxes payable	—	—
Deferred income taxes	1,458	—
Total current liabilities	48,953	59,338

Non-current deferred income taxes	19,670	20,226
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,663,803 and 26,657,003	267	267
Additional paid-in capital	50,922	50,598
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	540,830	530,456
Total stockholders’ equity	503,885	493,187
Total liabilities and stockholders’ equity	$572,508	$572,751
Note:    The consolidated balance sheet at December 31, 2014, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
Unaudited for the Three Months Ended March 31, 2015 and 2014
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net sales	$250,262	$277,198
Cost of goods sold	217,832	245,022
Gross profit	32,430	32,176

Selling, general, and administrative expenses	16,031	15,451
Operating income	16,399	16,725

Other (income) expenses:
Interest and other income	(162)	(79)
Interest expense	62	63
Income before income taxes	16,499	16,741

Provision for income taxes	5,710	5,887
Net income	$10,789	$10,854
Net income per common and common equivalent share – basic	$0.52	$0.52
Weighted average common and common equivalent shares outstanding – basic	20,725	20,703
Net income per common and common equivalent share – diluted	$0.52	$0.52
Weighted average common and common equivalent shares outstanding – diluted	20,782	20,839
Cash dividends declared per share	$0.02	$0.02
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
Unaudited for the Three Months Ended March 31, 2015 and 2014
(In thousands)

	Three Months Ended March 31,
	2015	2014

Operating Activities
Net income	$10,789	$10,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,897	3,895
Deferred income taxes	(352)	3,866
Excess tax benefits of options exercised	—	(102)
Stock-based compensation	220	80
Other	(43)	6
Changes in operating assets and liabilities:
Accounts receivable	11,337	(3,408)
Inventories	(7,103)	(4,843)
Trade accounts payable and accrued liabilities	(13,935)	(349)
Other assets and liabilities	1,128	602
Current income taxes receivable / payable	3,409	(4,118)
Net cash provided by (used in) operating activities	9,347	6,483

Investing Activities
Purchases of property, plant and equipment	(10,488)	(6,425)
Other	—	(32)
Net cash provided by (used in) investing activities	(10,488)	(6,457)

Financing Activities
Proceeds from issuance of common stock, net	161	330
Dividends paid	(415)	(414)
Excess tax benefits of options exercised	—	102
Net cash provided by (used in) financing activities	(254)	18

Net increase (decrease) in cash and cash equivalents	(1,395)	44
Cash and cash equivalents at beginning of period	54,664	36,778
Cash and cash equivalents at end of period	$53,269	$36,822
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2015	December 31, 2014

Raw materials	$24,559	$28,283
Work-in-process	17,994	19,169
Finished goods	86,738	84,020
Total	129,291	131,472
Adjust to LIFO cost	(43,937)	(53,221)
Lower of cost or market adjustment	—	—
Inventory, net	$85,354	$78,251
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first quarter of 2015, the Company did not liquidate any LIFO inventory layers established in prior years. A LIFO adjustment was recorded decreasing cost of sales by $9.3 million during the first quarter of 2015. During the first quarter of 2014, the Company did not liquidate any LIFO inventory layers established in prior years. A LIFO adjustment was recorded decreasing cost of sales by $4.8 million during the first quarter of 2014.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2015	December 31, 2014

Sales volume discounts payable	$9,893	$16,011
Property taxes payable	856	3,510
Commissions payable	2,202	2,064
Accrued salaries	3,386	4,800
Other accrued liabilities	1,436	1,806
Total accrued liabilities	$17,773	$28,191

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 34.6% in the first quarter of 2015 versus 35.2% in the first quarter of 2014, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.
NOTE 5 – EARNINGS PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	March 31, 2015	March 31, 2014

Numerator:
Net income (loss)	$10,789	$10,854

Denominator:
Denominator for basic earnings per share – weighted average shares	20,725	20,703

Effect of dilutive securities:
Employee stock options	57	136

Denominator for diluted earnings per share – weighted average shares	20,782	20,839
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the first quarter was 140,000 in 2015 and 19,000 in 2014. Such options were anti-dilutive for the respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent . The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at March 31, 2015, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2015, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2015.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of March 31, 2015, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2016. The Company did not repurchase any shares of its stock in the first quarter of 2015 or 2014. Other than net income, there was no material change in stockholders equity during the first quarter of 2015 or 2014.
NOTE 8 - CONTINGENCIES

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

On March 28, 2014, the Patent Trial and Appeal Board (“PTAB”) issued its Decision on Appeal. In its opinion, the PTAB fully addressed one of nine grounds of rejection of the claims under reexamination as obvious in view of the prior art, sustaining the rejections of some of the claims, but reversing the rejections of other claims. In light of the PTAB’s failure to address the remaining eight grounds of rejection with regards to these narrower claims, the Company filed a Request for Rehearing on April 22, 2014. The PTAB issued its Decision on the Request for Rehearing on November 3, 2014, but still reversed the Examiner’s rejection of some of the claims. Southwire and the Company have each appealed the PTAB’s Decision to the Federal Circuit. Briefing has now begun and will continue until the middle of June 2015, with oral argument expected to follow two to three months later.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 74.7%, 77.6%, and 79.0% of the Company’s cost of goods sold during fiscal 2014, 2013 and 2012, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC now allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013 and 8.9% in 2014. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was completed in the fourth quarter of 2014. Machinery and equipment is expected to be installed over the first two quarters of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2015

	January 2015	February 2015	March 2015	Three Months Ended March 31, 2015
High	$2.84	$2.72	$2.82	$2.84
Low	2.47	2.51	2.59	2.47
Average	2.65	2.62	2.71	2.66
COMEX COPPER CLOSING PRICE 2014

	January 2014	February 2014	March 2014	Three Months Ended March 31, 2014
High	$3.43	$3.36	$3.28	$3.43
Low	3.22	3.20	2.98	2.98
Average	3.36	3.29	3.07	3.24
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2015 and 2014. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014
Net sales were $250.3 million in the first quarter of 2015 compared to $277.2 million in the first quarter of 2014. This 9.7% decrease in net sales is primarily the result of an 11.2% decrease in copper wire sales driven by a 0.5% increase in copper wire unit volume shipped, along with decreases in average selling prices of 11.6% and 3.7% of copper and aluminum wire, respectively. These sales dollar decrements were offset somewhat by a 7.7% increase in aluminum wire sales driven by an 11.8% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 17.2% in the first quarter of 2015 compared to the first quarter of 2014, and was the principal driver of the decreased average sales price of copper wire. In the first quarter of 2015, aluminum building wire constituted 9.4% of the Company’s net sales dollars compared to 7.9% in the first quarter of 2014.
Cost of goods sold was $217.8 million, or 87.0% of net sales, in the first quarter of 2015, compared to $245.0 million, or 88.4% of net sales, in the first quarter of 2014. Gross profit increased to $32.4 million, or 13.0% of net sales, in the first quarter of 2015 versus $32.2 million, or 11.6% of net sales, in the first quarter of 2014.
The increase in gross profit margin percentage was primarily the result of increased copper wire spreads. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper increased 3.0% in the first quarter of 2015 versus the first quarter of 2014. The spread increased as a result of the average sales price per copper pound sold declining 11.6% while the per pound cost of raw copper decreased 17.2%. However,the aluminum wire spread decreased 11.4% in the same quarterly comparison. In 2015, total raw materials cost, including the LIFO adjustment, decreased to 76.1% of net sales in the first quarter of 2015, versus 78.8% of net sales in the first quarter of 2014.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2015, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs and aided somewhat by price and volume movements of other materials during the first quarter of 2015, a LIFO adjustment was recorded decreasing cost of sales by $9.3 million during the quarter. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2015, the Company did not liquidate any LIFO layers established in prior years. Additionally, during the first quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $4.8 million during the quarter.
Selling expenses, consisting of commissions and freight, for the first quarter of 2015 were $11.6 million, or 4.7% of net sales, compared to $11.7 million, or 4.2% of net sales, in the first quarter of 2014. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.3% of net sales in the first quarter of 2015 from 1.9% of net sales in the first quarter of 2014, primarily due to small changes in the mix of both product sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the first quarter of 2015 were $4.4 million, or 1.8% of net sales, compared to $3.7 million, or 1.3% of net sales, in the first quarter of 2014. The provision for bad debts was $0 for the first quarters of 2015 and 2014.
Net interest and other (income) expense was nominal in the first quarters of 2015 and 2014. Income taxes were accrued at an effective rate of 34.6% in the first quarter of 2015, versus an effective rate of 35.2% in the first quarter of 2014. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.
As a result of the foregoing factors, the Company’s net income decreased to $10.8 million in the first quarter of 2015 from $10.9 million in the first quarter of 2014.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms, (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $9.3 million in the first three months of 2015 compared to cash provided of $6.5 million in the first three months of 2014. The following changes in components of cash flow from operations were notable. The Company had net income of $10.8 million in the first three months of 2015 versus net income of $10.9 million in the first three months of 2014. Accounts receivable decreased $11.3 million in the first three months of 2015 while increasing $3.4 million in the first three months of 2014, resulting in a source of cash in 2015 and use of cash in 2014, driving a $14.7 million higher source of cash in 2015 versus 2014. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. The swing in accounts receivable in the first quarter of 2015 versus 2014 is primarily due to decreased sales dollars resulting from the lower copper prices discussed earlier. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first three months of both 2015 and 2014, resulting in a use of cash of $7.1 million and $4.8 million, respectively. Trade accounts payable and accrued liabilities resulted in a $13.6 million increase in cash used in the first three months of 2015 versus the first three months of 2014, attributable primarily to the timing of inventory receipts at quarter end. In the first three months of 2015, changes in current and deferred taxes provided cash of $3.1 million versus cash used of $0.3 million in the first three months of 2014. These changes in cash flow were the primary drivers of the $2.8 million increase in cash provided by operations in the first three months of 2015 versus the first three months of 2014.

Cash used in investing activities increased to $10.5 million in the first three months of 2015 from $6.5 million in the first three months of 2014, due primarily to purchases of equipment for the aluminum plant expansion. Cash used in financing activities consisted of $0.4 million of cash dividends offset by $0.1 million of proceeds from exercised stock options resulting in $0.3 million of cash used in the first three months of 2015 versus virtually zero in the first three months of 2014. As of March 31, 2015, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $53.3 million at March 31, 2015 versus $36.8 million at March 31, 2014.
During the remainder of 2015 the Company expects its capital expenditures will consist primarily of expenditures related to the expansion of its aluminum building wire plant and purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2015 associated with these projects are currently estimated to be between $36 million and $40 million. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements during 2015.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward-looking statements” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item  4. Controls and Procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed by it in the reports it files with or submits to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 4, 2015	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: May 4, 2015	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document