Form 10-Q
period 2015-06-30
ENCORE WIRE CORP
filed 2015-07-31
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 30, 2015: 20,747,952

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$45,603	$54,664
Accounts receivable, net of allowance of $2,065 and $2,065	200,306	206,908
Inventories	92,562	78,251
Income tax receivable	—	1,951
Deferred income taxes	—	1,306
Prepaid expenses and other	3,003	2,235
Total current assets	341,474	345,315

Property, plant and equipment—at cost:
Land and land improvements	48,323	48,305
Construction-in-progress	58,174	48,245
Buildings and improvements	97,064	96,405
Machinery and equipment	241,724	228,371
Furniture and fixtures	8,929	8,682
Total property, plant and equipment	454,214	430,008

Accumulated depreciation	(210,839)	(203,502)
Property, plant and equipment – net	243,375	226,506

Other assets	275	930
Total assets	$585,124	$572,751

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$24,915	$31,147
Accrued liabilities	21,779	28,191
Income taxes payable	1,729	—
Deferred income taxes	2,173	—
Total current liabilities	50,596	59,338

Non-current deferred income taxes	19,221	20,226
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,679,003 and 26,657,003	267	267
Additional paid-in capital	51,406	50,598
Treasury stock, at cost – 5,934,651 and 5,934,651 shares	(88,134)	(88,134)
Retained earnings	551,768	530,456
Total stockholders’ equity	515,307	493,187
Total liabilities and stockholders’ equity	$585,124	$572,751
Note:    The consolidated balance sheet at December 31, 2014, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
Unaudited for the Quarter and Six Months Ended June 30, 2015 and 2014
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$253,747	$307,088	$504,010	$584,286
Cost of goods sold	220,842	273,576	438,674	518,598
Gross profit	32,905	33,512	65,336	65,688

Selling, general, and administrative expenses	15,857	18,235	31,889	33,688
Operating income	17,048	15,277	33,447	32,000

Other (income) expenses:
Interest and other income	(78)	(85)	(239)	(165)
Interest expense	62	82	124	146
Income before income taxes	17,064	15,280	33,562	32,019

Provision for income taxes	5,711	5,126	11,421	11,012
Net income	$11,353	$10,154	$22,141	$21,007
Net income per common and common equivalent share – basic	$0.55	$0.49	$1.07	$1.01
Weighted average common and common equivalent shares outstanding – basic	20,737	20,715	20,731	20,709
Net income per common and common equivalent share – diluted	$0.54	$0.49	$1.06	$1.01
Weighted average common and common equivalent shares outstanding – diluted	20,836	20,835	20,809	20,837
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
Unaudited for the Six Months Ended June 30, 2015 and 2014
(In thousands)

	Six Months Ended June 30,
	2015	2014

Operating Activities
Net income	$22,141	$21,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,848	7,813
Deferred income taxes	2,474	4,237
Excess tax benefits of options exercised	(24)	(106)
Stock-based compensation	516	234
Other	(22)	(87)
Changes in operating assets and liabilities:
Accounts receivable	6,602	(22,883)
Inventories	(14,311)	(9,402)
Trade accounts payable and accrued liabilities	(15,003)	(3,867)
Other assets and liabilities	(136)	(584)
Current income taxes receivable / payable	3,704	383
Net cash provided by (used in) operating activities	13,789	(3,255)

Investing Activities
Purchases of property, plant and equipment	(22,497)	(14,178)
Proceeds from sale of assets	—	75
Other	—	(32)
Net cash provided by (used in) investing activities	(22,497)	(14,135)

Financing Activities
Proceeds from issuance of common stock, net	452	428
Dividends paid	(829)	(828)
Excess tax benefits of options exercised	24	106
Net cash provided by (used in) financing activities	(353)	(294)

Net increase (decrease) in cash and cash equivalents	(9,061)	(17,684)
Cash and cash equivalents at beginning of period	54,664	36,778
Cash and cash equivalents at end of period	$45,603	$19,094
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2015	December 31, 2014

Raw materials	$31,846	$28,283
Work-in-process	20,704	19,169
Finished goods	82,448	84,020
Total	134,998	131,472
Adjust to LIFO cost	(42,436)	(53,221)
Lower of cost or market adjustment	—	—
Inventory, net	$92,562	$78,251
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first six months of 2015, the Company did not liquidate any LIFO inventory layers established in prior years. A LIFO adjustment was recorded decreasing cost of sales by $1.5 million during the second quarter of 2015 and by $10.8 million in the first six months. During the first six months of 2014, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During 2014, LIFO adjustments were recorded decreasing cost of sales by $1.9 million in the second quarter and by $6.8 million in the first six months.
.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2015	December 31, 2014

Sales volume discounts payable	$11,217	$16,011
Property taxes payable	2,249	3,510
Commissions payable	2,290	2,064
Accrued salaries	4,422	4,800
Other accrued liabilities	1,601	1,806
Total accrued liabilities	$21,779	$28,191

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 33.5% in the second quarter of 2015 versus 33.5% in the second quarter of 2014, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s effective tax rate was approximately 34.0% in 2015 and 34.4% in 2014. The decrease in the effective rate was due to a change in the proportional effects of permanent items on the effective rate.
NOTE 5 – EARNINGS PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	June 30, 2015	June 30, 2014

Numerator:
Net income (loss)	$11,353	$10,154

Denominator:
Denominator for basic earnings per share – weighted average shares	20,737	20,715

Effect of dilutive securities:
Employee stock options	99	120

Denominator for diluted earnings per share – weighted average shares	20,836	20,835
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the second quarter was 49,000 in 2015 and 49,000 in 2014. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Six Months Ended
In Thousands	June 30, 2015	June 30, 2014

Numerator:
Net income (loss)	$22,141	$21,007

Denominator:
Denominator for basic earnings per share – weighted average shares	20,731	20,709

Effect of dilutive securities:
Employee stock options	78	128

Denominator for diluted earnings per share – weighted average shares	20,809	20,837
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the six months ended June 30 was 94,000 in 2015 and 34,000 in 2014. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at June 30, 2015, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2015, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2015.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of June 30, 2015, the repurchase authorization had 1,225,750 shares remaining authorized through March 31, 2016. The Company did not repurchase any shares of its stock in the first six months of 2015 or 2014. Other than net income, there was no material change in stockholders equity during the quarter and six months ended June 30, 2015.
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

On March 28, 2014, the Patent Trial and Appeal Board (“PTAB”) issued its Decision on Appeal. In its opinion, the PTAB fully addressed one of nine grounds of rejection of the claims under reexamination as obvious in view of the prior art, sustaining the rejections of some of the claims, but reversing the rejections of other claims. In light of the PTAB’s failure to address the remaining eight grounds of rejection with regards to these narrower claims, the Company filed a Request for Rehearing on April 22, 2014. The PTAB issued its Decision on the Request for Rehearing on November 3, 2014, but still reversed the Examiner’s rejection of some of the claims. Southwire and the Company have each appealed the PTAB’s Decision to the Federal Circuit. Briefing continued through the middle of June 2015, with oral argument expected to follow two to three months later.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 74.7%, 77.6%, and 79.0% of the Company’s cost of goods sold during fiscal 2014, 2013 and 2012, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC now allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013 and 8.9% in 2014. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was completed in the fourth quarter of 2014. Machinery and equipment installation is expected to be completed during the third quarter of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2015

	April 2015	May 2015	June 2015	Quarter Ended June 30, 2015	Year to Date June 30, 2015
High	$2.89	$2.95	$2.77	$2.95	$2.95
Low	2.67	2.76	2.59	2.59	2.47
Average	2.75	2.89	2.68	2.77	2.72
COMEX COPPER CLOSING PRICE 2014

	April 2014	May 2014	June 2014	Quarter Ended June 30, 2014	Year to Date June 30, 2014
High	$3.14	$3.19	$3.19	$3.19	$3.43
Low	3.02	3.03	3.02	3.02	2.98
Average	3.07	3.13	3.10	3.10	3.17
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2015 and 2014. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014
Net sales were $253.7 million in the second quarter of 2015 compared to $307.1 million in the second quarter of 2014. This 17.4% decrease in net sales is primarily the result of a 17.8% decrease in copper wire sales driven by a 13.4% decrease in copper wire unit volume shipped, along with a decrease in average selling price of 5.1% of copper wire. Additionally, there was a 12.6% decrease in aluminum wire sales driven by a 14.9% decrease in aluminum wire unit volume shipped, offset somewhat by a 2.8% increase in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 11.1% in the second quarter of 2015 compared to the second quarter of 2014, and was the principal driver of the decreased average sales price of copper wire. In the second quarter of 2015, aluminum building wire constituted 9.4% of the Company’s net sales dollars compared to 8.9% in the second quarter of 2014.

Cost of goods sold was $220.8 million, or 87.0% of net sales, in the second quarter of 2015, compared to $273.6 million, or 89.1% of net sales, in the second quarter of 2014. Gross profit decreased to $32.9 million, or 13.0% of net sales, in the second quarter of 2015 versus $33.5 million, or 10.9% of net sales, in the second quarter of 2014.
The increase in gross profit margin percentage was primarily the result of increased copper wire spreads. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper increased 11.0% in the second quarter of 2015 versus the second quarter of 2014. The spread increased as a result of the average sales price per copper pound sold declining 5.1% while the per pound cost of raw copper decreased 11.1%. The aluminum wire spread also increased 6.1% in the same quarterly comparison. In 2015, total raw materials cost, including the LIFO adjustment, decreased to 75.1% of net sales in the second quarter of 2015, versus 79.2% of net sales in the second quarter of 2014.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2015, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to increases in copper costs, offset by price and volume movements of other materials during the second quarter of 2015, a LIFO adjustment was recorded decreasing cost of sales by $1.5 million during the second quarter of 2015. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the second quarter of 2015, the Company did not liquidate any LIFO layers established in prior years. Additionally, during the second quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $1.9 million.
Selling expenses, consisting of commissions and freight, for the second quarter of 2015 were $11.5 million, or 4.5% of net sales, compared to $14.1 million, or 4.6% of net sales, in the second quarter of 2014. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales decreased to 2.1% of net sales in the second quarter of 2015 from 2.2% of net sales in the second quarter of 2014, primarily due to small changes in the mix of both product sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the second quarter of 2015 were $4.4 million, or 1.7% of net sales, compared to $4.2 million, or 1.4% of net sales, in the second quarter of 2014. The provision for bad debts was $0 for the second quarters of 2015 and 2014.
Net interest and other (income) expense was nominal in the second quarters of 2015 and 2014. Income taxes were accrued at an effective rate of 33.5% in the second quarter of 2015, versus an effective rate of 33.5% in the second quarter of 2014.
As a result of the foregoing factors, the Company’s net income increased to $11.4 million in the second quarter of 2015 from $10.2 million in the second quarter of 2014.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Net sales for the first six months of 2015 were $504.0 million compared with net sales of $584.3 million for the first six months of 2014. This 13.7% decrease in net sales is primarily the result of a 14.7% decrease in copper wire sales driven by a 6.9% decrease in copper wire unit volume shipped, along with a 3.5% decrease in aluminum wire sales driven by a 3.2% decrease in aluminum wire unit volume shipped, and an 8.3% decrease and a 0.3% decrease in the average selling price of copper and aluminum wire, respectively. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 14.1% in the first six months of 2015 compared to the first six months of 2014, and was the principal driver of the decreased average sales price of copper wire. In the first six months of 2015, aluminum building wire constituted 9.4% of the Company’s net sales dollars compared to 8.4% in the first six months of 2014.

Cost of goods sold decreased to $438.7 million in the first six months of 2015, compared to $518.6 million in the first six months of 2014. Gross profit decreased to $65.3 million, or 13.0% of net sales, in the first six months of 2015 versus $65.7 million, or 11.2% of net sales, in the first six months of 2014.

The increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2015 versus the first six months of 2014 due primarily to increased industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The spread increased 7.1% in the first six months of 2015 versus the first six months of 2014. The spread expanded as a result of the 8.3% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 14.1%. (In nominal dollars, the sales price declined less than the cost of copper.) Aluminum wire did not follow that trend, with the spread decreasing 2.5% in the same year-to-date comparison.

Due primarily to decreases in copper costs and a small increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2015, a LIFO adjustment was recorded decreasing cost of sales by $10.8 million during the six month period. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2015 decreased to $23.1 million, or 4.6% of net sales, compared to $25.8 million, or 4.4% of net sales, in the same period of 2014. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $1.5 million in concert with the decreased sales dollars. Freight costs for the first six months of 2015 decreased $1.2 million to $11.0 million or 2.2% of net sales versus $12.2 million or 2.1% of net sales for the first six months of 2014. General and administrative expenses were $8.8 million, or 1.7% of net sales, in the first half of 2015 compared to $7.9 million, or 1.4% of net sales, in the first half of 2014. The provision for bad debts was zero in the first six months of 2015 and 2014, respectively.

Net interest and other expense (income) was virtually zero in the first half of both 2015 and 2014. Income taxes were accrued at an effective rate of 34.0% in the first six months of 2015 versus 34.4% in the first six months of 2014, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income increased to $22.1 million in the first half of 2015 from $21.0 million in the first half of 2014.
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
Cash provided by operating activities was $13.8 million in the first six months of 2015 compared to cash used of $3.3 million in the first six months of 2014. The following changes in components of cash flow from operations were notable. The Company had net income of $22.1 million in the first six months of 2015 versus net income of $21.0 million in the first six months of 2014. Accounts receivable decreased $6.6 million in the first six months of 2015 while increasing $22.9 million in the first six months of 2014, resulting in a source of cash in 2015 and use of cash in 2014, driving a $29.5 million higher source of cash in 2015 versus 2014. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. The swing in accounts receivable in the first six months of 2015 versus 2014 was primarily due to decreased sales dollars resulting from the lower copper prices discussed earlier. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first six months of both 2015 and 2014, resulting in a use of cash of $14.3 million and $9.4 million, respectively. Trade accounts payable and accrued liabilities resulted in an $11.1 million increase in cash used in the first six months of 2015 versus the first six months of 2014, attributable primarily to the timing of inventory receipts at quarter end. In the first six months of 2015, changes in current and deferred taxes provided cash of $6.2 million versus cash provided of $4.6 million in the first six months of 2014. These changes in cash flow were the primary drivers of the $17.0 million increase in cash provided by operations in the first six months of 2015 versus the first six months of 2014.
Cash used in investing activities increased to $22.5 million in the first six months of 2015 from $14.1 million in the first six months of 2014, due primarily to purchases of equipment for the aluminum plant expansion. Cash used in financing activities consisted of $0.8 million of cash dividends offset by $0.4 million of proceeds from exercised stock options resulting in $0.4 million of cash used in the first six months of 2015 versus $0.3 million used in the first six months of 2014. As of June 30, 2015, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $45.6 million at June 30, 2015 versus $19.1 million at June 30, 2014.
During the remainder of 2015, the Company expects its capital expenditures will consist primarily of expenditures related to the expansion of its aluminum building wire plant and purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2015 associated with these projects are currently estimated to be between $40 million and $45 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2015.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: July 31, 2015	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: July 31, 2015	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 31, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 31, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 31, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 31, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document