Form 10-Q
period 2015-09-30
ENCORE WIRE CORP
filed 2015-10-30
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 29, 2015: 20,667,648

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$58,817	$54,664
Accounts receivable, net of allowance of $2,065 and $2,065	192,005	206,908
Inventories	97,834	78,251
Income tax receivable	—	1,951
Deferred income taxes	—	1,306
Prepaid expenses and other	2,732	2,235
Total current assets	351,388	345,315

Property, plant and equipment—at cost:
Land and land improvements	50,326	48,305
Construction-in-progress	43,444	48,245
Buildings and improvements	101,051	96,405
Machinery and equipment	260,954	228,371
Furniture and fixtures	8,960	8,682
Total property, plant and equipment	464,735	430,008

Accumulated depreciation	(213,262)	(203,502)
Property, plant and equipment – net	251,473	226,506

Other assets	454	930
Total assets	$603,315	$572,751

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$26,051	$31,147
Accrued liabilities	22,922	28,191
Income taxes payable	1,121	—
Deferred income taxes	6,624	—
Total current liabilities	56,718	59,338

Non-current deferred income taxes	19,849	20,226
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,682,603 and 26,657,003	267	267
Additional paid-in capital	51,672	50,598
Treasury stock, at cost – 6,027,455 and 5,934,651 shares	(91,056)	(88,134)
Retained earnings	565,865	530,456
Total stockholders’ equity	526,748	493,187
Total liabilities and stockholders’ equity	$603,315	$572,751
Note:    The consolidated balance sheet at December 31, 2014, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
Unaudited for the Quarter and Nine Months Ended September 30, 2015 and 2014
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$262,756	$297,351	$766,766	$881,637
Cost of goods sold	224,421	263,278	663,095	781,877
Gross profit	38,335	34,073	103,671	99,760

Selling, general, and administrative expenses	16,063	17,442	47,952	51,129
Operating income	22,272	16,631	55,719	48,631

Other (income) expenses:
Interest and other income	(81)	(90)	(320)	(255)
Interest expense	63	77	187	223
Income before income taxes	22,290	16,644	55,852	48,663

Provision for income taxes	7,779	5,581	19,200	16,593
Net income	$14,511	$11,063	$36,652	$32,070
Earnings per common and common equivalent share – basic	$0.70	$0.53	$1.77	$1.55
Weighted average common and common equivalent shares outstanding – basic	20,716	20,718	20,726	20,712
Earnings per common and common equivalent share – diluted	$0.70	$0.53	$1.76	$1.54
Weighted average common and common equivalent shares outstanding – diluted	20,774	20,819	20,797	20,831
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
Unaudited for the Nine Months Ended September 30, 2015 and 2014
(In thousands)

	Nine Months Ended September 30,
	2015	2014

Operating Activities
Net income	$36,652	$32,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,972	11,631
Deferred income taxes	7,553	2,937
Excess tax benefits of options exercised	(24)	(114)
Stock-based compensation	500	515
Other	(146)	(77)
Changes in operating assets and liabilities:
Accounts receivable	14,903	(14,441)
Inventories	(19,583)	(9,693)
Trade accounts payable and accrued liabilities	(12,283)	3,598
Other assets and liabilities	(56)	(697)
Current income taxes receivable / payable	3,096	3,564
Net cash provided by (used in) operating activities	42,584	29,293

Investing Activities
Purchases of property, plant and equipment	(34,897)	(26,624)
Proceeds from sale of assets	52	75
Other	—	(32)
Net cash provided by (used in) investing activities	(34,845)	(26,581)

Financing Activities
Purchase of treasury stock	(2,922)	—
Proceeds from issuance of common stock, net	555	483
Dividends paid	(1,243)	(1,243)
Excess tax benefits of options exercised	24	114
Net cash provided by (used in) financing activities	(3,586)	(646)

Net increase (decrease) in cash and cash equivalents	4,153	2,066
Cash and cash equivalents at beginning of period	54,664	36,778
Cash and cash equivalents at end of period	$58,817	$38,844
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015
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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2015	December 31, 2014

Raw materials	$25,225	$28,283
Work-in-process	23,836	19,169
Finished goods	77,877	84,020
Total	126,938	131,472
Adjust to LIFO cost	(29,104)	(53,221)
Lower of cost or market adjustment	—	—
Inventory, net	$97,834	$78,251
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down in tandem with inventory levels and costs.
During the first nine months of 2015, the Company did not liquidate any LIFO inventory layers established in prior years. A LIFO adjustment was recorded decreasing cost of sales by $13.3 million during the third quarter of 2015 and by $24.1 million in the first nine months of 2015. During the first six months of 2014, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the third quarter of 2014, that layer was replenished. During 2014, LIFO adjustments were recorded decreasing cost of sales by $0.2 million in the third quarter and by $7.0 million in the first nine months.
.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2015	December 31, 2014

Sales volume discounts payable	$12,721	$16,011
Property taxes payable	2,800	3,510
Commissions payable	1,826	2,064
Accrued salaries	4,464	4,800
Other accrued liabilities	1,111	1,806
Total accrued liabilities	$22,922	$28,191

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 34.9% in the third quarter of 2015 versus 33.5% in the third quarter of 2014, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s effective tax rate was approximately 34.4% in 2015 and 34.1% in 2014. The increase in the effective rate was due to a change in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes.
NOTE 5 – EARNINGS PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Quarters Ended
In Thousands	September 30, 2015	September 30, 2014

Numerator:
Net income (loss)	$14,511	$11,063

Denominator:
Denominator for basic earnings per share – weighted average shares	20,716	20,718

Effect of dilutive securities:
Employee stock options	58	101

Denominator for diluted earnings per share – weighted average shares	20,774	20,819
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the third quarter was 148,000 in 2015 and 49,000 in 2014. Such options were anti-dilutive for the respective periods.
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Nine Months Ended
In Thousands	September 30, 2015	September 30, 2014

Numerator:
Net income (loss)	$36,652	$32,070

Denominator:
Denominator for basic earnings per share – weighted average shares	20,726	20,712

Effect of dilutive securities:
Employee stock options	71	119

Denominator for diluted earnings per share – weighted average shares	20,797	20,831
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the nine months ended September 30 was 112,000 in 2015 and 39,000 in 2014. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at September 30, 2015, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2015, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2015.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and as of September 30, 2015, the repurchase authorization had 1,132,946 shares remaining authorized through March 31, 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases this year. The Company did not repurchase any shares of its stock in the first nine months of 2014. Other than net income and the purchase of treasury shares, there was no material change in stockholders equity during the quarter and nine months ended September 30, 2015.
NOTE 8 - CONTINGENCIES

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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the ‘301 patent by the United States Patent and Trademark Office (the “USPTO”). On June 23, 2011, the USPTO issued an office action in the reexamination finally rejecting all the claims of the ‘301 patent. Southwire responded to these final rejections on August 8, 2011 by submitting substantially amended claims. The examiner determined that the amended claims captured patentable subject matter and on September 21, 2011 issued a notice that a reexamination certificate would be issued evidencing the patentability of the amended claims. The reexamination certificate was issued on the ‘301 patent on December 27, 2011. Subsequent to the issuance of the ‘301 reexamination certificate, a new inter partes reexamination proceeding was instituted by Cerro Wire against the reexamined ‘301 patent. The parties convened on March 21, 2012 and August 27, 2012 for settlement conferences regarding the ‘301 patent lawsuit. Such settlement conferences did not result in any negotiation, agreement, decision or other development that the Company believed is material to such lawsuit. Settlement discussions continue between the parties. On September, 29, 2015, the Patent Trial and Appeal Board (the “PTAB”) issued an opinion affirming the Examiner’s rejection of all of the claims of the ’301 Patent. Southwire intends to appeal this decision.

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ‘024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ‘024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case is currently stayed. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. On March 28, 2014, the PTAB issued its Decision on Appeal, and issued its Decision on the Request for Rehearing on November 3, 2014. Southwire and the Company each appealed the PTAB’s Decision to the Federal Circuit. Oral argument was held on October 7, 2015. On October 20, 2015, the Federal Circuit dismissed the appeal as moot because the Federal Circuit had the same day affirmed the rejection of all the claims of the ’024 patent in the Cerro reexamination. Southwire will now have an opportunity to appeal to the United States Supreme Court.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 74.7%, 77.6%, and 79.0% of the Company’s cost of goods sold during fiscal 2014, 2013 and 2012, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC now allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013 and 8.9% in 2014. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was completed in the fourth quarter of 2014. Machinery and equipment installation is expected to be completed during the fourth quarter of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2015

	July 2015	August 2015	September 2015	Quarter Ended September 30, 2015	Year to Date September 30, 2015
High	$2.64	$2.41	$2.46	$2.64	$2.95
Low	2.35	2.25	2.25	2.25	2.25
Average	2.48	2.33	2.37	2.40	2.61
COMEX COPPER CLOSING PRICE 2014

	July 2014	August 2014	September 2014	Quarter Ended September 30, 2014	Year to Date September 30, 2014
High	$3.27	$3.24	$3.16	$3.27	$3.43
Low	3.17	3.09	3.01	3.01	2.98
Average	3.23	3.16	3.09	3.16	3.16
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2015 and 2014. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014
Net sales were $262.8 million in the third quarter of 2015 compared to $297.4 million in the third quarter of 2014. This 11.6% decrease in net sales is primarily the result of a 12.7% decrease in copper wire sales driven by a 15.2% decrease in the average selling price of copper wire, offset somewhat by a 3.0% increase in copper wire unit volume shipped. Additionally, there was a 1.8% decrease in aluminum wire sales driven by a 4.0% decrease in the average selling price of aluminum wire, offset somewhat by a 2.2% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 23.1% in the third quarter of 2015 compared to the third quarter of 2014, and was the principal driver of the decreased average sales price of copper wire. In the third quarter of 2015, aluminum building wire constituted 10.5% of the Company’s net sales dollars compared to 9.4% in the third quarter of 2014.
Cost of goods sold was $224.4 million, or 85.4% of net sales, in the third quarter of 2015, compared to $263.3 million, or 88.5% of net sales, in the third quarter of 2014. Gross profit increased to $38.3 million, or 14.6% of net sales, in the third quarter of 2015 versus $34.1 million, or 11.5% of net sales, in the third quarter of 2014.
The increase in gross profit margin percentage was primarily the result of increased copper wire spreads. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper increased 4.5% in the third quarter of 2015 versus the third quarter of 2014. The spread increased as a result of the average sales price per copper pound sold declining 15.2% while the per pound cost of raw copper decreased 23.1%. The aluminum wire spread also increased 8.1% in the same quarterly comparison. Total raw materials cost, including the LIFO adjustment, decreased to 72.5% of net sales in the third quarter of 2015, versus 78.2% of net sales in the third quarter of 2014.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2015, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs, offset by price and volume movements of other materials during the third quarter of 2015, a LIFO adjustment was recorded decreasing cost of sales by $13.3 million during the third quarter of 2015. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the third quarter of 2015, the Company did not liquidate any LIFO layers established in prior years. Additionally, during the third quarter of 2014, a LIFO adjustment was recorded decreasing cost of sales by $0.2 million.
Selling expenses, consisting of commissions and freight, for the third quarter of 2015 were $12.1 million, or 4.6% of net sales, compared to $13.3 million, or 4.5% of net sales, in the third quarter of 2014. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.2% of net sales in the third quarter of 2015 from 2.1% of net sales in the third quarter of 2014, primarily due to small changes in the mix of both product sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the third quarter of 2015 were $3.9 million, or 1.5% of net sales, compared to $4.2 million, or 1.4% of net sales, in the third quarter of 2014. The provision for bad debts was $0 for the third quarters of 2015 and 2014.
Net interest and other (income) expense was nominal in the third quarters of 2015 and 2014. Income taxes were accrued at an effective rate of 34.9% in the third quarter of 2015, versus an effective rate of 33.5% in the third quarter of 2014.
As a result of the foregoing factors, the Company’s net income increased to $14.5 million in the third quarter of 2015 from $11.1 million in the third quarter of 2014.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Net sales for the first nine months of 2015 were $766.8 million compared with net sales of $881.6 million for the first nine months of 2014. This 13.0% decrease in net sales is primarily the result of a 10.7% decrease in the average selling price of copper wire sold coupled with a 3.7% decrease in copper wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 17.3% in the first nine months of 2015 compared to the first nine months of 2014, and was the principal driver of the decreased average sales price of copper wire. In the first nine months of 2015, aluminum building wire constituted 9.8% of the Company’s net sales dollars compared to 8.8% in the first nine months of 2014.

Cost of goods sold decreased to $663.1 million in the first nine months of 2015, compared to $781.9 million in the first nine months of 2014. Gross profit increased to $103.7 million, or 13.5% of net sales, in the first nine months of 2015 versus $99.8 million, or 11.3% of net sales, in the first nine months of 2014.

The increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first nine months of 2015 versus the first nine months of 2014 due primarily to increased industry pricing discipline. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 6.3% in the first nine months of 2015 versus the first nine months of 2014. The spread expanded as a result of the 10.7% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 17.3%. (In nominal dollars, the sales price declined less than the cost of copper.) Aluminum wire followed that trend, with the spread increasing 1.5% in the same year-to-date comparison.

Due primarily to decreases in copper costs and a small increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first nine months of 2015, a LIFO adjustment was recorded decreasing cost of sales by $24.1 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2015 decreased to $35.3 million, or 4.6% of net sales, compared to $39.1 million, or 4.4% of net sales, in the same period of 2014. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $2.3 million in concert with the decreased sales dollars. Freight costs for the first nine months of 2015 decreased $1.5 million to $16.8 million or 2.2% of net sales versus $18.4 million or 2.1% of net sales for the first nine months of 2014. General and administrative expenses were $12.7 million, or 1.7% of net sales, in the first nine months of 2015 compared to $12.0 million, or 1.4% of net sales, in the first nine months of 2014. The provision for bad debts was zero in the first nine months of 2015 and 2014, respectively.

Net interest and other expense (income) was nominal in the first nine months of both 2015 and 2014. Income taxes were accrued at an effective rate of 34.4% in the first nine months of 2015 versus 34.1% in the first nine months of 2014, consistent with the Company’s estimated liabilities.

As a result of the foregoing factors, the Company’s net income increased to $36.7 million in the first nine months of 2015 from $32.1 million in the first nine months of 2014.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $42.6 million in the first nine months of 2015 compared to cash provided of $29.3 million in the first nine months of 2014. The following changes in components of cash flow from operations were notable. The Company had net income of $36.7 million in the first nine months of 2015 versus net income of $32.1 million in the first nine months of 2014. Accounts receivable decreased $14.9 million in the first nine months of 2015 while increasing $14.4 million in the first nine months of 2014, resulting in a source of cash in 2015 and use of cash in 2014, driving a $29.3 million higher source of cash in 2015 versus 2014. Accounts receivable generally increase in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. The swing in accounts receivable in the first nine months of 2015 versus 2014 was primarily due to decreased sales dollars resulting from the lower copper prices discussed earlier. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first nine months of both 2015 and 2014, resulting in a use of cash of $19.6 million and $9.7 million, respectively. Trade accounts payable and accrued liabilities were a use of cash of $12.3 million in 2015 versus a $3.6 million source of cash in 2014, resulting in a $15.9 million increase in cash used in the first nine months of 2015 versus the first nine months of 2014, attributable primarily to the timing of inventory receipts at quarter end. In the first nine months of 2015, changes in current and deferred taxes provided cash of $10.6 million versus cash provided of $6.5 million in the first nine months of 2014. These changes in cash flow were the primary drivers of the $13.3 million increase in cash provided by operations in the first nine months of 2015 versus the first nine months of 2014.
Cash used in investing activities increased to $34.8 million in the first nine months of 2015 from $26.6 million in the first nine months of 2014, due primarily to purchases of equipment for the aluminum plant expansion. Cash used in financing activities consisted of $2.9 million used for the purchase of Company stock, and $1.2 million of cash dividends paid offset by $0.5 million of proceeds from exercised stock options resulting in $3.6 million of cash used in the first nine months of 2015 versus $0.6 million used in the first nine months of 2014. As of September 30, 2015, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $58.8 million at September 30, 2015 versus $38.8 million at September 30, 2014.
During the remainder of 2015, the Company expects its capital expenditures will consist primarily of expenditures related to the expansion of its aluminum building wire plant and purchases of manufacturing equipment throughout its facilities. The total capital expenditures for all of 2015 associated with these projects are currently estimated to be between $42 million and $47 million. The

Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2015.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 7 to the Company’s consolidated financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	47,106	31.17	—	—
September 1, 2015 - September 30, 2015	45,698	31.82	—	—
Total	92,804	$31.49	—	—

(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of 1,000,000 shares of its common stock through December 31, 2007 on the open market or through privately negotiated transactions at prices determined by the President of the Company. On May 11, 2012, the Board of Directors authorized the repurchase of up to an aggregate amount of 4,000,000 shares of its common stock under the previously approved stock repurchase program of the Company. The Company's Board of Directors has subsequently authorized annual extensions of this stock repurchase program through March 31, 2016.

Item 6. Exhibits.
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 30, 2015	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: October 30, 2015	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 30, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 30, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 30, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 30, 2015 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document