Form 10-K
period 2015-12-31
ENCORE WIRE CORP
filed 2016-02-26
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $887,463,887 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 25, 2016: 20,687,761
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2016 annual meeting of stockholders – Part III

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
Product Innovation. Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic cable. The colors have improved on-the-job safety and reduced installation times for contractors. Encore Wire’s patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has ten patents and twenty-nine patent-pending innovations that range from process improvements to packaging solutions.
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
Bare Copper. Bare copper conductors are used in overhead electrical transmission and distribution systems for grounding and bonding of electrical systems, and where high conductivity and flexibility are required for equipment and circuit grounding.
NM-B Cable. Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.
UF-B Cable. Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from buildings or structures. UF-B cable is composed of two or three polyvinyl chloride (PVC) insulated copper wire conductors, with an uninsulated ground wire, all jacketed in PVC.

SE Style Cable (Style U). Service Entrance cable is primarily utilized as an aboveground external service entrance cable from the meter enclosure to the service distribution equipment. SE-U style cable is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in polyvinyl chloride (PVC).
SE Style Cable (Style R). Service Entrance cable is primarily utilized as an aboveground service entrance cable from the service disconnecting means to other remotely located electrical distribution equipment. SE-R style cable is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in polyvinyl chloride (PVC).
THHN/THWN-2 Cable. THHN/THWN-2 cable is used primarily as branch circuit, feeder and service entrance conductors within commercial and industrial buildings and structures. It is composed of a copper or aluminum single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THHN/THWN-2 cable through cable tray or protective conduit pipe.
XHHW-2. XHHW-2 cable is used primarily as branch circuit, feeder and service entrance conductors within commercial and industrial buildings and structures. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
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
USE-2 or RHH or RHW-2. USE-2, RHH or RHW-2 cable is intended for general purpose applications in direct burial, underground applications as USE-2 or as RHH or RHW-2 for either aboveground or underground applications in listed raceways for branch circuit, feeder and service entrance conductors. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation suitable for wet locations.
Tray Cable (Power and/or Control) - Tray Cable is primarily used as branch circuit or feeders for power, lighting, control, and signal circuits for direct installations in raceways, outdoor locations where supported by a messenger wire, in cable trays and direct burial in underground installations where evaluated for the specific condition of use. It is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or cross-linked polyethylene (XLPE) with either insulated or bare equipment grounding conductor, all jacketed in rugged polyvinyl chloride (PVC).
Metal-Clad Cable. Metal-clad cable is used primarily as branch circuit, feeder, and service conductors, primarily in multi-family dwellings, commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with polyvinyl chloride (PVC), which are further coated with nylon or with a single layer of cross-linked polyethylene (XLPE) insulation and then fully encased in a flexible aluminum or steel “armored” protective sheathing.
Armored Cable. Armored cable is used primarily as branch circuit and feeders, primarily in commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with polyvinyl chloride (PVC), which are further coated with nylon and then fully encased in a flexible aluminum or steel “armored” protective sheathing.
Photovoltaic Single-Conductor Cable. Photovoltaic (PV) style conductors and/or cables are primarily intended for use as photovoltaic (PV) direct-current output circuit and source circuits between the PV arrays and combiner boxes. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
URD or UDC Cable. Underground Residential Distribution Cable (URD) or Underground Distribution Cable (UDC) is primarily for underground secondary distribution, as service entrance conductors underground, and as service laterals. It may be directly buried in earth or installed in an electrical duct system in both wet and dry locations. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
Mobile Home Feeder Cable. Mobile Home Feeder Cable is primarily for underground feeders to mobile homes as defined in Article 550 of the National Electrical Code®. It may be directly buried in earth or in a listed raceway system in both wet and dry locations. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
Overhead Service Drop. Overhead Service Drop conductors are primarily for overhead secondary distribution, as service entrance conductors overhead, and as service drop conductors from utility transformers to premise wiring systems. It is composed of electrical grade 1350 series aluminum alloy conductors, typically stranded, and with a single layer of cross-linked polyethylene (XLPE) insulation.
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
Encore manufactures and tests all of its products in accordance with the Underwriters Laboratories (UL) standards, a nationally recognized testing and standards agency. Encore’s machine operators and quality control inspectors conduct routine product inspections. The Company tests finished products for electrical continuity to ensure compliance with its own quality standards and those of UL. Encore’s manufacturing lines are equipped with laser micrometers to measure wire diameter and insulation thickness while the lines are in operation. During each shift, operators perform and record routine physical measurements of products, all of which are separately verified and approved by quality control inspectors. Although suppliers pre-test PVC and nylon compounds, the Company tests products for aging, cracking and brittleness of insulation and jacketing. Additionally, UL representatives routinely visit and test products from each area of manufacturing.
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
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no bad debt charges in 2015, 2014, and 2013. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
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
As of December 31, 2015, Encore had 1,331 employees, 1,149 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facility. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 80.7% of the dollar value of all raw materials used by the Company during 2015. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2015, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
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
Compliance with Environmental Regulations
The Company is subject to federal, state and local environmental protection laws and regulations governing the Company’s operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by the Company. Management believes the Company is in compliance with all such rules including permitting and reporting requirements. Historically, compliance with such laws and regulations has not had a material impact on the capital expenditures, earnings and competitive position of the Company.
Research and Development Activities
The Company classifies research and development activities as a component of production overhead. Research and development costs were approximately $1.8 million, $1.7 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development costs attributable to customer-sponsored research activities performed by the Company were insignificant.
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates between 2016 and 2023, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 72.1%, 74.7% and 77.6% of the costs of goods sold by the Company during 2015, 2014 and 2013, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors including the general condition of the economy, market demand and changes in interest rates, among other factors. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012 and then building upward momentum in 2013 through 2015. Nationally, commercial construction had been strong through 2007, but it slowed significantly in 2008 and continued downward through 2012, before turning around and improving in 2013 through 2015.
The somewhat sluggish construction economy in the United States and the overhang of excess housing and commercial and industrial buildings may have a negative impact on the construction industry for some time to come.
Deterioration in the financial condition of the Company’s customers due to industry and economic conditions may result in reduced sales, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy or insolvency. Although the Company’s bad debt experience has been low in recent years, the Company’s inability to collect receivables may increase the amounts the Company must expense against its bad debt reserve, decreasing the Company’s profitability. A downturn in the residential, commercial or industrial construction industries and general economic conditions as a whole may have a material adverse effect on the Company.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 35% of the Company's outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
Regulations related to conflict-free minerals may force us to incur additional expenses.

In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The SEC rules implementing Section 1502 of the Dodd-Frank Act require us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we purchase originated from the Democratic Republic of Congo or an adjoining country. Since 2014, we have been required to file with the SEC on an annual basis a specialized disclosure report on Form SD regarding such matters. As our supply chain is complex, we may incur significant costs to determine the source and custody of conflict minerals that are used in the manufacture of our products in order to comply with these regulatory requirements in the future. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 430 acres and consist of buildings containing approximately 1.9 million square feet of floor space. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of February 26, 2016, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	52	Chairman of the Board of Directors, President and Chief Executive Officer

Frank J. Bilban	59	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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

	High	Low

2015
First Quarter	$38.10	$29.36
Second Quarter	48.50	37.05
Third Quarter	46.32	30.23
Fourth Quarter	44.95	31.89

2014
First Quarter	$57.99	$46.03
Second Quarter	52.70	45.06
Third Quarter	51.30	36.91
Fourth Quarter	40.92	33.61
As of February 25, 2016, there were 36 holders of record of the Company’s Common Stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2015. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2015, the repurchase authorization had 1,132,946 shares remaining, and the stock repurchase program has been extended through March 31, 2017. The Company repurchased 92,804 shares of its stock in the third quarter of 2015 in the open market, its only purchases in 2015. The Company did not repurchase any shares of its stock in 2014. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	320,887	$30.25	250,300
Equity compensation plans not approved by security holders	—	—	—
TOTAL	320,887	$30.25	250,300

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s Common Stock, the Company’s self-determined peer group for the year ended December 31, 2015, and the Russell 2000 Index.

Symbol	Total Return For:	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012
«	Encore Wire Corporation	100.00	97.21	96.81	82.26	103.62	119.03	107.29
■	Russell 2000 Index	100.00	107.94	106.21	82.98	95.82	107.74	104.00
▲	Peer Group	100.00	113.06	108.51	68.42	80.87	93.06	82.46
Symbol	Total Return For:	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014
«	Encore Wire Corporation	117.31	121.61	140.59	136.98	158.52	218.04	195.15
■	Russell 2000 Index	109.46	111.49	125.31	129.17	142.36	154.78	156.51
▲	Peer Group	92.26	104.60	122.70	112.05	132.57	138.11	131.28
Symbol	Total Return For:	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
«	Encore Wire Corporation	197.36	149.33	150.45	152.75	178.60	131.88	149.73
■	Russell 2000 Index	159.71	147.96	162.35	169.36	170.07	149.80	155.18
▲	Peer Group	143.09	108.56	128.75	152.21	139.84	81.53	85.54

Notes

(1)	Data presented in the performance graph is complete through December 31, 2015.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation and Belden, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2010.
Item 6. Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Statement of Income Data:
Net sales	$1,017,622	$1,166,979	$1,158,252	$1,072,348	$1,180,474
Cost of goods sold	880,900	1,042,002	1,023,180	982,021	1,039,619
Gross profit	136,722	124,977	135,072	90,327	140,855
Selling, general and administrative expenses	64,493	68,876	64,453	60,981	64,577
Operating income	72,229	56,101	70,619	29,346	76,278
Interest and other (income) expense	(405)	(341)	(329)	(343)	(239)
Interest expense	250	285	265	313	322
Income before income taxes	72,384	56,157	70,683	29,376	76,195
Provision for income taxes	24,779	19,034	23,773	9,565	26,064
Net income	$47,605	$37,123	$46,910	$19,811	$50,131
Net income per common and common equivalent shares – basic	$2.30	$1.79	$2.27	$0.91	$2.15
Weighted average common and common equivalent shares – basic	20,713	20,714	20,676	21,680	23,300
Net income per common and common equivalent shares – diluted	$2.29	$1.78	$2.26	$0.91	$2.14
Weighted average common and common equivalent shares – diluted	20,787	20,821	20,764	21,732	23,410

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Balance Sheet Data:
Working capital	$307,440	$285,977	$282,148	$261,493	$334,484
Total assets	628,116	572,751	525,826	472,467	516,146
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	538,639	493,187	456,581	410,164	457,743
Annual dividends paid	1,657	1,657	1,654	1,763	1,863
Annual dividends paid per common share	0.08	0.08	0.08	0.08	0.08
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
These factors, and others, have allowed Encore Wire to grow from a startup in 1989 to what management believes is one of the largest electric building wire companies in the United States of America. Encore has built a loyal following of customers throughout the United States. These customers have developed a brand preference for Encore Wire in a commodity product line due to the reasons noted above, among others. The Company prides itself on striving to grow sales by expanding its product offerings where profit margins are acceptable. Senior management monitors gross margins daily, frequently extending down to the individual order level. Management strongly believes that this “hands-on” focused approach to the building wire business has been an important factor in the Company's success, and will lead to continued success.
The construction and remodeling industries drive demand for building wire. Housing construction activity in the United States declined significantly in 2006 and continued its downward trend through 2010, improving slightly in 2011 and 2012 and then building upward momentum in 2013 through 2015. Nationally, commercial construction had been strong through 2007, but it slowed significantly in 2008 and continued downward through 2012, before turning around and improving in 2013 through 2015. The Company’s unit sales volume, as measured in pounds of copper wire sold, declined 15.6% in 2009 versus 2008 and declined another 3.8% in 2010 versus 2009. In 2011, the Company’s unit sales volume increased 6.2% compared to 2010. In 2012, copper unit sales declined 1.3% versus 2011. Total unit sales, including pounds of aluminum wire sold, increased 2.3% in 2012 versus 2011, as the Company continued to expand its building wire product line as discussed throughout this report. Total unit sales, including pounds of aluminum wire sold, increased 14.9% in 2013 versus 2012. In 2013, copper unit sales increased 9.5% versus 2012, while aluminum unit sales increased 116.8% versus 2012. 2013 was the first full year of sales and production from the Company’s new aluminum wire plant. The Company believes that the expansion into building wire product offerings with aluminum conductors helped the increase in copper unit sales in 2013, as customers prefer to “one stop shop” and order from full line producers. The Company believes that the overall decline of unit volumes sold since 2006 is primarily the result of the slowdown in construction throughout the United States. The Company also believes that the reduced percentage decline in the Company’s unit sales volume in 2010 and the increase in 2011 was caused, in large part, by the exit of a former competitor from the industry in the first quarter of 2010. In 2015, unit sales were down 1.5% in copper wire and 0.5% in aluminum wire versus 2014. It should be noted, however, that 2015 had a slow start, due in part to rough winter and spring weather. Unit sales volumes were down 9.4% for copper and 2.7% for aluminum through the first five months of 2015 versus the first five months of 2014. However, unit sales volumes were up 4.4% for copper and 1.0% for aluminum in the last seven months of 2015 versus the same period in 2014. According to various industry and national economic forecasts, the future is unclear for the next few years. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 72.1%, 74.7%, and 77.6% of the Company’s cost of goods sold during 2015, 2014 and 2013, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013, 8.9% in 2014, and 9.9% in 2015. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was substantially completed in the fourth quarter of 2014. Machinery and equipment was installed during 2015. Historically, the cost of aluminum has been much lower than copper and less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2015

	October 2015	November 2015	December 2015	Quarter Ended Dec. 31, 2015	Year-to-Date Dec. 31, 2015

High	$2.43	$2.33	$2.14	$2.43	$2.95
Low	2.31	2.02	2.03	2.02	2.02
Average	2.37	2.16	2.08	2.20	2.51
COMEX COPPER CLOSING PRICE 2014

	October 2014	November 2014	December 2014	Quarter Ended Dec. 31, 2014	Year-to-Date Dec. 31, 2014

High	$3.11	$3.08	$2.95	$3.11	$3.43
Low	2.98	2.86	2.84	2.84	2.84
Average	3.04	3.02	2.90	2.98	3.12

COMEX COPPER CLOSING PRICE 2013

	October 2013	November 2013	December 2013	Quarter Ended Dec. 31, 2013	Year-to-Date Dec. 31, 2013

High	$3.33	$3.29	$3.47	$3.47	$3.78
Low	3.22	3.15	3.20	3.15	3.03
Average	3.28	3.22	3.34	3.28	3.34
Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	62.4%	66.7%	68.6%
Other raw materials	14.9%	13.2%	11.5%
Depreciation	1.4%	1.2%	1.1%
Labor and overhead	11.0%	9.0%	8.1%
LIFO adjustment	(3.1)%	(0.8)%	(1.0)%
Lower cost or market adjustment	—%	—%	—%
	86.6%	89.3%	88.3%

Gross profit	13.4%	10.7%	11.7%
Selling, general and administrative expenses	6.3%	5.9%	5.6%
Operating income	7.1%	4.8%	6.1%
Interest and other (income) expense	—%	—%	—%

Income before income taxes	7.1%	4.8%	6.1%
Provision for income taxes	2.4%	1.6%	2.0%

Net income	4.7%	3.2%	4.1%
The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2015, 2014 and 2013. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.018 billion in 2015 compared to $1.167 billion in 2014 and $1.158 billion in 2013. The 12.8% decrease in net sales in 2015 versus 2014 is the result of a 13.8% decrease in copper wire sales and a 2.8% decrease in aluminum wire sales. Sales dollars were driven lower primarily by decreases in average selling prices of 12.5% and 2.3% of copper and aluminum wire, respectively, and also slightly by a 1.5% decrease in copper wire pounds shipped and a 0.5% decrease in aluminum wire pounds shipped. Average selling prices for wire sold were driven lower by the fact that the average price of a pound of copper purchased decreased 19.3% in 2015 versus 2014, while aluminum purchase prices decreased 12.3% during the same time period. Aluminum wire constituted 9.9% of total net sales in 2015, compared to 8.9% of net sales in 2014.
In the fourth quarter of 2015, net sales decreased 12.1% versus the fourth quarter of 2014. The decrease in net sales was due to the 13.1% decrease in copper net sales and a 2.4% decrease in aluminum net sales, driven by the decrease in purchase prices of copper of 25.3% and aluminum of 27.2%. These lower prices were offset somewhat by unit sales volume increases of 5.1% in copper wire and 5.0% in aluminum wire in the fourth quarter of 2015 versus the fourth quarter of 2014. Aluminum net sales comprised 10.2% of net sales in the fourth quarter of 2015, compared to 9.2% in the fourth quarter of 2014.

On a sequential quarter comparison, net sales in the fourth quarter of 2015 decreased 4.5% versus the third quarter of 2015, due primarily to a 7.5% decrease in average copper wire selling prices, offset somewhat by a 3.4% increase in copper wire unit sales. Average selling prices were driven lower by a 7.6% decrease in the cost of copper purchased. Margins in the fourth quarter of 2015 were down versus those of the third quarter of 2015, producing $11.0 million of net income in the fourth quarter of 2015 versus $14.5 million in the third quarter of 2015.
Comparing the full year of 2015 to 2014, the average sales price of wire that contained a pound of copper decreased less than the average price of a pound of copper purchased during the period. Therefore, margins increased as the spread between the price of wire sold and the cost of raw copper purchased increased by 5.2%, due primarily to somewhat improved industry pricing discipline. Aluminum wire margins also increased from 2014 to 2015, with the spread between the price of wire sold and the cost of raw aluminum purchased increasing by 4.0%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
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
Comparing the full year of 2014 to 2013, the average sales price of wire that contained a pound of copper decreased more than the average price of a pound of copper purchased during the period. Therefore, margins contracted as the spread between the price of wire sold and the cost of raw copper purchased decreased by 2.5%, due primarily to slightly decreased industry pricing discipline. Aluminum wire margins also decreased from 2013 to 2014, with the spread between the price of wire sold and the cost of raw aluminum purchased decreasing by 8.1%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Cost of goods sold was $880.9 million in 2015, compared to $1.042 billion in 2014 and $1.023 billion in 2013. The copper costs included in cost of goods sold were $635.2 million in 2015 compared to $778.1 million in 2014 and $794.4 million in 2013. Copper costs as a percentage of net sales decreased to 62.4% in 2015 compared to 66.7% in 2014 and 68.6% in 2013. The decrease from 2014 to 2015 of copper costs as a percentage of net sales was due to copper costs decreasing while other components of cost of sales increased. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of copper wire. Accordingly, the decrease in copper prices in 2015 and 2014 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales rose from 11.5% in 2013 and 13.2% in 2014 to 14.9% in 2015. The consistent increase over the three year period is primarily due to the Company's increasing production of aluminum wire. Although aluminum is much cheaper than copper, the increased aluminum production drove the other materials category up as a percentage of net sales because aluminum is higher in cost than most of the other items in this category. Material cost percentages in 2015 decreased due to a 3.1% LIFO credit (income) and in 2014 decreased due to a 0.8% LIFO credit (income) and in 2013 decreased due to a 1.0% LIFO credit (income). Adding LIFO to the cost of copper and other materials, the total materials cost including LIFO in 2015 was 74.2% of net sales versus 79.1% in 2014 and 79.1% in 2013.
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

Depreciation, labor and overhead costs as a percentage of net sales were 12.3% in 2015 compared to 10.2% in 2014 and 9.2% in 2013. The percentage increase of depreciation, labor and overhead costs in 2015 and 2014 versus 2013 was due primarily to the decrease in copper driven sales dollars per pound of sales trending the opposite direction of the increases in depreciation, labor and overhead costs. This disparity is somewhat due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2015	2014	2013

Raw materials	$26,245	$28,283	$28,293
Work-in-process	20,155	19,169	21,881
Finished goods	70,348	84,020	82,997
Total	116,748	131,472	133,171
Adjust to LIFO cost	(21,494)	(53,221)	(62,391)
Lower of cost or market adjustment	—	—	—
Inventory	$95,254	$78,251	$70,780
In 2015, copper traded in a range significantly lower than 2014, while exhibiting some volatility as shown in the copper table above. Following the global collapse of many commodities, copper prices in 2015 finished much lower than at the end of 2014. However, the quantity of total copper inventory on hand increased somewhat in 2015, compared to 2014. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2015 year-end inventory value of all inventories using the LIFO method being $21.5 million less than the FIFO value, and the 2015 year end LIFO reserve balance being $31.7 million lower than at the end of 2014. This resulted in a LIFO adjustment decreasing cost of sales by $31.7 million in 2015.
In 2014, copper traded in a range similar to 2013, while still exhibiting some volatility as shown in the copper table above. Copper prices in 2014 finished lower than at the end of 2013. In addition, the quantity of total copper inventory on hand declined slightly in 2014, compared to 2013. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2014 year-end inventory value of all inventories using the LIFO method being $53.2 million less than the FIFO value, and the 2014 year end LIFO reserve balance being $9.2 million lower than at the end of 2013. This resulted in a LIFO adjustment decreasing cost of sales by $9.2 million in 2014.
Based on the current copper and other raw material prices, there is no LCM adjustment necessary. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Gross profit was $136.7 million, or 13.4% of net sales, in 2015 compared to $125.0 million, or 10.7% of net sales, in 2014 and $135.1 million, or 11.7% of net sales, in 2013. The changes in gross profit were due to the factors discussed above.
Selling expenses, which include freight and sales commissions, were $47.2 million in 2015, $52.5 million in 2014 and $48.3 million in 2013. As a percentage of net sales, selling expenses increased to 4.6% in 2015 versus 4.5% in 2014 and 4.2% in 2013. General and administrative expenses, as a percentage of net sales, increased to 1.7% in 2015 versus 1.4% in 2014 and 1.4% in 2013. Percentages to sales of these costs rose slightly as the metal driven sales dollars declined. Accounts receivable write-offs were zero in 2015, 2014 and 2013. The Company did not increase the bad debt reserve in 2015, 2014 and 2013 to provide for potential bad debt expenses.
Interest expenses were $0.2 million in 2015, $0.3 million in 2014 and $0.3 million in 2013. The Company capitalized zero interest expense relating to the construction of assets in 2015, 2014 and 2013.
The Company’s effective tax rate was 34.2% in 2015, 33.9% in 2014 and 33.6% in 2013, commensurate with the Company’s tax liabilities. The American Jobs Creation Act of 2004 provides a deduction from income for qualified domestic production activities. Accordingly, the impact of any deduction is being reported in the period for which the deduction will be claimed on the Company’s tax return. The domestic production activity deduction reduced the 2015 effective tax rate approximately 1.2%.
As a result of the foregoing factors, the Company’s net income was $47.6 million in 2015, $37.1 million in 2014 and $46.9 million in 2013.

Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$70,768	$63,122	$47,218
Net cash used in investing activities	(43,469)	(44,231)	(43,466)
Net cash used in financing activities	(2,811)	(1,005)	(857)
Net increase (decrease) in cash and cash equivalents	$24,488	$17,886	$2,895
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
At December 31, 2015 and December 31, 2014, the Company had no debt outstanding.
The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (as amended, the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2015, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2015, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2015.
The Company paid interest totaling $250,000, $285,000 and $265,000 in 2015, 2014 and 2013, respectively. The Company did not capitalize any interest in 2015, 2014 and 2013.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2015, the repurchase authorization had 1,132,946 shares remaining, and the stock repurchase program has been extended through March 31, 2017. The Company repurchased 92,804 shares of its stock in the third quarter of 2015 in the open market, its only purchases in 2015. The Company did not repurchase any shares of its stock in 2014. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Net cash provided by operations was $70.8 million in 2015 compared to $63.1 million in 2014 and $47.2 million in 2013. The increase in cash provided by operations of $7.7 million in 2015 versus 2014 was due to several factors. The Company had increased net income of $47.6 million in 2015 versus $37.1 million of net income in 2014. Accounts receivable decreased in 2015, resulting in cash provided of $20.8 million versus cash provided of $8.8 million in 2014, resulting in a positive addition in operating cash flow of $12.0 million. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $11.0 million cash provided in 2015 versus cash used of $0.9 million in 2014, a positive swing of $11.9 million in 2015 versus 2014. Changes in inventory resulted in cash used of $17.0 million in 2015 versus cash used of $7.5 million in 2014, a $9.5 million increase in cash used. Changes in trade accounts payable and accrued liabilities resulted in cash used of $5.9 million in 2015 versus cash provided of $9.3 million in 2014, a negative swing of $15.2 million. These changes in cash flow were the primary drivers of the $7.7 million increase in net cash flow provided by operations in 2015 versus 2014.
The increase in cash provided by operations of $15.9 million in 2014 versus 2013 was due to several factors. The Company had decreased net income of $37.1 million in 2014 versus $46.9 million of net income in 2013. Accounts receivable decreased in 2014, resulting in cash provided of $8.8 million versus cash used of $17.8 million in 2013, resulting in a positive swing in operating cash flow of $26.6 million in 2014 versus 2013. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $0.9 million cash used in 2014 versus cash provided of $5.2 million in 2013, a negative swing of $6.2 million in 2014 versus 2013. Changes in Trade Accounts Payable and Accrued Liabilities resulted in cash provided of $9.3 million in 2014 versus cash provided of $2.9 million in 2013, a positive swing of $6.4 million in 2014 versus 2013. These changes in cash flow were the primary drivers of the $15.9 million increase in net cash flow provided by operations in 2014 versus 2013.
Net cash used in investing activities was $43.5 million in 2015 versus $44.2 million in 2014 and $43.5 million in 2013. In 2015, capital expenditures were used primarily for the purchase and installation of machinery and equipment in the aluminum wire plant expansion project. In 2014, capital expenditures were used primarily for the construction of the new aluminum wire plant expansion project and the purchase and installation of machinery and equipment in that plant. In 2013, capital expenditures were used primarily to purchase 201 acres of land adjacent to the Company’s existing campus in McKinney, Texas for $25.7 million.
The net cash used in financing activities of $2.8 million in 2015 consisted primarily of $2.9 million used to repurchase 92,804 shares of its common stock in the third quarter along with dividend payments of $1.7 million offset by $1.7 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used in financing activities of $1.0 million in 2014 consisted primarily of $1.7 million in dividend payments offset by $0.5 million proceeds from issuance of Company stock related to employees exercising stock options. The cash used of $0.9 million in 2013 consisted primarily of $1.7 million in dividend payments offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options.
During 2016, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2015.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	46,609	46,609	—	—	—
Total	$46,609	$46,609	$—	$—	$—

Note:
Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $26.8 million of capital equipment and construction purchase orders open as of December 31, 2015.

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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2015, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Recent Accounting Pronouncements
In November 2015, the FASB amended the accounting standard for balance sheet classification of deferred taxes. The standard simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. The standard will become effective for us beginning on January 1, 2017. We are currently evaluating the impact of adopting this standard on our financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. In July 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard will become effective for us beginning on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2015, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2017, with interest payments due quarterly. At December 31, 2015, the balance outstanding under the Credit Agreement was zero.

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
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2016

Encore Wire Corporation
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(In thousands, except share and per share data)

	2015	2014

Assets
Current assets:
Cash and cash equivalents	$79,152	$54,664
Accounts receivable, net of allowance of $2,065 and $2,065	186,065	206,908
Inventories	95,254	78,251
Income taxes receivable	7,344	1,951
Deferred income taxes	—	1,306
Prepaid expenses and other	2,340	2,235
Total current assets	370,155	345,315

Property, plant and equipment – at cost:
Land and land improvements	50,580	48,305
Construction-in-progress	33,942	48,245
Buildings and improvements	102,432	96,405
Machinery and equipment	274,755	228,371
Furniture and fixtures	9,012	8,682
Total property, plant and equipment	470,721	430,008

Accumulated depreciation	(215,953)	(203,502)
Property, plant and equipment – net	254,768	226,506

Other assets	3,193	930
Total assets	$628,116	$572,751

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$28,743	$31,147
Accrued liabilities	25,499	28,191
Income taxes payable	—	—
Deferred income taxes	8,473	—
Total current liabilities	62,715	59,338

Noncurrent deferred income taxes	26,762	20,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,715,216 and 26,657,003	267	267
Additional paid-in capital	53,024	50,598
Treasury stock, at cost – 6,027,455 and 5,934,651 shares	(91,056)	(88,134)
Retained earnings	576,404	530,456
Total stockholders’ equity	538,639	493,187
Total liabilities and stockholders’ equity	$628,116	$572,751
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2015, 2014, and 2013
(In thousands, except per share data)

	2015	2014	2013

Net sales	$1,017,622	$1,166,979	$1,158,252
Cost of goods sold	880,900	1,042,002	1,023,180
Gross profit	136,722	124,977	135,072

Selling, general and administrative expenses	64,493	68,876	64,453
Operating income	72,229	56,101	70,619

Other (income) expense:
Interest and other income	(405)	(341)	(329)
Interest expense	250	285	265
Income before income taxes	72,384	56,157	70,683

Provision for income taxes	24,779	19,034	23,773
Net income	$47,605	$37,123	$46,910
Net income per common and common equivalent share – basic	$2.30	$1.79	$2.27
Weighted average common and common equivalent shares outstanding – basic	20,713	20,714	20,676
Net income per common and common equivalent share – diluted	$2.29	$1.78	$2.26
Weighted average common and common equivalent shares outstanding – diluted	20,787	20,821	20,764
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2015, 2014, and 2013
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2012	26,598	$266	$48,298	$(88,134)	$449,734	$410,164
Net income	—	—	—	—	46,910	46,910
Exercise of stock options	34	—	622	—	—	622
Tax benefit on exercise of stock options	—	—	175	—	—	175
Stock-based compensation	—	—	364	—	—	364
Dividend declared—$0.08 per share	—	—	—	—	(1,654)	(1,654)
Purchase of treasury stock	—	—	—	—	—	—
Balance at December 31, 2013	26,632	266	49,459	(88,134)	494,990	456,581
Net income	—	—	—	—	37,123	37,123
Exercise of stock options	25	1	528	—	—	529
Tax benefit on exercise of stock options	—	—	123	—	—	123
Stock-based compensation	—	—	488	—	—	488
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Purchase of treasury stock	—	—	—	—	—	—
Balance at December 31, 2014	26,657	267	50,598	(88,134)	530,456	493,187
Net income	—	—	—	—	47,605	47,605
Exercise of stock options	58	—	1,728	—	—	1,728
Tax benefit on exercise of stock options	—	—	40	—	—	40
Stock-based compensation	—	—	658	—	—	658
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Purchase of treasury stock	—	—	—	(2,922)	—	(2,922)
Balance at December 31, 2015	26,715	$267	$53,024	$(91,056)	$576,404	$538,639
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013

Operating Activities
Net income	$47,605	$37,123	$46,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,063	15,453	14,788
Deferred income taxes	16,315	2,349	5,415
Excess tax benefits of options exercised	(40)	(123)	(175)
Stock-based compensation	802	703	364
Other	(190)	(116)	(604)
Changes in operating assets and liabilities:
Accounts receivable	20,843	8,831	(17,760)
Inventories	(17,003)	(7,471)	(7,124)
Trade accounts payable and accrued liabilities	(5,859)	9,309	2,921
Other assets and liabilities	(2,415)	339	2,668
Current income taxes receivable / payable	(5,353)	(3,275)	(185)
Net cash provided by (used in) operating activities	70,768	63,122	47,218

Investing Activities
Purchases of property, plant and equipment	(43,711)	(44,274)	(44,505)
Proceeds from sale of assets	242	75	1,039
Other	—	(32)	—
Net cash provided by (used in) investing activities	(43,469)	(44,231)	(43,466)

Financing Activities
Purchase of treasury stock	(2,922)	—	—
Proceeds from issuance of common stock, net	1,728	529	622
Dividends paid	(1,657)	(1,657)	(1,654)
Excess tax benefits of options exercised	40	123	175
Net cash provided by (used in) financing activities	(2,811)	(1,005)	(857)

Net increase (decrease) in cash and cash equivalents	24,488	17,886	2,895
Cash and cash equivalents at beginning of year	54,664	36,778	33,883
Cash and cash equivalents at end of year	$79,152	$54,664	$36,778
See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2015
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
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 72.1%, 74.7% and 77.6% of the cost of goods sold during 2015, 2014, and 2013, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion throughout this report. During 2015, aluminum rod used to draw into aluminum wire constituted 4.9% of cost of goods sold.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $22.7 million, $24.9 million and $21.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
At December 31, 2015 and 2014, the carrying values of cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate fair values due to the short-term nature of these financial instruments.
At December 31, 2015 and 2014, the Company had no financial instruments that were required to be measured at fair value on a recurring basis.
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

Allowance for Losses Progression (In Thousands)	2015	2014	2013

Beginning balance January 1	$2,065	$2,065	$2,064
(Write offs) of bad debts, net of collections of previous write offs	—	—	1
Bad debt provision	—	—	—
Ending balance at December 31	$2,065	$2,065	$2,065
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Depreciation of property, plant and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 15 to 39 years; machinery and equipment, 3 to 20 years; and furniture and fixtures, 3 to 15 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2015	2014

Raw materials	$26,245	$28,283
Work-in-process	20,155	19,169
Finished goods	70,348	84,020
Total	116,748	131,472
Adjust to LIFO cost	(21,494)	(53,221)
Lower of cost or market adjustment	—	—
Inventory	$95,254	$78,251
During 2015 and 2014 the Company did not liquidate any LIFO inventory layers established in prior years.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2015	2014

Sales volume discounts payable	$13,193	$16,011
Property taxes payable	3,444	3,510
Commissions payable	1,939	2,064
Accrued salaries	5,801	4,800
Other accrued liabilities	1,122	1,806
Total accrued liabilities	$25,499	$28,191
4. Debt
At December 31, 2015 and December 31, 2014, the Company had no debt outstanding.
The Company is party to a Credit Agreement with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent (as amended, the “Credit Agreement”). The Credit Agreement extends through October 1, 2017, and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at December 31, 2015, as computed under the Credit Agreement, was $149.5 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2015, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2015.
The Company paid interest totaling $250,000, $285,000 and $265,000 in 2015, 2014 and 2013, respectively. The Company did not capitalize any interest in 2015, 2014 and 2013.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2015	2014	2013

Current:
Federal	$7,918	$15,742	$17,011
State	546	943	1,347
Deferred	16,315	2,349	5,415
Total Income Tax Expense	$24,779	$19,034	$23,773
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2015	2014	2013

Amount computed using the statutory rate	$25,334	$19,655	$24,739
State income taxes, net of federal tax benefit	244	691	1,063
Qualified domestic production activity deduction	(859)	(1,698)	(1,797)
Other items	60	386	(232)
Total Income Tax Expense	$24,779	$19,034	$23,773
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities. This deduction lowered the Company’s effective tax rate by approximately 1.2%, 3.0%, and 2.5% for 2015, 2014 and 2013, respectively.
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2015 and 2014 is as follows:

	Deferred Tax Asset (Liability)
	2015		2014
In Thousands	Current	Non-current	Current	Non-current

Depreciation	$—	$(26,892)	$—	$(20,226)
Inventory	(10,101)	—	(451)	—
Allowance for doubtful accounts	749	—	749	—
Uniform capitalization rules	145	—	463	—
Other	734	130	545	—
Deferred income tax asset (liability)	$(8,473)	$(26,762)	$1,306	$(20,226)
The Company made income tax payments of $14.0 million in 2015, $20.0 million in 2014 and $18.5 million in 2013.

The Company’s federal income tax returns for the years subsequent to December 31, 2011 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2010. The Company has no reserves for uncertain tax positions as of December 31, 2015. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2015	2014	2013

Stock options	$658	$488	$364
Stock appreciation rights (“SARs”)	144	215	—
Total stock-based compensation expense	$802	$703	$364

Tax benefit on exercise of stock options	$40	$123	$175
Stock Options:
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the “1999 Stock Option Plan”, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2015, 2014 and 2012 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. No options were granted in 2013. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. As of December 31, 2015, 250,300 options were available to be granted in the future under the 2010 Stock Option Plan.

The following presents a summary of stock option activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2015	330,900	$29.95
Granted	49,000	31.62
Exercised	(58,213)	29.38
Forfeited/Cancelled	(800)	28.74
Outstanding at December 31, 2015	320,887	$30.25	5.5 years	$2,926
Vested and exercisable at December 31, 2015	182,586	$25.71	3.8 years	$2,240
The fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013

Risk-free interest rate	1.22%	1.57%	n/a
Expected dividend yield	0.25%	0.15%	n/a
Expected volatility	31.9%	32.9%	n/a
Expected lives	5.0 years	5.0 years	n/a
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
During the years ended December 31, 2015, 2014, and 2013, the weighted average grant date fair value of options granted was $9.25, $16.03 and n/a, respectively, and the total intrinsic value of options exercised was $0.7 million, $0.7 million and $0.8 million, respectively. As of December 31, 2015, total unrecognized compensation cost related to non-vested stock options of $1.0 million was expected to be recognized over a weighted average period of 2.8 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of stock appreciation rights ("SARs") that may only be settled in cash to non-executive officers and employees of the Company. The Company granted SARs for the first time in 2014 for a nominal amount. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARs ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. As of December 31, 2015, a total of 133,000 SARs were outstanding under the 2014 SARs Plan.

7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2015	2014	2013

Numerator:
Net income	$47,605	$37,123	$46,910

Denominator:
Denominator for basic earnings per share – weighted average shares	20,713	20,714	20,676

Effect of dilutive securities:
Employee stock options	74	107	88

Denominator for diluted earnings per share – weighted average shares	20,787	20,821	20,764
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2015	2014	2013

Weighted average anti-dilutive stock options	96	54	191

Weighted average exercise price per share	$43.43	$49.90	$31.16
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of December 31, 2015, the repurchase authorization had 1,132,946 shares remaining, and the stock repurchase program has been extended through March 31, 2017. The Company repurchased 92,804 shares of its stock in the third quarter of 2015 in the open market, its only purchases in 2015. The Company did not repurchase any shares of its stock in 2014. Other than the Company’s repurchase of 2,774,250 shares of common stock owned by Capital Southwest Venture Corporation on May 14, 2012, all shares purchased under the program were purchased on the open market by the Company’s broker pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
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

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products, and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ‘024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ‘024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The case is currently stayed. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. On March 28, 2014, the PTAB issued its Decision on Appeal, and issued its Decision on the Request for Rehearing on November 3, 2014. Southwire and the Company each appealed the PTAB’s Decision to the Federal Circuit. Oral argument was held on October 7, 2015. On October 20, 2015, the Federal Circuit dismissed the appeal as moot because the Federal Circuit had the same day affirmed the rejection of all the claims of the ’024 patent in the Cerro reexamination. The deadline for Southwire to appeal to the United States Supreme Court has now passed. The judgment finding the ’024 patent claims invalid is therefore final, and the issues related to that patent are no longer in dispute.

With the exception of issues related to the ’024 patent just discussed, the potentially applicable factual and legal issues related to the above claims asserted against the Company have not been resolved. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims against Southwire if and when the litigation resumes.

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
The Company’s matching contributions were $1.5 million, $0.9 million and $0.9 million in years 2015, 2014 and 2013, respectively.
At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2015, 2014 or 2013. Effective January 1, 2015, any profit-sharing contributions that are made to the 401(k) Plan will be 100% vested.
Participants are permitted to choose how contributions made to the 401(k) Plan by or for them are invested. If a participant does not make an investment election, the contributions will be invested in the moderate risk tolerance based balanced portfolio which serves as the 401(k) Plan's qualified default investment alternative.

11. Related Party Transactions
The Company purchases certain finished goods inventory components from a company that is partially owned by a family member of an individual serving on its Board of Directors. The Company purchases these products from this company, which totaled approximately $13.4 million, $13.1 million and $12.0 million in 2015, 2014 and 2013, respectively, at prices that we believe are no less favorable than prices available from non-affiliated parties. Additionally, for a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2015, 2014 and 2013, amounts paid to the affiliated freight carrier were not significant. The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. Each of these transactions was approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.

12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
2015	March 31	June 30	September 30	December 31

Net sales	$250,262	$253,747	$262,756	$250,857
Gross profit	32,430	32,905	38,335	33,052
Net income (loss)	10,789	11,353	14,511	10,952
Net income (loss) per common share – basic	0.52	0.55	0.70	0.53
Net income (loss) per common share – diluted	0.52	0.54	0.70	0.53

	Three Months Ended
2014	March 31	June 30	September 30	December 31

Net sales	$277,198	$307,088	$297,351	$285,342
Gross profit	32,176	33,512	34,073	25,217
Net income (loss)	10,854	10,154	11,063	5,053
Net income (loss) per common share – basic	0.52	0.49	0.53	0.24
Net income (loss) per common share – diluted	0.52	0.49	0.53	0.24
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2015. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited Encore Wire Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2016

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 10, 2016 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 10, 2016, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 10, 2016 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 10, 2016 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 10, 2016, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

Date: February 26, 2016	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Daniel L. Jones

/s/ FRANK J. BILBAN	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Frank J. Bilban

/s/ DONALD E. COURTNEY	Director	February 26, 2016
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 26, 2016
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 26, 2016
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 26, 2016
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 26, 2016
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.9
Second Amendment to Credit Agreement, dated as of December 31, 2014, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender.

10.10*	Encore Wire Corporation 2014 Stock Appreciation Rights Plan

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 26, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 26, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 26, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 26, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan