Form 10-Q
period 2016-03-31
ENCORE WIRE CORP
filed 2016-05-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of April 29, 2016: 20,693,761

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$78,561	$79,152
Accounts receivable, net of allowance of $2,065 and $2,065	175,215	186,065
Inventories	98,472	95,254
Income tax receivable	2,361	7,344
Prepaid expenses and other	1,792	2,340
Total current assets	356,401	370,155

Property, plant and equipment—at cost:
Land and land improvements	50,635	50,580
Construction-in-progress	23,332	33,942
Buildings and improvements	121,080	102,432
Machinery and equipment	276,776	274,755
Furniture and fixtures	9,114	9,012
Total property, plant and equipment	480,937	470,721

Accumulated depreciation	(220,686)	(215,953)
Property, plant and equipment – net	260,251	254,768

Other assets	3,192	3,193
Total assets	$619,844	$628,116

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$21,579	$28,743
Accrued liabilities	16,704	25,499
Deferred income taxes	7,920	8,473
Total current liabilities	46,203	62,715

Non-current deferred income taxes	26,347	26,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,721,216 and 26,715,216	267	267
Additional paid-in capital	53,494	53,024
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	584,589	576,404
Total stockholders’ equity	547,294	538,639
Total liabilities and stockholders’ equity	$619,844	$628,116
Note:    The consolidated balance sheet at December 31, 2015, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
Unaudited for the Three Months Ended March 31, 2016 and 2015
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Net sales	$225,544	$250,262
Cost of goods sold	195,401	217,832
Gross profit	30,143	32,430

Selling, general, and administrative expenses	17,309	16,031
Operating income	12,834	16,399

Net interest and other expenses	(3)	(100)
Income before income taxes	12,837	16,499

Provision for income taxes	4,238	5,710
Net income	$8,599	$10,789
Earnings per common and common equivalent share – basic	$0.42	$0.52
Weighted average common and common equivalent shares outstanding – basic	20,688	20,725
Earnings per common and common equivalent share – diluted	$0.41	$0.52
Weighted average common and common equivalent shares outstanding – diluted	20,747	20,782
Cash dividends declared per share	$0.02	$0.02
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
Unaudited for the Three Months Ended March 31, 2016 and 2015
(In thousands)

	Three Months Ended March 31,
	2016	2015

Operating Activities
Net income	$8,599	$10,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,846	3,897
Deferred income taxes	(968)	(352)
Excess tax benefits of options exercised	(24)	—
Stock-based compensation	639	220
Other	(16)	(43)
Changes in operating assets and liabilities:
Accounts receivable	10,850	11,337
Inventories	(3,218)	(7,103)
Trade accounts payable and accrued liabilities	(17,913)	(13,935)
Other assets and liabilities	537	1,128
Current income taxes receivable / payable	5,007	3,409
Net cash provided by (used in) operating activities	8,339	9,347

Investing Activities
Purchases of property, plant and equipment	(8,658)	(10,488)
Proceeds from sale of assets	4	—
Net cash provided by (used in) investing activities	(8,654)	(10,488)

Financing Activities
Proceeds from issuance of common stock, net	114	161
Dividends paid	(414)	(415)
Excess tax benefits of options exercised	24	—
Net cash provided by (used in) financing activities	(276)	(254)

Net increase (decrease) in cash and cash equivalents	(591)	(1,395)
Cash and cash equivalents at beginning of period	79,152	54,664
Cash and cash equivalents at end of period	$78,561	$53,269
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2016	December 31, 2015

Raw materials	$22,336	$26,245
Work-in-process	28,783	20,155
Finished goods	71,029	70,348
Total	122,148	116,748
Adjust to LIFO cost	(23,676)	(21,494)
Lower of cost or market adjustment	—	—
Inventory, net	$98,472	$95,254
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down depending on those inventory levels and costs.
In the first quarter of 2016, a LIFO adjustment was recorded, increasing cost of sales by $2.2 million, versus a LIFO adjustment decreasing cost of sales by $9.3 million in the first quarter of 2015.
During the first three months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the first three months of 2015, the Company did not liquidate any LIFO inventory layers established in prior years.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2016	December 31, 2015

Sales volume discounts payable	$9,063	$13,193
Property taxes payable	869	3,444
Commissions payable	2,106	1,939
Accrued salaries	3,216	5,801
Other accrued liabilities	1,450	1,122
Total accrued liabilities	$16,704	$25,499

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 33.0% in the first quarter of 2016 versus 34.6% in the first quarter of 2015, consistent with the Company’s estimated liabilities. The decrease in the effective rate was due to a change in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes.
NOTE 5 – EARNINGS PER SHARE
Net earnings (loss) per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net earnings per share:

	Quarters Ended
In Thousands	March 31, 2016	March 31, 2015

Numerator:
Net income	$8,599	$10,789

Denominator:
Denominator for basic earnings per share – weighted average shares	20,688	20,725

Effect of dilutive securities:
Employee stock options	59	57

Denominator for diluted earnings per share – weighted average shares	20,747	20,782
The weighted average of employee stock options excluded from the determination of diluted net income per common and common equivalent share for the first quarter was 187,000 in 2016 and 140,000 in 2015. Such options were anti-dilutive for the respective periods.

NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at March 31, 2016, as computed under the Credit Agreement, was $149.3 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2016, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2016.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized amount of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and as of March 31, 2016, the repurchase authorization had 1,132,946 shares remaining authorized through March 31, 2017. The Company did not repurchase any shares of its stock in the first quarter of 2016 or 2015. Other than net income, there was no material change in stockholders' equity during the first quarter of 2016 or 2015.
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

On July 2, 2010, the Company filed a complaint against Southwire in the Northern District of Georgia. The complaint alleged that Southwire was using a deceptively misdescriptive trademark on its SimPull products and that Southwire had made false statements about the Company’s Slick Wire products. Southwire’s United States Patent No. 7,749,024 (“the ‘024 patent”) issued on July 6, 2010. The morning the patent issued, the Company amended its complaint to seek a declaratory judgment that the Company’s Slick Wire products do not infringe the ‘024 patent. Later that same day, Southwire filed a separate complaint against the Company and Cerro Wire in the Eastern District of Texas alleging infringement of the ‘024 patent. The Company’s complaint against Southwire was stayed by agreement on April 11, 2011. The complaint filed by Southwire in the Eastern District of Texas has been voluntarily dismissed. On October 8, 2010, the Company filed a request with the USPTO for an inter partes reexamination of the ‘024 patent. On November 9, 2010, the USPTO ordered the reexamination of the ‘024 patent. On March 28, 2014, the PTAB issued its Decision on Appeal, and issued its Decision on the Request for Rehearing on November 3, 2014. Southwire and the Company each appealed the PTAB’s Decision to the Federal Circuit. Oral argument was held on October 7, 2015. On October 20, 2015, the Federal Circuit dismissed the appeal as moot because the Federal Circuit had the same day affirmed the rejection of all the claims of the ’024 patent in the Cerro reexamination. On March 16, 2016, all claims pertaining to the case were dismissed with prejudice by the United States District Court for the Northern District of Georgia.

With the exception of the issues related to the '024 patent just discussed, the potentially applicable factual and legal issues related to the above claims asserted against the Company have not been resolved. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims against Southwire if and when the litigation resumes.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 72.1%, 74.7%, and 77.6% of the Company’s cost of goods sold during fiscal 2015, 2014 and 2013, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC now allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, we expect aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013, 8.9% in 2014, and 9.9% in 2015. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion and the machinery and equipment installation was completed during the fourth quarter of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2016

	January 2016	February 2016	March 2016	Quarter Ended March 31, 2016
High	$2.09	$2.13	$2.29	$2.29
Low	1.94	2.00	2.14	1.94
Average	2.01	2.08	2.23	2.11
COMEX COPPER CLOSING PRICE 2015

	January 2015	February 2015	March 2015	Quarter Ended March 31, 2015
High	$2.84	$2.72	$2.82	$2.84
Low	2.47	2.51	2.59	2.47
Average	2.65	2.62	2.71	2.66
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2016 and 2015. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations
Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015
Net sales were $225.5 million in the first quarter of 2016 compared to $250.3 million in the first quarter of 2015. This 9.9% decrease in net sales is primarily the result of a 11.0% decrease in copper wire sales driven by a 15.4% decrease in the average selling price of copper wire, offset somewhat by a 5.2% increase in copper wire unit volume shipped. Additionally, there was a 1.0% increase in aluminum wire sales driven by an 11.6% increase in aluminum wire unit volume shipped, offset somewhat by a 9.5% decrease in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 20.7% in the first quarter of 2016 compared to the first quarter of 2015, and was the principal driver of the decreased average sales price of copper wire. In the first quarter of 2016, aluminum building wire constituted 10.5% of the Company’s net sales dollars compared to 9.4% in the first quarter of 2015.
Cost of goods sold was $195.4 million, or 86.6% of net sales, in the first quarter of 2016, compared to $217.8 million, or 87.0% of net sales, in the first quarter of 2015. Gross profit decreased to $30.1 million, or 13.4% of net sales, in the first quarter of 2016 versus $32.4 million, or 13.0% of net sales, in the first quarter of 2015.
The increase in gross profit margin percentage occurred despite decreased copper wire spreads. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper decreased 4.2% in the first quarter of 2016 versus the first quarter of 2015. The spread decreased as a result of the average sales price per copper pound sold declining 15.4% while the per pound cost of raw copper decreased 20.7%. The aluminum wire spread also decreased 0.3% in the same quarterly comparison. However, total raw materials cost, including the LIFO adjustment, decreased to 73.3% of net sales in the first quarter of 2016, versus 76.1% of net sales in the first quarter of 2015. This decrease in total raw materials cost as a percentage of net sales, offset somewhat by the higher percentages of overhead cost, was the primary driver of the slightly enhanced gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will rise as a percentage of sales when sales dollars decline.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2016, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs, offset by price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $2.2 million during the first quarter of 2016. As discussed in Note 2 to the Company’s consolidated financial statements included in Item 1 to this report, during the first quarter of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company. Additionally, during the first quarter of 2015, a LIFO adjustment was recorded, decreasing cost of sales by $9.3 million.
Selling expenses, consisting of commissions and freight, for the first quarter of 2016 were $11.3 million, or 5.0% of net sales, compared to $11.6 million, or 4.7% of net sales, in the first quarter of 2015. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.5% of net sales in the first quarter of 2016 from 2.3% of net sales in the first quarter of 2015, primarily due to small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the first quarter of 2016 were $6.0 million, or 2.7% of net sales, compared to $4.4 million, or 1.8% of net sales, in the first quarter of 2015. General and administrative expenses rose primarily due to the increased depreciation of assets and, to a lesser extent, increased expense recognized for stock compensation in the first quarter of 2016. The provision for bad debts was $0 for the first quarter of 2016 and 2015.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures, are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital, and has the facility in place should such a need arise in the future.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $8.3 million in the first three months of 2016 compared to cash provided of $9.3 million in the first three months of 2015. The following changes in components of cash flow from operations were notable. The Company had net income of $8.6 million in the first three months of 2016 versus net income of $10.8 million in the first three months of 2015. Accounts receivable decreased $10.9 million in the first three months of 2016 versus decreasing $11.3 million in the first three months of 2015. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first three months of both 2016 and 2015, resulting in a use of cash of $3.2 million and $7.1 million, respectively. Trade accounts payable and accrued liabilities were a use of cash of $17.9 million in 2016 versus a $13.9 million use of cash in 2015. In the first three months of 2016, changes in current and deferred taxes provided cash of $4.0 million versus cash provided of $3.1 million in the first three months of 2015. These changes in cash flow were the primary drivers of the $1.0 million decrease in cash provided by operations in the first three months of 2016 versus the first three months of 2015.
Cash used in investing activities decreased to $8.7 million in the first three months of 2016 from $10.5 million in the first three months of 2015. Cash used in financing activities consisted of $0.4 million of cash dividends paid offset by $0.1 million of proceeds from exercised stock options resulting in $0.3 million of cash used in the first three months of 2016 versus $0.3 million used in the first three months of 2015. As of March 31, 2016, the balance on the Company’s revolving line of credit remained at $0. The Company’s cash balance was $78.6 million at March 31, 2016 versus $53.3 million at March 31, 2015.

During the remainder of 2016, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update and address bottlenecks in these facilities. The total capital expenditures for all of 2016 associated with these projects are currently estimated to be between $42 million and $47 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2016.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward-looking statements” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 4, 2016	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: May 4, 2016	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document