Form 10-Q
period 2016-06-30
ENCORE WIRE CORP
filed 2016-08-03
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 29, 2016: 20,696,161

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$81,135	$79,152
Accounts receivable, net of allowance of $2,065 and $2,065	178,765	186,065
Inventories	95,585	95,254
Income tax receivable	3,008	7,344
Prepaid expenses and other	2,788	2,340
Total current assets	361,281	370,155

Property, plant and equipment—at cost:
Land and land improvements	50,635	50,580
Construction-in-progress	30,198	33,942
Buildings and improvements	121,253	102,432
Machinery and equipment	281,802	274,755
Furniture and fixtures	9,207	9,012
Total property, plant and equipment	493,095	470,721

Accumulated depreciation	(224,471)	(215,953)
Property, plant and equipment – net	268,624	254,768

Other assets	6,192	3,193
Total assets	$636,097	$628,116

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$25,090	$28,743
Accrued liabilities	20,217	25,499
Deferred income taxes	9,072	8,473
Total current liabilities	54,379	62,715

Non-current deferred income taxes	26,768	26,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,723,616 and 26,715,216	267	267
Additional paid-in capital	53,725	53,024
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	592,014	576,404
Total stockholders’ equity	554,950	538,639
Total liabilities and stockholders’ equity	$636,097	$628,116
Note:    The consolidated balance sheet at December 31, 2015, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
Unaudited for the Quarters and Six Months Ended June 30, 2016 and 2015
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$238,831	$253,747	$464,375	$504,010
Cost of goods sold	210,200	220,842	405,602	438,674
Gross profit	28,631	32,905	58,773	65,336

Selling, general, and administrative expenses	16,726	15,857	34,034	31,889
Operating income	11,905	17,048	24,739	33,447

Net interest and other income	(21)	(16)	(24)	(115)
Income before income taxes	11,926	17,064	24,763	33,562

Provision for income taxes	4,087	5,711	8,325	11,421
Net income	$7,839	$11,353	$16,438	$22,141
Earnings per common and common equivalent share – basic	$0.38	$0.55	$0.79	$1.07
Weighted average common and common equivalent shares outstanding – basic	20,694	20,737	20,691	20,731
Earnings per common and common equivalent share – diluted	$0.38	$0.54	$0.79	$1.06
Weighted average common and common equivalent shares outstanding – diluted	20,765	20,836	20,756	20,809
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
Unaudited for the Six Months Ended June 30, 2016 and 2015
(In thousands)

	Six Months Ended June 30,
	2016	2015

Operating Activities
Net income	$16,438	$22,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,930	7,848
Deferred income taxes	605	2,474
Excess tax benefits of options exercised	(32)	(24)
Stock-based compensation	850	516
Other	26	(22)
Changes in operating assets and liabilities:
Accounts receivable	7,300	6,602
Inventories	(331)	(14,311)
Trade accounts payable and accrued liabilities	(13,583)	(15,003)
Other assets	(470)	(136)
Current income taxes receivable / payable	4,368	3,704
Net cash provided by operating activities	24,101	13,789

Investing Activities
Purchases of property, plant and equipment	(21,491)	(22,497)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(21,487)	(22,497)

Financing Activities
Proceeds from issuance of common stock, net	165	452
Dividends paid	(828)	(829)
Excess tax benefits of options exercised	32	24
Net cash used in financing activities	(631)	(353)

Net increase (decrease) in cash and cash equivalents	1,983	(9,061)
Cash and cash equivalents at beginning of period	79,152	54,664
Cash and cash equivalents at end of period	$81,135	$45,603
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016
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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The followings are those ASUs that are relevant to the Company.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company is currently evaluating the timing of adoption of this ASU which impacts only the balance sheet presentation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. Early adoption for annual and interim periods beginning after December 31, 2016 is permitted. The Company does not believe this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations, timing of adoption, and which implementation method the Company will use.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2016	December 31, 2015

Raw materials	$22,191	$26,245
Work-in-process	24,892	20,155
Finished goods	69,065	70,348
Total	116,148	116,748
Adjust to LIFO cost	(20,563)	(21,494)
Lower of cost or market adjustment	—	—
Inventory, net	$95,585	$95,254

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down depending on those inventory levels and costs.
In the second quarter of 2016, LIFO adjustments were recorded, decreasing cost of sales by $3.1 million, versus LIFO adjustments decreasing cost of sales by $1.5 million in the second quarter of 2015. In the first six months of 2016, LIFO adjustments were recorded, decreasing cost of sales by $0.9 million, versus LIFO adjustments decreasing cost of sales by $10.8 million in the first six months of 2015.
During the first six months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the first six months of 2015, the Company did not liquidate any LIFO inventory layers established in prior years.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2016	December 31, 2015

Sales volume discounts payable	$10,960	$13,193
Property taxes payable	1,739	3,444
Commissions payable	1,949	1,939
Accrued salaries	4,241	5,801
Other accrued liabilities	1,328	1,122
Total accrued liabilities	$20,217	$25,499

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 34.3% in the second quarter of 2016 versus 33.5% in the second quarter of 2015, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company's tax rate was approximately 33.6% in 2016 and 34.0% in 2015. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2016	2015	2016	2015

Numerator:
Net income	$7,839	$11,353	$16,438	$22,141

Denominator:
Denominator for basic earnings per share – weighted average shares	20,694	20,737	20,691	20,731

Effect of dilutive securities:
Employee stock options	71	99	65	78

Denominator for diluted earnings per share – weighted average shares	20,765	20,836	20,756	20,809
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was 129,000 in 2016 and 49,000 in 2015. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was 157,850 in 2016 and 94,000 in 2015. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement extends through October 1, 2017 and provides for maximum borrowings of the lesser of $150.0 million or the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. The calculated maximum borrowing amount available at June 30, 2016, as computed under the Credit Agreement, was $149.0 million. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2016, there were no borrowings outstanding under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2016.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2016, the repurchase authorization had 1,132,946 shares remaining authorized through March 31, 2017. The Company did not repurchase any shares of its stock in the six months ended June 30, 2016 or 2015. Other than net income, there was no material change in stockholders' equity during the six months ended June 30, 2016 and 2015.
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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. One reexamination proceeding - a reexamination request by Cerro - remains pending. In that reexamination, the examiner rejected all the claims, and the Patent Trial and Appeal Board affirmed the examiner's rejection. Southwire appealed the decision to the Federal Circuit, and that appeal is ongoing.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 72.1%, 74.7%, and 77.6% of the Company’s cost of goods sold during fiscal 2015, 2014 and 2013, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, we expect aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013, 8.9% in 2014, and 9.9% in 2015. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion and the machinery and equipment installation was completed during the fourth quarter of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2016

	April 2016	May 2016	June 2016	Quarter Ended June 30, 2016	Year to Date June 30, 2016
High	$2.28	$2.26	$2.19	$2.28	$2.29
Low	2.07	2.06	2.03	2.03	1.94
Average	2.18	2.11	2.10	2.13	2.12
COMEX COPPER CLOSING PRICE 2015

	April 2015	May 2015	June 2015	Quarter Ended June 30, 2015	Year to Date June 30, 2015
High	$2.89	$2.95	$2.77	$2.95	$2.95
Low	2.67	2.76	2.59	2.59	2.47
Average	2.75	2.89	2.68	2.77	2.72
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2016 and 2015. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations
Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015
Net sales were $238.8 million in the second quarter of 2016 compared to $253.7 million in the second quarter of 2015. This 5.9% decrease in net sales is primarily the result of a 6.3% decrease in copper wire sales, driven by a 17.8% decrease in the average selling price of copper wire, offset largely by a 14.0% increase in copper wire unit volume shipped. Additionally, there was a 2.0% decrease in aluminum wire sales, driven by a 14.3% decrease in the average selling price of aluminum wire, which was largely offset by a 14.3% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 22.1% in the second quarter of 2016 compared to the second quarter of 2015, and was the principal driver of the decreased average sales price of copper wire. In the second quarter of 2016, aluminum building wire constituted 9.8% of the Company’s net sales dollars compared to 9.4% in the second quarter of 2015.
Cost of goods sold was $210.2 million, or 88.0% of net sales, in the second quarter of 2016, compared to $220.8 million, or 87.0% of net sales, in the second quarter of 2015. Gross profit decreased to $28.6 million, or 12.0% of net sales, in the second quarter of 2016 versus $32.9 million, or 13.0% of net sales, in the second quarter of 2015.
The decrease in gross profit margin percentage was driven primarily by decreased copper wire spreads. The spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper decreased 8.5% in the second quarter of 2016 versus the second quarter of 2015. The spread decreased as a result of the average sales price per copper pound sold declining 17.8% while the per pound cost of raw copper decreased 22.1%. The aluminum wire spread also decreased 14.2% in the same quarterly comparison. However, total raw materials cost, including the LIFO adjustment, decreased to 73.3% of net sales in the second quarter of 2016, versus 75.1% of net sales in the second quarter of 2015. This decrease in total raw materials cost as a percentage of net sales, was offset by the higher percentages of overhead cost, resulting in the decreased gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will rise as a percentage of sales when sales dollars decline.
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

The Company performs a lower of cost or market calculation quarterly. As of June 30, 2016, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs, offset by price and volume movements of other materials, a LIFO adjustment was recorded, decreasing cost of sales by $3.1 million during the second quarter of 2016. During the first six months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company. Additionally, during the second quarter of 2015, a LIFO adjustment was recorded, decreasing cost of sales by $1.5 million.
Selling expenses, consisting of commissions and freight, for the second quarter of 2016 were $12.1 million, or 5.1% of net sales, compared to $11.5 million, or 4.5% of net sales, in the second quarter of 2015. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.6% of net sales in the second quarter of 2016 from 2.1% of net sales in the second quarter of 2015, primarily due to the drop in top line sales dollars as well as small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the second quarter of 2016 were $4.6 million, or 1.9% of net sales, compared to $4.4 million, or 1.7% of net sales, in the second quarter of 2015. The Company did not record any bad debt expense during the second quarters of 2016 and 2015.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Net sales for the first six months of 2016 were $464.4 million compared to net sales of $504.0 million for the first six months of 2015. This 7.9% decrease in net sales is primarily the result of an 8.6% decrease in copper wire sales, driven by a 16.6% decrease in the average selling price of copper wire, offset largely by a 9.6% increase in copper wire unit volume shipped. Additionally, there was a 0.5% decrease in aluminum wire sales, driven by an 11.9% decrease in the average selling price of aluminum wire, which was largely offset by a 13.0% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 21.4% in the first six months of 2016 compared to the first six months of 2015, and was the principal driver of the decreased average sales price of copper wire. In the first six months of 2016, aluminum building wire constituted 10.1% of the Company’s net sales dollars compared to 9.4% in the first six months of 2015.

Cost of goods sold decreased to $405.6 million in the first six months of 2016, compared to $438.7 million in the first six months of 2015. Gross profit decreased to $58.8 million, or 12.7% of net sales, in the first six months of 2016 versus $65.3 million, or 13.0% of net sales, in the first six months of 2015.

The decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2016 versus the first six months of 2015 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread decreased 6.4% in the first six months of 2016 versus the first six months of 2015. The spread contracted as a result of the 16.6% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 21.4%. (In nominal dollars, the sales price declined more than the cost of copper.) Aluminum wire followed that trend, with the spread decreasing 7.7% in the same year-to-date comparison.

Due primarily to decreases in copper costs and a small increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2016, LIFO adjustments were recorded decreasing cost of sales by $0.9 million during the period. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2016 increased slightly to $23.3 million, or 5.0% of net sales, compared to $23.1 million, or 4.6% of net sales, in the same period of 2015. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $0.5 million in concert with the decreased sales dollars. Freight costs for the first six months of 2016 increased $0.7 million to $11.7 million or 2.5% of net sales versus $11.0 million or 2.2% of net sales for the first six months of 2015. General and administrative expenses were $10.7 million, or 2.3% of net sales, in the first half of 2016 compared to $8.8 million, or 1.7% of net sales, in the first half of 2015. The Company did not record any bad debt expense during the first six months of 2016 and 2015.

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
Cash provided by operating activities was $24.1 million in the first six months of 2016 compared to cash provided of $13.8 million in the first six months of 2015. The following changes in components of cash flow from operations were notable. The Company had net income of $16.4 million in the first six months of 2016 compared to net income of $22.1 million in the first six months of 2015. Accounts receivable decreased $7.3 million in the first six months of 2016 compared to decreasing $6.6 million in the first six months of 2015, resulting in a source of cash in both years. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first six months of both 2016 and 2015, resulting in a use of cash of $0.3 million and $14.3 million, respectively. Trade accounts payable and accrued liabilities were a use of cash of $13.6 million in 2016 versus a $15.0 million use of cash in 2015. In the first six months of 2016, changes in current and deferred taxes provided cash of $5.0 million versus cash provided of $6.2 million in the first six months of 2015. These changes in cash flow were the primary drivers of the $10.3 million increase in cash provided by operations in the first six months of 2016 compared to the first six months of 2015.
Cash used in investing activities decreased to $21.5 million in the first six months of 2016 from $22.5 million in the first six months of 2015. Cash used in financing activities consisted of $0.8 million of cash dividends paid offset by $0.2 million of proceeds from exercised stock options resulting in $0.6 million of cash used in the first six months of 2016 versus $0.4 million used in the first six months of 2015. As of June 30, 2016, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $81.1 million at June 30, 2016 versus $45.6 million at June 30, 2015.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 3, 2016	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: August 3, 2016	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 3, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 3, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 3, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 3, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document