Form 10-Q
period 2016-09-30
ENCORE WIRE CORP
filed 2016-11-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 28, 2016: 20,724,848

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$79,927	$79,152
Accounts receivable, net of allowance of $2,065 and $2,065	183,531	186,065
Inventories	94,415	95,254
Income tax receivable	2,146	7,344
Prepaid expenses and other	6,362	2,340
Total current assets	366,381	370,155

Property, plant and equipment - at cost:
Land and land improvements	50,635	50,580
Construction-in-progress	31,319	33,942
Buildings and improvements	121,385	102,432
Machinery and equipment	287,781	274,755
Furniture and fixtures	9,188	9,012
Total property, plant and equipment	500,308	470,721

Accumulated depreciation	(222,403)	(215,953)
Property, plant and equipment - net	277,905	254,768

Other assets	193	3,193
Total assets	$644,479	$628,116

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$22,204	$28,743
Accrued liabilities	23,687	25,499
Deferred income taxes	6,357	8,473
Total current liabilities	52,248	62,715

Non-current deferred income taxes	30,583	26,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,750,703 and 26,715,216	268	267
Additional paid-in capital	54,837	53,024
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	597,599	576,404
Total stockholders’ equity	561,648	538,639
Total liabilities and stockholders’ equity	$644,479	$628,116
Note:    The consolidated balance sheet at December 31, 2015, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)

Net sales	$237,168	$262,756	$701,543	$766,766
Cost of goods sold	209,350	224,421	614,951	663,095
Gross profit	27,818	38,335	86,592	103,671

Selling, general, and administrative expenses	18,721	16,063	52,756	47,952
Operating income	9,097	22,272	33,836	55,719

Net interest and other income	(9)	(18)	(32)	(133)
Income before income taxes	9,106	22,290	33,868	55,852

Provision for income taxes	3,107	7,779	11,431	19,200
Net income	$5,999	$14,511	$22,437	$36,652
Earnings per common and common equivalent share – basic	$0.29	$0.70	$1.08	$1.77
Weighted average common and common equivalent shares outstanding – basic	20,704	20,716	20,696	20,726
Earnings per common and common equivalent share – diluted	$0.29	$0.70	$1.08	$1.76
Weighted average common and common equivalent shares outstanding – diluted	20,775	20,774	20,763	20,797
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)

Operating Activities:
Net income	$22,437	$36,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,008	11,972
Deferred income taxes	1,705	7,553
Excess tax benefits of options exercised	(32)	(24)
Stock-based compensation	1,058	500
Other	1,565	(146)
Changes in operating assets and liabilities:
Accounts receivable	2,534	14,903
Inventories	839	(19,583)
Other assets	(424)	(56)
Trade accounts payable and accrued liabilities	(8,357)	(12,283)
Current income taxes receivable / payable	5,230	3,096
Net cash provided by operating activities	39,563	42,584

Investing Activities:
Purchases of property, plant and equipment	(38,607)	(34,897)
Proceeds from sale of assets	44	52
Net cash used in investing activities	(38,563)	(34,845)

Financing Activities:
Deferred financing fees	(150)	—
Purchase of treasury stock	—	(2,922)
Proceeds from issuance of common stock, net	1,135	555
Dividends paid	(1,242)	(1,243)
Excess tax benefits of options exercised	32	24
Net cash used in financing activities	(225)	(3,586)

Net increase in cash and cash equivalents	775	4,153
Cash and cash equivalents at beginning of period	79,152	54,664
Cash and cash equivalents at end of period	$79,927	$58,817
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP other than Securities and Exchange Commission ("SEC") issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The followings are those ASUs that are relevant to the Company.

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
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2016	December 31, 2015

Raw materials	$21,310	$26,245
Work-in-process	20,618	20,155
Finished goods	75,683	70,348
Total Inventory at FIFO cost	117,611	116,748
Adjust to LIFO cost	(23,196)	(21,494)
Lower of cost or market adjustment	—	—
Inventory, net	$94,415	$95,254

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate up and down depending on those inventory levels and costs.
In the third quarter of 2016, LIFO adjustments were recorded, increasing cost of sales by $2.6 million, versus LIFO adjustments decreasing cost of sales by $13.3 million in the third quarter of 2015. In the first nine months of 2016, LIFO adjustments were recorded, increasing cost of sales by $1.7 million, versus LIFO adjustments decreasing cost of sales by $24.1 million in the first nine months of 2015.
During the first nine months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the first nine months of 2015, the Company did not liquidate any LIFO inventory layers established in prior years.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2016	December 31, 2015

Sales volume discounts payable	$12,525	$13,193
Property taxes payable	2,611	3,444
Commissions payable	1,887	1,939
Accrued salaries	5,390	5,801
Other accrued liabilities	1,274	1,122
Total accrued liabilities	$23,687	$25,499

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 34.1% in the third quarter of 2016 versus 34.9% in the third quarter of 2015, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company's tax rate was approximately 33.8% in 2016 and 34.4% in 2015. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2016	2015	2016	2015

Numerator:
Net income	$5,999	$14,511	$22,437	$36,652

Denominator:
Denominator for basic earnings per share – weighted average shares	20,704	20,716	20,696	20,726

Effect of dilutive securities:
Employee stock options	71	58	67	71

Denominator for diluted earnings per share – weighted average shares	20,775	20,774	20,763	20,797
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 129,000 in 2016 and 148,000 in 2015. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 148,000 in 2016 and 112,000 in 2015. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement now extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. There were a couple of other minor changes to the Credit Agreement in the Third Amendment, all of which were favorable to the Company. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2016, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.0 million left $149.0 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2016.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of September 30, 2016, 1,132,946 shares remained authorized for repurchase through March 31, 2017. The Company did not repurchase any shares of its stock in the nine months ended September 30, 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases last year. Other than net income and the purchase of treasury shares, there was no material change in stockholders’ equity during the nine months ended September 30, 2016 or 2015.
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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. One reexamination proceeding - a reexamination request by Cerro - remains pending. In that reexamination, the examiner rejected all the claims, and the Patent Trial and Appeal Board affirmed the examiner’s rejection. Southwire appealed the decision to the Federal Circuit, and that appeal is ongoing.

The potentially applicable factual and legal issues related to the above claims asserted against the Company have not been resolved. The Company disputes all of Southwire’s claims and alleged damages and intends to vigorously defend the lawsuits and vigorously pursue its own claims against Southwire if and when the litigation resumes.

At this time, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company has not concluded that a probable loss exists with respect to the Southwire litigation. Accordingly, no accrual has been made. Additionally, given the aforementioned uncertainties, while it is reasonably possible that we may incur a loss, the Company is unable to estimate any possible loss or range of losses for disclosure purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Encore is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 72.1%, 74.7%, and 77.6% of the Company’s cost of goods sold during fiscal 2015, 2014 and 2013, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, we expect aluminum will slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 6.9% of net sales in 2013, 8.9% in 2014, and 9.9% in 2015. This growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion and the machinery and equipment installation was completed during the fourth quarter of 2015. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2016

	July 2016	August 2016	September 2016	Quarter Ended September 30, 2016	Year to Date September 30, 2016
High	$2.26	$2.21	$2.20	$2.26	$2.29
Low	2.12	2.07	2.07	2.07	1.94
Average	2.21	2.14	2.14	2.16	2.13
COMEX COPPER CLOSING PRICE 2015

	July 2015	August 2015	September 2015	Quarter Ended September 30, 2015	Year to Date September 30, 2015
High	$2.64	$2.41	$2.46	$2.64	$2.95
Low	2.35	2.25	2.25	2.25	2.25
Average	2.48	2.33	2.37	2.40	2.61
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2016 and 2015. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations
Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015
Net sales were $237.2 million in the third quarter of 2016 compared to $262.8 million in the third quarter of 2015. This 9.7% decrease in net sales is primarily the result of a 9.8% decrease in copper wire sales, driven by a 10.7% decrease in the average selling price of copper wire, offset somewhat by a 1.0% increase in copper wire unit volume shipped. Additionally, there was a 9.1% decrease in aluminum wire sales, driven by a 12.6% decrease in the average selling price of aluminum wire, offset somewhat by a 4.0% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 10.9% in the third quarter of 2016 compared to the third quarter of 2015, and was the principal driver of the decreased average sales price of copper wire. In the third quarter of 2016, aluminum building wire constituted 10.6% of the Company’s net sales dollars compared to 10.5% in the third quarter of 2015.
Cost of goods sold was $209.4 million, or 88.3% of net sales, in the third quarter of 2016, compared to $224.4 million, or 85.4% of net sales, in the third quarter of 2015. Gross profit decreased to $27.8 million, or 11.7% of net sales, in the third quarter of 2016 versus $38.3 million, or 14.6% of net sales, in the third quarter of 2015.
The decrease in gross profit margin percentage was driven primarily by decreased spreads. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper decreased 10.3% in the third quarter of 2016 versus the third quarter of 2015. The spread decreased as a result of the average sales price per copper pound sold declining 10.7% while the per pound cost of raw copper decreased 10.9%. The aluminum wire spread also decreased 17.9% in the same quarterly comparison. The percentage drops on sales are on a higher nominal dollar amount than on purchases and therefore spreads drop on a nominal dollar basis. The margin declines were due to the competitive pricing environment in the industry. There are two notable competitive factors currently at work in the market. First, our largest competitor announced the purchase of a smaller competitor during the quarter. While these industry consolidations generally lead to better industry margin discipline in the long term, in the short term it can lead to erratic pricing if the selling company pumps sales volumes into the market pre-sale and then dumps its remaining inventory into the market post-sale. In addition, we believe a different, financially stressed competitor has been acting erratically in the aluminum wire market. We believe both of these factors have impacted our spreads negatively.

Total raw materials cost, including the LIFO adjustment, increased to 74.0% of net sales in the third quarter of 2016, from 72.5% of net sales in the third quarter of 2015. This increase in total raw materials cost as a percentage of net sales, plus higher percentages of overhead cost, resulted in the decreased gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will rise as a percentage of sales when sales dollars decline.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2016, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs, partially offset by price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $2.6 million during the third quarter of 2016. During the first nine months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company. During the third quarter of 2015, a LIFO adjustment was recorded, decreasing cost of sales by $13.3 million.
Selling expenses, consisting of commissions and freight, for the third quarter of 2016 were $12.3 million, or 5.2% of net sales, compared to $12.1 million, or 4.6% of net sales, in the third quarter of 2015. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased to 2.7% of net sales in the third quarter of 2016 from 2.2% of net sales in the third quarter of 2015, primarily due to the drop in top line sales dollars as well as small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the third quarter of 2016 were $6.4 million, or 2.7% of net sales, compared to $3.9 million, or 1.5% of net sales, in the third quarter of 2015. The third quarter of 2016 includes a non-recurring charge to write down assets in selling, general and administrative expenses of $1.6 million.
The Company did not record any bad debt expense during the third quarters of 2016 and 2015.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Net sales for the first nine months of 2016 were $701.5 million compared to net sales of $766.8 million for the first nine months of 2015. This 8.5% decrease in net sales is primarily the result of a 9.0% decrease in copper wire sales, driven by a 14.6% decrease in the average selling price of copper wire, offset somewhat by a 6.5% increase in copper wire unit volume shipped. Additionally, there was a 3.7% decrease in aluminum wire sales, driven by a 12.1% decrease in the average selling price of aluminum wire, which was largely offset by a 9.6% increase in aluminum wire unit volume shipped. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 18.0% in the first nine months of 2016 compared to the first nine months of 2015, and was the principal driver of the decreased average sales price of copper wire. In the first nine months of 2016, aluminum building wire constituted 10.3% of the Company’s net sales dollars compared to 9.8% in the first nine months of 2015.

Cost of goods sold decreased to $615.0 million in the first nine months of 2016 compared to $663.1 million in the first nine months of 2015. Gross profit decreased to $86.6 million, or 12.3% of net sales, in the first nine months of 2016 versus $103.7 million, or 13.5% of net sales, in the first nine months of 2015.

The decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in the first nine months of 2016 versus the first nine months of 2015 due primarily to competitive industry pricing, as detailed above. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread decreased 7.8% in the first nine months of 2016 versus the first nine months of 2015. The spread contracted as a result of the 14.6% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 18.0%. In nominal dollars, the sales price declined more than the cost of copper. Aluminum wire followed that trend, with the spread decreasing 11.3% in the same year-to-date comparison.

Due primarily to decreases in copper costs and a small increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first nine months of 2016, LIFO adjustments were recorded, increasing cost of sales by $1.7 million, versus LIFO adjustments decreasing cost of sales by $24.1 million in the first nine months of 2015. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2016 increased slightly to $35.7 million, or 5.1% of net sales, compared to $35.3 million, or 4.6% of net sales, in the same period of 2015. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $0.9 million in concert with the decreased sales dollars. Freight costs for the first nine months of 2016 increased $1.4 million to $18.2 million or 2.6% of net sales versus $16.8 million or 2.2% of net sales for the first nine months of 2015. General and administrative expenses were $17.1 million, or 2.4% of net sales, in the first nine months of 2016 compared to $12.7 million, or 1.7% of net sales, in the first nine months of 2015. The Company did not record any bad debt expense during the first nine months of 2016 and 2015.
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
Cash provided by operating activities was $39.6 million in the first nine months of 2016 compared to cash provided of $42.6 million in the first nine months of 2015. The following changes in components of cash flow from operations were notable. The Company had net income of $22.4 million in the first nine months of 2016 compared to net income of $36.7 million in the first nine months of 2015. Accounts receivable decreased $2.5 million in the first nine months of 2016 compared to decreasing $14.9 million in the first nine months of 2015, resulting in a source of cash in both years. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased in the first nine months of 2016, providing cash of $0.8 million, versus an increase of inventory in the first nine months of 2015, resulting in a use of cash of $19.6 million and a positive swing in 2016 of $20.4 million. Trade accounts payable and accrued liabilities were a use of cash of $8.4 million in 2016 versus a $12.3 million use of cash in 2015. In the first nine months of 2016, changes in current and deferred taxes provided cash of $6.9 million versus cash provided of $10.6 million in the first nine months of 2015. These changes in cash flow were the primary drivers of the $3.0 million decrease in cash provided by operations in the first nine months of 2016 compared to the first nine months of 2015.
Cash used in investing activities increased to $38.6 million in the first nine months of 2016 from $34.8 million in the first nine months of 2015. Cash used in financing activities consisted of $1.2 million of cash dividends paid plus $0.2 million of financing fees for the Third Amendment to the Credit Agreement, offset by $1.1 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.2 million of cash used in the first nine months of 2016 versus $3.6 million used in the first nine months of 2015. As of September 30, 2016, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $79.9 million at September 30, 2016 versus $58.8 million at September 30, 2015.

During the remainder of 2016, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update and address bottlenecks in these facilities. The total capital expenditures for all of 2016 associated with these projects are currently estimated to be between $44 million and $48 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2016.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2016	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: November 2, 2016	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
10.1
Third Amendment dated as of September 29, 2016 to Credit Agreement dated as of September 27, 2012 by and among Encore Wire Corporation, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent, the financial institutions a party thereto as lenders and EWC Aviation Corporation, as guarantor (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 5, 2016, and incorporated herein by reference).

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2016 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document