Form 10-K
period 2016-12-31
ENCORE WIRE CORP
filed 2017-02-24
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $744,961,655 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 23, 2017: 20,736,248
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2017 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

i

PART I
Item 1. Business.
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1329 Millwood Road, McKinney, Texas 75069. The Company’s telephone number is (972) 562-9473. As used in this annual report, unless otherwise required by the context, the terms “we,” “our,” “Company,” “Encore” and “Encore Wire” refer to Encore Wire Corporation and its consolidated entities.
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
Strategy
Encore’s strategy is to further expand its share of the building wire market primarily by emphasizing a high level of customer service and the addition of new products that complement its current product line, while maintaining and enhancing its low-cost production capabilities. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly-motivated work force.
Customer Service: Encore is highly focused on responding to customer needs, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving a high order fill rate and rapidly handling customer orders, shipments, inquiries and returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.
Product Innovation: Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in the residential non-metallic cable. The colors have improved on-the-job safety and reduced installation times for contractors. Encore Wire’s patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has nineteen patents and twenty-nine patent-pending innovations that range from process improvements to packaging solutions.
Low-Cost Production: Encore’s low-cost production capability features an efficient plant design and an incentivized work force.
Efficient Plant Design: Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.
Incentivized Work Force: The Company has a stock option plan and a stock appreciation rights plan that enhance the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program that emphasizes employee participation. The Company provides a 401(k) retirement savings plan to all employees.
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
Bare Copper: Bare copper conductors are used in overhead electrical transmission and distribution systems for grounding and bonding of electrical systems, and where high conductivity and flexibility are required for equipment and circuit grounding.
NM-B Cable: Non-metallic sheathed cable is used primarily as interior wiring in homes, apartments and manufactured housing. NM-B cable is composed of either two or three insulated copper wire conductors, with an uninsulated ground wire, all sheathed in a polyvinyl chloride (“PVC”) jacket.

UF-B Cable: Underground feeder cable is used to conduct power underground to outside lighting and other applications remote from buildings or structures. UF-B cable is composed of two or three polyvinyl chloride (PVC) insulated copper wire conductors, with an uninsulated ground wire, all jacketed in PVC.
SE Style Cable (Style U): Service Entrance cable is primarily utilized as an aboveground external service entrance cable from the meter enclosure to the service distribution equipment. SE-U style cable is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in polyvinyl chloride (PVC).
SE Style Cable (Style R): Service Entrance cable is primarily utilized as an aboveground service entrance cable from the service disconnecting means to other remotely located electrical distribution equipment. SE-R style cable is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or a single layer of cross-linked polyethylene (XLPE) insulation, all jacketed in polyvinyl chloride (PVC).
THHN/THWN-2 Cable: THHN/THWN-2 cable is used primarily as branch circuit, feeder and service entrance conductors within commercial and industrial buildings and structures. It is composed of a copper or aluminum single conductor, either stranded or solid, and insulated with PVC, which is further coated with nylon. Users typically pull THHN/THWN-2 cable through cable tray or protective conduit pipe.
XHHW-2: XHHW-2 cable is used primarily as branch circuit, feeder and service entrance conductors within commercial and industrial buildings and structures. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
USE-2 or RHH or RHW-2: USE-2, RHH or RHW-2 cable is intended for general purpose applications in direct burial, underground applications as USE-2 or as RHH or RHW-2 for either aboveground or underground applications in listed raceways for branch circuit, feeder and service entrance conductors. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation suitable for wet locations.
Tray Cable (Power and/or Control): Tray Cable is primarily used as branch circuit or feeders for power, lighting, control, and signal circuits for direct installations in raceways, outdoor locations where supported by a messenger wire, in cable trays and direct burial in underground installations where evaluated for the specific condition of use. It is composed of copper or aluminum multiple conductors, insulated with polyvinyl chloride (PVC) or cross-linked polyethylene (XLPE) with either insulated or bare equipment grounding conductor, all jacketed in rugged polyvinyl chloride (PVC).
Metal-Clad Cable: Metal-clad cable is used primarily as branch circuit, feeder, and service conductors, primarily in multi-family dwellings, commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with polyvinyl chloride (PVC), which are further coated with nylon or with a single layer of cross-linked polyethylene (XLPE) insulation and then fully encased in a flexible aluminum or steel “armored” protective sheathing.
Armored Cable: Armored cable is used primarily as branch circuit and feeders, primarily in commercial and industrial buildings. It is composed of multiple conductors, either stranded or solid, and insulated with polyvinyl chloride (PVC), which are further coated with nylon and then fully encased in a flexible aluminum or steel “armored” protective sheathing.
Photovoltaic Single-Conductor Cable: Photovoltaic (PV) style conductors and/or cables are primarily intended for use as photovoltaic (PV) direct-current output circuit and source circuits between the PV arrays and combiner boxes. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
URD or UDC Cable: Underground Residential Distribution Cable (URD) or Underground Distribution Cable (UDC) is primarily for underground secondary distribution, as service entrance conductors underground, and as service laterals. It may be directly buried in earth or installed in an electrical duct system in both wet and dry locations. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
Mobile Home Feeder Cable: Mobile Home Feeder Cable is primarily for underground feeders to mobile homes as defined in Article 550 of the National Electrical Code®. It may be directly buried in earth or in a listed raceway system in both wet and dry locations. It is composed of a copper or aluminum single conductor, either stranded or solid, and with a single layer of cross-linked polyethylene (XLPE) insulation.
Overhead Service Drop: Overhead Service Drop conductors are primarily for overhead secondary distribution, as service entrance conductors overhead, and as service drop conductors from utility transformers to premise wiring systems. It is composed of electrical grade 1350 series aluminum alloy conductors, typically stranded, and with a single layer of cross-linked polyethylene (XLPE) insulation.

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
Casting: Rod is produced by melting sheets of copper cathode and copper scrap, casting the molten copper into a bar and rolling the hot copper bar into a 5/16 inch copper rod to be drawn into copper wire.
Drawing: Drawing is the process of reducing 5/16 inch copper rod through converging dies until the specified wire diameter is attained. The wire is then heated with electrical current to soften or “anneal” the wire to make it easier to handle.
Stranding: Stranding is the process of twisting together from seven to sixty-one individual bare wire strands to form a single cable. The purpose of stranding is to improve the flexibility of wire while maintaining its electrical current carrying capacity.
PVC Compounding: PVC compounding is the process of mixing the various raw materials that are required to produce the PVC necessary to meet specifications of Underwriters Laboratories, Inc. (“UL”) for the insulation and jacket requirements for the wire that is manufactured.
Insulating: Insulating is the process of extruding PVC over the solid or stranded wire.
Cabling: Cabling is the process of twisting together two or more insulated conductors to form a cable.
Jacketing: Jacketing is the process of extruding PVC over two or more insulated conductor wires, with or without an uninsulated ground wire, to form a finished product. The Company’s jacketing lines are integrated with packaging lines that cut the wire and coil it onto reels or package it in boxes or shrink-wrap. Jacketing also comprises extruding a nylon covering over some PVC-insulated products, such as THHN/THWN-2.
Metal-Cladding and Armoring: Metal-cladding and armoring is the process of covering two or more insulated conductor wires, with or without an uninsulated ground wire, with a spiral interlocking cover of aluminum or steel to form a finished product.
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
Customers
Encore sells its wire to wholesale electrical distributors throughout the United States. Most distributors supply products to electrical contractors. Encore’s customer base is numerous and diversified. Encore has two customers, each of whom slightly exceed 10% of the Company's total sales. Encore has no customer, the loss of which would have a material adverse effect on the Company.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located in Chattanooga, TN; Norcross, GA; Cincinnati, OH; Canton, MI; Fairless Hills, PA; Louisville, KY; Greensboro, NC; Pittsburgh, PA; Santa Fe Springs, CA; Hayward, CA; Portland, OR, and

Lakeland, FL. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no bad debt charges in 2016, 2015, and 2014. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval. Encore sells all of its products with a one-year replacement warranty. Warranty expenses have historically been nominal.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the plant’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2016, Encore had 1,253 employees, 1,060 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 77.8% of the dollar value of all raw materials used by the Company during 2016. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2016, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced virtually all of the Company’s PVC requirements.
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, General Cable Corporation and AFC Cable Systems, Inc.
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
Research and Development Activities
The Company classifies research and development activities as a component of production overhead. Costs attributable to Company-sponsored research and development activities were approximately $2.0 million, $1.8 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates between 2017 and 2023, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 65.2%, 72.1% and 74.7% of the costs of goods sold by the Company during 2016, 2015 and 2014, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The

Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Construction activity in the United States suffered through a severe recession in 2008 through 2012. Construction began to pick up in strongly in 2013 and continued doing well through 2016. While volumes were not at "boom" levels nationally, there were regional pockets of strength, such as Texas, while other regions of the country had lower levels of activity. According to various industry and national economic forecasts, the future is unclear for the next few years. Data on remodeling is not as readily available. However, remodeling activity historically trends up when new construction slows down.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 44% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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

Regulations Related to Conflict-free Minerals May Force Us to Incur Additional Expenses.

In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The SEC rules implementing Section 1502 of the Dodd-Frank Act require us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we purchase originated from the Democratic Republic of Congo or an adjoining country. Since 2014, we have been required to file with the SEC on an annual basis a specialized disclosure report on Form SD regarding such matters. As our supply chain is complex, we may incur significant costs to determine the source and custody of conflict minerals that are used in the manufacture of our products in order to comply with these regulatory requirements in the future. We may also face reputation challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 430 acres and consist of buildings containing approximately 2.1 million square feet of floor space. The plant and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
A description of the Company’s legal proceedings is contained in Note 9 to the Company’s consolidated financial statements included in Item 8 to this report and incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Information regarding Encore’s executive officers including their respective ages as of February 24, 2017, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	53	Chairman of the Board of Directors, President and Chief Executive Officer

Frank J. Bilban	60	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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

	High	Low
2016
First Quarter	$40.13	$32.96
Second Quarter	41.46	35.40
Third Quarter	43.78	34.03
Fourth Quarter	46.40	33.70

2015
First Quarter	$38.10	$29.36
Second Quarter	48.50	37.05
Third Quarter	46.32	30.23
Fourth Quarter	44.95	31.89
As of February 23, 2017, there were 33 holders of record of the Company’s common stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2016. Aside from periodic dividends, management intends to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2016, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2016 and 2014. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases in 2015. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	351,400	$31.28	172,300

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, and the Company’s self-determined peer group for the five years ended December 31, 2016

		As of December 31,
Symbol	Total Return For:	2011	2012	2013	2014	2015	2016
«	Encore Wire Corporation	100.00	117.36	210.42	145.20	144.50	169.25
■	Russell 2000 Index	100.00	116.35	151.52	169.42	161.95	195.45
▲	Peer Group	100.00	129.34	170.78	159.20	105.77	164.04

Notes

(1)	Data presented in the performance graph is complete through December 31, 2016.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation and Belden, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2011.

Item 6. Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$940,790	$1,017,622	$1,166,979	$1,158,252	$1,072,348
Cost of goods sold	820,673	880,900	1,042,002	1,023,180	982,021
Gross profit	120,117	136,722	124,977	135,072	90,327
Selling, general and administrative expenses	69,351	64,493	68,876	64,453	60,981
Operating income	50,766	72,229	56,101	70,619	29,346
Net interest and other income	(48)	(155)	(56)	(64)	(30)
Income before income taxes	50,814	72,384	56,157	70,683	29,376
Provision for income taxes	16,975	24,779	19,034	23,773	9,565
Net income	$33,839	$47,605	$37,123	$46,910	$19,811
Earnings per common and common equivalent shares – basic	$1.63	$2.30	$1.79	$2.27	$0.91
Weighted average common and common equivalent shares – basic	20,704	20,713	20,714	20,676	21,680
Earnings per common and common equivalent shares – diluted	$1.63	$2.29	$1.78	$2.26	$0.91
Weighted average common and common equivalent shares – diluted	20,773	20,787	20,821	20,764	21,732
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Working capital (1)	$325,500	$315,913	$284,671	$277,392	$255,703
Total assets	657,964	628,116	572,751	525,826	472,467
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	573,109	538,639	493,187	456,581	410,164
(1) Amounts are reflective of the retrospective adoption of accounting guidance for the presentation of deferred income taxes.

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
The construction and remodeling industries drive demand for building wire. Construction activity in the United States suffered through a severe recession in 2008 through 2012. Total unit sales, including pounds of aluminum wire sold, increased 14.9% in 2013 versus 2012. In 2013, copper unit sales increased 9.5% versus 2012, while aluminum unit sales increased 116.8% versus 2012. 2013 was the first full year of sales and production from the Company’s new aluminum wire plant. The Company believes that the expansion into building wire product offerings with aluminum conductors helped the increase in copper unit sales in 2013, as customers prefer to “one stop shop” and order from full line producers. In 2015, unit sales were down 1.5% in copper wire and 0.5% in aluminum wire versus 2014. It should be noted, however, that 2015 had a slow start, due in part to rough winter and spring weather. Unit sales volumes were down 9.4% for copper and 2.7% for aluminum through the first five months of 2015 versus the first five months of 2014. However, unit sales volumes were up 4.4% for copper and 1.0% for aluminum in the last seven months of 2015 versus the same period in 2014. In 2016, unit sales were up 2.4% in copper wire and 7.6% in aluminum wire versus 2015.
According to various industry and national economic forecasts, the future is unclear for the next few years. Data on remodeling is not as readily available; however, remodeling activity historically trends up when new construction slows down.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 65.2%, 72.1%, and 74.7% of the Company’s cost of goods sold during 2016, 2015 and 2014, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the Company’s expansion into aluminum conductors in some of its building wire products, aluminum may slowly grow its percentage share of the raw materials cost for the Company. The Company built a plant to expand the production of aluminum building wire beginning in late 2011. The plant was fully operational by mid-year 2013. In 2012, aluminum wire sales constituted 3.6% of net sales, growing to 10.3% of net sales in 2016. The growth of aluminum sales to over $103.4 million in 2014 provided the impetus for the Company to construct a 250,000 square foot expansion to the aluminum plant to allow for the continued growth of this business. The construction of the building expansion was substantially completed in the fourth quarter of 2014. Machinery and equipment was installed during 2015. Historically, the cost of aluminum has been much lower and less volatile than copper. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2016

	October 2016	November 2016	December 2016	Quarter Ended Dec. 31, 2016	Year Ended Dec. 31, 2016
High	$2.20	$2.67	$2.69	$2.69	$2.69
Low	2.08	2.22	2.47	2.08	1.94
Average	2.14	2.47	2.57	2.39	2.20
COMEX COPPER CLOSING PRICE 2015

	October 2015	November 2015	December 2015	Quarter Ended Dec. 31, 2015	Year Ended Dec. 31, 2015
High	$2.43	$2.33	$2.14	$2.43	$2.95
Low	2.31	2.02	2.03	2.02	2.02
Average	2.37	2.16	2.08	2.20	2.51
COMEX COPPER CLOSING PRICE 2014

	October 2014	November 2014	December 2014	Quarter Ended Dec. 31, 2014	Year Ended Dec. 31, 2014
High	$3.11	$3.08	$2.95	$3.11	$3.43
Low	2.98	2.86	2.84	2.84	2.84
Average	3.04	3.02	2.90	2.98	3.12

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	56.9%	62.4%	66.7%
Other raw materials	15.0%	14.9%	13.2%
Depreciation	1.5%	1.4%	1.2%
Labor and overhead	12.6%	11.0%	9.0%
LIFO adjustment	1.2%	(3.1)%	(0.8)%
	87.2%	86.6%	89.3%

Gross profit	12.8%	13.4%	10.7%
Selling, general and administrative expenses	7.4%	6.3%	5.9%
Operating income	5.4%	7.1%	4.8%
Interest and other (income) expense	—%	—%	—%

Income before income taxes	5.4%	7.1%	4.8%
Provision for income taxes	1.8%	2.4%	1.6%

Net income	3.6%	4.7%	3.2%
The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2016, 2015 and 2014. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $940.8 million in 2016 compared to $1.018 billion in 2015 and $1.167 billion in 2014. The 7.6% decrease in net sales dollars in 2016 versus 2015 is the result of a 7.9% decrease in copper wire sales and a 3.9% decrease in aluminum wire sales. Sales dollars were driven lower primarily by decreases in average selling prices of 10.1% and 10.7% of copper and aluminum wire, respectively, offset somewhat by a 2.4% increase in copper wire pounds shipped and a 7.6% increase in aluminum wire pounds shipped. Average selling prices for wire sold were driven lower by the fact that the average price of a pound of copper purchased decreased 13.2% in 2016 versus 2015, while aluminum purchase prices decreased 9.2% during the same time period. Aluminum wire constituted 10.3% of total net sales in 2016, compared to 9.9% of total net sales in 2015.
In the fourth quarter of 2016, net sales dollars decreased 4.6% versus the fourth quarter of 2015. The decrease in net sales was due to a 4.6% decrease in copper net sales and a 4.6% decrease in aluminum net sales, driven by a decrease in unit sales volume of copper of 8.7% and an increase in unit sales volume of aluminum of 2.0%, offset by an average selling price increase of 4.4% in copper wire and an average selling price decrease of 6.5% in aluminum wire in the fourth quarter of 2016 versus the fourth quarter of 2015. Aluminum net sales comprised 10.2% of net sales in the fourth quarter of 2016, compared to 10.2% in the fourth quarter of 2015.
On a sequential quarter comparison, net sales dollars in the fourth quarter of 2016 increased 0.9% versus the third quarter of 2016, due primarily to an 8.2% increase in average copper wire selling prices, offset somewhat by a 6.4% decrease in copper wire unit sales. Average selling prices were driven higher by a 7.1% increase in the cost of copper purchased. Margins in the fourth quarter of 2016 were up versus those of the third quarter of 2016, producing $11.4 million of net income in the fourth quarter of 2016 versus $6.0 million in the third quarter of 2016.
Comparing the full year of 2016 to 2015, the decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2016 versus 2015, due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The margin declines were due primarily to the competitive pricing environment in the industry. There were two notable competitive factors at work in the market in 2016. First, our largest competitor announced the purchase of a smaller competitor during the third quarter. While these industry consolidations generally lead to better industry margin discipline in the long term, they can lead to erratic pricing in the short term. Historically, the acquired companies appear to “window dress” themselves by pumping up sales figures pre-sale with low prices while dropping unit cost figures with high production volumes and then dumping excess inventory in the market post-sale. In addition, we believe a different, financially stressed competitor was acting erratically in the aluminum wire market. We believe both of these factors impacted our spreads negatively in 2016. The copper spread decreased 4.1% in 2016 versus 2015. The spread contracted as a result of the 10.1% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 13.2%. In nominal dollars, the sales price declined more than the cost of copper. Aluminum wire followed that trend, with the spread decreasing 11.5% in the same year-to-date comparison. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
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

Cost of goods sold was $820.7 million in 2016, compared to $880.9 million in 2015 and $1.042 billion in 2014. The copper costs included in cost of goods sold were $535.4 million in 2016 compared to $635.2 million in 2015 and $778.1 million in 2014. Copper costs as a percentage of net sales decreased to 56.9% in 2016 compared to 62.4% in 2015 and 66.7% in 2014. The decrease from 2015 to 2016 of copper costs as a percentage of net sales was due to copper costs decreasing while other components of cost of sales increased. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of copper wire. Accordingly, the decrease in copper prices in 2016 and 2015 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales rose from 13.2% in 2014 and 14.9% in 2015 to 15.0% in 2016. The consistent increase over the period is primarily due to the Company's increasing production of aluminum wire. Although aluminum is much cheaper than copper, the increased aluminum production drove the other materials category up as a percentage of net sales because aluminum is higher in cost than most of the other items in this category. Material cost percentages in 2016 were increased by a 1.2% LIFO debit (expense), and decreased in 2015 by a 3.1% LIFO credit (income), and decreased in 2014 by a 0.8% LIFO credit (income). Adding the LIFO adjustment to the cost of copper and other materials, the total materials cost in 2016 was 73.1% of net sales versus 74.2% in 2015 and 79.1% in 2014.

The decrease from 2014 to 2015 of copper costs as a percentage of net sales was due to copper costs decreasing while other components of cost of sales increased. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of wire. Accordingly, the decrease in copper prices in 2015 and 2014 caused most of the other costs to grow in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales rose from 13.2% in 2014 to 14.9% in 2015. The consistent increase over the period is primarily due to the Company's increasing production of aluminum wire. Although aluminum is much cheaper than copper, the increased aluminum production drove the other materials category up as a percentage of net sales because aluminum is higher in cost than most of the other items in this category. Material cost percentages in 2015 decreased due to a 3.1% LIFO credit (income) and in 2014 decreased due to a 0.8% LIFO credit (income). Adding the LIFO adjustment to the cost of copper and other materials, the total materials cost in 2015 was 74.2% of net sales versus 79.1% in 2014.

Depreciation, labor and overhead costs as a percentage of net sales were 14.1% in 2016 compared to 12.3% in 2015 and 10.2% in 2014. The percentage increase of depreciation, labor and overhead costs in 2016 and 2015 versus 2014 was due primarily to the decrease in copper driven sales dollars providing a smaller denominator for these costs to be divided into. This upward trend in percentages is also somewhat due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2016	2015	2014
Raw materials	$23,144	$26,245	$28,283
Work-in-process	20,889	20,155	19,169
Finished goods	81,764	70,348	84,020
Total	125,797	116,748	131,472
Adjust to LIFO cost	(32,523)	(21,494)	(53,221)
Inventory	$93,274	$95,254	$78,251
In 2016, copper traded in a range lower than 2015, while exhibiting some volatility as shown in the COMEX copper closing price tables above. Following the global collapse of many commodities that began in 2015, copper prices continued to drop in 2016, but then rallied in the fourth quarter and finished higher than at the end of 2015. The quantity of total copper inventory on hand increased nominally in 2016, compared to 2015. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2016 year-end inventory value of all inventories using the LIFO method being $32.5 million less than the FIFO value, and the 2016 year end LIFO reserve balance being $11.0 million higher than at the end of 2015. This resulted in a LIFO adjustment increasing cost of sales by $11.0 million in 2016.
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
Based on the current copper and other raw material prices, there is no LCM adjustment necessary in the periods presented above. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Gross profit was $120.1 million, or 12.8% of net sales, in 2016 compared to $136.7 million, or 13.4% of net sales, in 2015 and $125.0 million, or 10.7% of net sales, in 2014. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $47.7 million in 2016, $47.2 million in 2015 and $52.5 million in 2014. As a percentage of net sales, selling expenses increased to 5.1% in 2016 versus 4.6% in 2015 and 4.5% in 2014. General and administrative expenses, as a percentage of net sales, increased to 2.3% in 2016 versus 1.7% in 2015 and 1.4% in 2014. Percentages to sales of these costs rose slightly as the metal driven sales dollars declined. Accounts receivable write-offs were $29,000 in 2016 and zero in 2015 and 2014. The Company did not increase the bad debt reserve in 2016, 2015 and 2014.
Interest expenses were $0.2 million in 2016, $0.3 million in 2015 and $0.3 million in 2014.
The Company’s effective tax rate was 33.4% in 2016, 34.2% in 2015 and 33.9% in 2014. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction. The domestic production activity deduction reduced the 2016 effective tax rate approximately 3.4%, compared to 1.2% and 3.0% in 2015 and 2014, respectively.
As a result of the foregoing factors, the Company’s net income was $33.8 million in 2016, $47.6 million in 2015 and $37.1 million in 2014.

Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$58,560	$70,768	$63,122
Net cash used in investing activities	(41,582)	(43,469)	(44,231)
Net cash used in financing activities	(377)	(2,811)	(1,005)
Net increase in cash and cash equivalents	$16,601	$24,488	$17,886
Annual dividends paid	$1,656	$1,657	$1,657
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
At December 31, 2016 and 2015, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2016, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.0 million left $149.0 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2016.
The Company paid interest totaling $0.2 million, $0.3 million and $0.3 million in 2016, 2015 and 2014, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2016, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases that year. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Net cash provided by operations was $58.6 million in 2016 compared to $70.8 million in 2015 and $63.1 million in 2014. The decrease in cash provided by operations of $12.2 million in 2016 versus 2015 was due to several factors. The Company had decreased net income of $33.8 million in 2016 versus $47.6 million of net income in 2015. Accounts receivable decreased slightly in 2016, resulting in cash provided of $1.2 million versus cash provided of $20.8 million in 2015, resulting in a reduction in operating cash flow of $19.6 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $1.3 million of cash used in 2016 versus cash provided of $16.3 million in 2015, a negative swing of $17.6 million in 2016 versus 2015. Changes in inventory resulted in cash provided of $2.0 million in 2016 versus cash used of $17.0 million in 2015, a $19.0 million increase in cash used. Changes in trade accounts payable and accrued liabilities resulted in cash used of $8.6 million in 2016 versus cash provided of $5.9 million in 2015, a negative swing of $2.7 million, which was offset by the $2.4 million positive swing in the other assets and liabilities in 2016 versus 2015. These changes in cash flow were the primary drivers of the $12.2 million decrease in net cash flow provided by operations in 2016 versus 2015.
The increase in cash provided by operations of $7.7 million in 2015 versus 2014 was due to several factors. The Company had increased net income of $47.6 million in 2015 versus $37.1 million of net income in 2014. Accounts receivable decreased in 2015, resulting in cash provided of $20.8 million versus cash provided of $8.8 million in 2014, resulting in a positive swing in operating cash flow of $12.0 million in 2015 versus 2014. Accounts receivable generally fluctuate in proportion to dollar sales and to a lesser extent are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $11.0 million cash provided in 2015 versus cash used of $0.9 million in 2014, a positive swing of $11.9 million in 2015 versus 2014. Changes in inventory resulted in cash used of $17.0 million in 2015 versus cash used of $7.5 million in 2014, a $9.5 million increase in cash used. Changes in trade accounts payable and accrued liabilities resulted in cash used of $5.9 million in 2015 versus cash provided of $9.3 million in 2014, a negative swing of $15.2 million in 2015 versus 2014. These changes in cash flow were the primary drivers of the $7.7 million increase in net cash flow provided by operations in 2015 versus 2014.
Net cash used in investing activities was $41.6 million in 2016 versus $43.5 million in 2015 and $44.2 million in 2014. In 2016, capital expenditures were used primarily for the expansion of an existing wire plant and the purchase and installation of machinery and equipment throughout the Company. In 2015, capital expenditures were used primarily for the purchase and installation of machinery and equipment in the aluminum wire plant expansion project. In 2014, capital expenditures were used primarily for the construction of the new aluminum wire plant expansion project and the purchase and installation of machinery and equipment in that plant.
The net cash used in financing activities of $0.4 million in 2016 consisted primarily of dividend payments of $1.7 million offset by $1.4 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used in financing activities of $2.8 million in 2015 consisted primarily of $2.9 million used to repurchase 92,804 shares of the Company's common stock in the third quarter, along with $1.7 million in dividend payments offset by $1.7 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used of $1.0 million in 2014 consisted primarily of $1.7 million in dividend payments offset by $0.5 million proceeds from issuance of Company stock related to employees exercising stock options.
During 2017, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2016.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations	$68,528	$68,528	—	—	—

Note:
Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $5.5 million of capital equipment and construction purchase orders open as of December 31, 2016.

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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2016, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company has chosen early adoption of this ASU and has applied it retrospectively. Refer to Note 5 of the Company’s consolidated financial statements included in Item 8 of this report for details on the impact of the adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to-date, our team has taken training of the new ASU's revenue recognition model and begun sales terms review and documentation. The standard is effective for annual and interim periods beginning January 1, 2018. We currently expect to apply the modified retrospective method of adoption at that time.

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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2016, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2021, with interest payments due quarterly. At December 31, 2016, the balance outstanding under the Credit Agreement was zero.
There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2016 would increase the Company’s interest expense by $1.0 million.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the notes thereto appear on the following pages.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wire Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Wire Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 24, 2017

Encore Wire Corporation
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(In thousands, except share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$95,753	$79,152
Accounts receivable, net of allowance of $2,036 and $2,065	184,876	186,065
Inventories	93,274	95,254
Income taxes receivable	—	7,344
Prepaid expenses and other	2,479	2,340
Total current assets	376,382	370,155

Property, plant and equipment – at cost:
Land and land improvements	50,934	50,580
Construction-in-progress	35,825	33,942
Buildings and improvements	121,432	102,432
Machinery and equipment	289,493	274,755
Furniture and fixtures	9,204	9,012
Total property, plant and equipment	506,888	470,721

Accumulated depreciation	(225,499)	(215,953)
Property, plant and equipment – net	281,389	254,768

Other assets	193	3,193
Total assets	$657,964	$628,116

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$18,577	$28,743
Accrued liabilities	27,986	25,499
Income taxes payable	4,319	—
Total current liabilities	50,882	54,242

Deferred income taxes	33,973	35,235

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,762,703 and 26,715,216	268	267
Additional paid-in capital	55,311	53,024
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	608,586	576,404
Total stockholders’ equity	573,109	538,639
Total liabilities and stockholders’ equity	$657,964	$628,116
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2016, 2015, and 2014
(In thousands, except per share data)

	2016	2015	2014
Net sales	$940,790	$1,017,622	$1,166,979
Cost of goods sold	820,673	880,900	1,042,002
Gross profit	120,117	136,722	124,977

Selling, general and administrative expenses	69,351	64,493	68,876
Operating income	50,766	72,229	56,101

Net interest and other income	(48)	(155)	(56)
Income before income taxes	50,814	72,384	56,157

Provision for income taxes	16,975	24,779	19,034
Net income	$33,839	$47,605	$37,123
Earnings per common and common equivalent share – basic	$1.63	$2.30	$1.79
Weighted average common and common equivalent shares outstanding – basic	20,704	20,713	20,714
Earnings per common and common equivalent share – diluted	$1.63	$2.29	$1.78
Weighted average common and common equivalent shares outstanding – diluted	20,773	20,787	20,821
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance at January 1, 2014	26,632	$266	$49,459	$(88,134)	$494,990	$456,581
Net income	—	—	—	—	37,123	37,123
Exercise of stock options	25	1	528	—	—	529
Tax benefit on exercise of stock options	—	—	123	—	—	123
Stock-based compensation	—	—	488	—	—	488
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Balance at December 31, 2014	26,657	267	50,598	(88,134)	530,456	493,187
Net income	—	—	—	—	47,605	47,605
Exercise of stock options	58	—	1,728	—	—	1,728
Tax benefit on exercise of stock options	—	—	40	—	—	40
Stock-based compensation	—	—	658	—	—	658
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Purchase of treasury stock	—	—	—	(2,922)	—	(2,922)
Balance at December 31, 2015	26,715	267	53,024	(91,056)	576,404	538,639
Net income	—	—	—	—	33,839	33,839
Exercise of stock options	48	1	1,436	—	—	1,437
Tax benefit on exercise of stock options	—	—	60	—	—	60
Stock-based compensation	—	—	791	—	—	791
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Balance at December 31, 2016	26,763	$268	$55,311	$(91,056)	$608,586	$573,109
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Operating Activities
Net income	$33,839	$47,605	$37,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,811	16,063	15,453
Deferred income taxes	(1,262)	16,315	2,349
Excess tax benefits of options exercised	(60)	(40)	(123)
Stock-based compensation	1,596	802	703
Other	1,294	(190)	(116)
Changes in operating assets and liabilities:
Accounts receivable	1,210	20,843	8,831
Inventories	1,980	(17,003)	(7,471)
Trade accounts payable and accrued liabilities	(8,583)	(5,859)	9,309
Other assets and liabilities	12	(2,415)	339
Current income taxes receivable / payable	11,723	(5,353)	(3,275)
Net cash provided by operating activities	58,560	70,768	63,122

Investing Activities
Purchases of property, plant and equipment	(45,374)	(43,711)	(44,274)
Proceeds from sale of assets	3,792	242	75
Other	—	—	(32)
Net cash used in investing activities	(41,582)	(43,469)	(44,231)

Financing Activities
Deferred financing fees	(197)	—	—
Purchase of treasury stock	—	(2,922)	—
Proceeds from issuance of common stock, net	1,416	1,728	529
Dividends paid	(1,656)	(1,657)	(1,657)
Excess tax benefits of options exercised	60	40	123
Net cash used in financing activities	(377)	(2,811)	(1,005)

Net increase in cash and cash equivalents	16,601	24,488	17,886
Cash and cash equivalents at beginning of year	79,152	54,664	36,778
Cash and cash equivalents at end of year	$95,753	$79,152	$54,664
See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2016
1. Significant Accounting Policies
Business
The Company conducts its business in one segment – the manufacture of electric building wire, principally NM-B cable, for use primarily as interior wiring in homes, apartments, and manufactured housing, and THHN/THWN-2 cable and metal-clad and armored cable for use primarily as wiring in commercial and industrial buildings. The Company sells its products primarily through 29 manufacturers’ representatives located throughout the United States and, to a lesser extent, through its own direct marketing efforts. The principal customers for Encore’s building wire are wholesale electrical distributors.
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 65.2%%, 72.1% and 74.7% of the cost of goods sold during 2016, 2015, and 2014, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. As the Company continues to expand its product offerings with aluminum wire, the cost of aluminum will impact the raw materials discussion throughout this report. During 2016, aluminum rod used to draw into aluminum wire constituted 4.6% of cost of goods sold.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $24.1 million, $22.7 million and $24.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Fair Value of Financial Instruments
Certain items are required to be measured at fair value on a recurring basis, primarily cash equivalents held in banks. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
At December 31, 2016 and 2015, the carrying value of cash and cash equivalents is based on Level 1 measurements.
Concentrations of Credit Risk and Accounts Receivable
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.
Accounts receivable represent amounts due from customers, primarily wholesale electrical distributors, related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. Encore has two customers, each of whom slightly exceed 10% of the Company's total sales.
The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Losses Progression (In Thousands)	2016	2015	2014
Beginning balance January 1	$2,065	$2,065	$2,065
(Write offs) of bad debts, net of collections of previous write offs	(29)	—	—
Ending balance at December 31	$2,036	$2,065	$2,065
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
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

Income Taxes
Income taxes are provided for based on the liability method, resulting in deferred income tax assets and liabilities arising due to temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period the change in rate is enacted.
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to-date, our team has taken training of the new ASU's revenue recognition model and begun sales terms review and documentation. The standard is effective for annual and interim periods beginning January 1, 2018. We currently expect to apply the modified retrospective method of adoption at that time.
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2016	2015
Raw materials	$23,144	$26,245
Work-in-process	20,889	20,155
Finished goods	81,764	70,348
Total	125,797	116,748
Adjust to LIFO cost	(32,523)	(21,494)
Inventory	$93,274	$95,254
During 2016, the Company liquidated portions of the inventory layers established in 2015 in both the copper and aluminum wire pools. In both pools, the liquidation had an insignificant effect on the net income of the Company. During 2015 and 2014, the Company did not liquidate any LIFO inventory layers established in prior years.

3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2016	2015
Sales volume discounts payable	$13,590	$13,193
Property taxes payable	3,932	3,444
Commissions payable	2,157	1,939
Accrued salaries	6,198	5,801
Other accrued liabilities	2,109	1,122
Total accrued liabilities	$27,986	$25,499
4. Debt
At December 31, 2016 and 2015, the Company had no debt outstanding.

The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2016, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.0 million left $149.0 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2016.
The Company paid interest totaling $0.2 million, $0.3 million and $0.3 million in 2016, 2015 and 2014, respectively, none of which was capitalized.
5. Income Taxes
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2016	2015	2014
Current:
Federal	$17,139	$7,918	$15,742
State	1,098	546	943
Deferred:
Federal	(905)	16,486	2,222
State	(357)	(171)	127
Total Income Tax Expense	$16,975	$24,779	$19,034
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2016	2015	2014
Amount computed using the statutory rate	$17,769	$25,334	$19,655
State income taxes, net of federal tax benefit	482	244	691
Qualified domestic production activity deduction	(1,712)	(859)	(1,698)
Other items	436	60	386
Total Income Tax Expense	$16,975	$24,779	$19,034
In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities. This deduction lowered the Company’s effective tax rate by approximately 3.4%, 1.2%, and 3.0% for 2016, 2015 and 2014, respectively.

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2016 and 2015 is as follows:

In Thousands	2016	2015
Depreciation	$(30,845)	$(26,892)
Inventory	(5,807)	(10,101)
Allowance for doubtful accounts	738	749
Uniform capitalization rules	932	145
Other	1,009	864
Deferred income tax liability	$(33,973)	$(35,235)
The Company made income tax payments of $6.7 million in 2016, $14.0 million in 2015 and $20.0 million in 2014.
The Company’s federal income tax returns for the years subsequent to December 31, 2012 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2011. The Company has no reserves for uncertain tax positions as of December 31, 2016 and 2015. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term, including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. We adopted this ASU retrospectively on December 31, 2016, and have reclassified deferred income taxes current liabilities of $8.5 million as of December 31, 2015 to deferred income taxes non-current liabilities.

6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2016	2015	2014
Stock options	$791	$658	$488
Stock appreciation rights (“SARs”)	805	144	215
Total stock-based compensation expense	$1,596	$802	$703

Tax benefit on exercise of stock options	$60	$40	$123
Stock Options:
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the “1999 Stock Option Plan,” which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2016, 2015 and 2014 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. New shares are issued upon the exercise of options. As of December 31, 2016, 172,300 options were available to be granted in the future under the 2010 Stock Option Plan.

The following presents a summary of stock option activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2016	320,887	$30.25
Granted	80,000	34.79
Exercised	(47,487)	29.34
Forfeited/Canceled	(2,000)	21.12
Outstanding at December 31, 2016	351,400	$31.28	5.9 years	$4,647
Vested and exercisable at December 31, 2016	179,599	$26.64	3.9 years	$3,164
The fair value of stock options granted during the years ended December 31, 2016, 2015, and 2014, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.46%	1.22%	1.57%
Expected dividend yield	0.23%	0.25%	0.15%
Expected volatility	32.9%	31.9%	32.9%
Expected lives	5.0 years	5.0 years	5.0 years
We base expected volatilities on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. The expected dividend yield is based on the annualized dividend payment paid on common shares.
During the years ended December 31, 2016, 2015, and 2014, the weighted average grant date fair value of options granted was $10.64, $9.25 and $16.03, respectively, and the total intrinsic value of options exercised was $0.5 million, $0.7 million and $0.7 million, respectively. As of December 31, 2016, total unrecognized compensation cost related to non-vested stock options of $1.0 million was expected to be recognized over a weighted average period of 3.2 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of stock appreciation rights ("SARs") that may only be settled in cash to non-executive officers and employees of the Company. The Company granted SARs for the first time in 2014 for a nominal amount. Additional SARs were granted in 2016. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balance was $1.2 million and $0.4 million at December 31, 2016 and 2015, respectively. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARs ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. As of December 31, 2016, a total of 226,500 SARs were outstanding under the 2014 SARs Plan.

The following presents a summary of SARs activity for the year ended December 31, 2016:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2016	133,000	$41.59
Granted	142,000	34.79
Exercised	(1,000)	41.59
Forfeited/Canceled	(47,500)	38.51
Outstanding at December 31, 2016	226,500	$37.97	8.4 years	$1,218
Vested and exercisable at December 31, 2016	42,400	$41.59	7.6 years	$75
The fair value of SARs granted during the years ended December 31, 2016, 2015, and 2014, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.53%	1.39%	1.60%
Expected dividend yield	0.18%	0.22%	0.21%
Expected volatility	33.25%	30.30%	32.10%
Expected lives	3.4 years	3.2 years	4.6 years
We base expected volatilities on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. The expected dividend yield is based on the annualized dividend payment paid on common shares.
During the years ended December 31, 2016, 2015, and 2014, the weighted average grant date fair value of SARs granted was $13.36, $7.33 and $9.38, respectively, and the total intrinsic value of SARs exercised was negligible in 2016. No SARs were exercised in 2015 and 2014. As of December 31, 2016, total unrecognized compensation cost related to non-vested SARs of $1.9 million was expected to be recognized over a weighted average period of 3.4 years.

7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the year ended December 31:

In Thousands	2016	2015	2014
Numerator:
Net income	$33,839	$47,605	$37,123

Denominator:
Denominator for basic earnings per share – weighted average shares	20,704	20,713	20,714

Effect of dilutive securities:
Employee stock options	69	74	107

Denominator for diluted earnings per share – weighted average shares	20,773	20,787	20,821
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2016	2015	2014
Weighted average anti-dilutive stock options	143	96	54

Weighted average exercise price per share	$40.39	$43.43	$49.90
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2016, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2016 and 2014. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases in 2015. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

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
The Company’s matching contributions were $1.9 million, $1.5 million and $0.9 million in years 2016, 2015 and 2014, respectively.

At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the 401(k) Plan on behalf of its employees. The Company made no profit-sharing contributions for 2016, 2015 or 2014. Effective January 1, 2015, any profit-sharing contributions that are made to the 401(k) Plan will be 100% vested.
Participants are permitted to choose how contributions made to the 401(k) Plan by or for them are invested. If a participant does not make an investment election, the contributions will be invested in the moderate risk tolerance based balanced portfolio which serves as the 401(k) Plan's qualified default investment alternative.
11. Related Party Transactions
For a minor portion of its freight requirements, the Company uses a freight carrier that is owned by a family member of one of the Company’s executive officers. During fiscal years 2016, 2015 and 2014, amounts paid to the affiliated freight carrier were not significant.
The Company purchased certain finished goods inventory components from a company that was partially owned by a family member of an individual serving on the Board of Directors. The Company purchased these products from this company, which totaled approximately $10.3 million, $13.4 million and $13.1 million in 2016, 2015 and 2014, respectively. This supplier was sold during 2016 to a totally unrelated company. Therefore, this related party relationship ended in mid-2016.
The Company obtains quotes and purchases these items from other vendors at prices that confirm that the Company is obtaining prices that are no less favorable than prices available from non-affiliated parties. These transactions were approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Net sales	$225,544	$238,831	$237,168	$239,247
Gross profit	30,143	28,631	27,818	33,525
Net income	8,599	7,839	5,999	11,402
Earnings per common share – basic	0.42	0.38	0.29	0.55
Earnings per common share – diluted	0.41	0.38	0.29	0.55

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Net sales	$250,262	$253,747	$262,756	$250,857
Gross profit	32,430	32,905	38,335	33,052
Net income	10,789	11,353	14,511	10,952
Earnings per common share – basic	0.52	0.55	0.70	0.53
Earnings per common share – diluted	0.52	0.54	0.70	0.53

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2016. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Wire Corporation

We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Encore Wire Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Encore Wire Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 24, 2017

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 9, 2017 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 9, 2017, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 9, 2017 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 9, 2017 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 9, 2017, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2017	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
Daniel L. Jones

/s/ FRANK J. BILBAN	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Frank J. Bilban

/s/ DONALD E. COURTNEY	Director	February 24, 2017
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 24, 2017
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 24, 2017
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 24, 2017
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 24, 2017
John H. Wilson

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.9
Second Amendment to Credit Agreement, dated as of December 31, 2014, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.10
Third Amendment to Credit Agreement, dated as of September 29, 2016, by and among Encore Wire Corporation, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent, the financial institutions a party thereto as lenders and EWC Aviation Corporation, as guarantor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016 and incorporated herein by reference).

10.11*	Encore Wire Corporation 2014 Stock Appreciation Rights Plan

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 24, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 24, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 24, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 24, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan