Form 10-Q
period 2017-03-31
ENCORE WIRE CORP
filed 2017-05-04
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of May 2, 2017: 20,748,531

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$86,482	$95,753
Accounts receivable, net of allowance of $2,027 and $2,036	211,669	184,876
Inventories	95,638	93,274
Prepaid expenses and other	2,021	2,479
Total current assets	395,810	376,382

Property, plant and equipment - at cost:
Land and land improvements	50,548	50,934
Construction-in-progress	40,394	35,825
Buildings and improvements	121,639	121,432
Machinery and equipment	290,038	289,493
Furniture and fixtures	9,204	9,204
Total property, plant and equipment	511,823	506,888

Accumulated depreciation	(228,698)	(225,499)
Property, plant and equipment - net	283,125	281,389

Other assets	193	193
Total assets	$679,128	$657,964

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$35,642	$18,577
Accrued liabilities	20,560	27,986
Income taxes payable	2,735	4,319
Total current liabilities	58,937	50,882

Deferred income taxes	33,194	33,973
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,775,986 and 26,762,703	268	268
Additional paid-in capital	55,982	55,311
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	621,803	608,586
Total stockholders’ equity	586,997	573,109
Total liabilities and stockholders’ equity	$679,128	$657,964
Note:    The consolidated balance sheet at December 31, 2016, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Net sales	$279,392	$225,544
Cost of goods sold	240,187	195,401
Gross profit	39,205	30,143

Selling, general, and administrative expenses	18,737	17,309
Operating income	20,468	12,834

Net interest and other income	(16)	(3)
Income before income taxes	20,484	12,837

Provision for income taxes	6,852	4,238
Net income	$13,632	$8,599
Earnings per common and common equivalent share – basic	$0.66	$0.42
Weighted average common and common equivalent shares outstanding – basic	20,738	20,688
Earnings per common and common equivalent share – diluted	$0.65	$0.41
Weighted average common and common equivalent shares outstanding – diluted	20,834	20,747
Cash dividends declared per share	$0.02	$0.02
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Operating Activities:
Net income	$13,632	$8,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,798	4,846
Deferred income taxes	(779)	(968)
Excess tax benefits of options exercised	—	(24)
Stock-based compensation attributable to stock options	384	332
Other	(499)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(26,728)	10,850
Inventories	(2,364)	(3,218)
Other assets	446	537
Trade accounts payable and accrued liabilities	9,248	(17,606)
Current income taxes receivable / payable	(1,584)	5,007
Net cash provided by (used in) operating activities	(4,446)	8,339

Investing Activities:
Purchases of property, plant and equipment	(5,554)	(8,658)
Proceeds from sale of assets	923	4
Net cash used in investing activities	(4,631)	(8,654)

Financing Activities:
Deferred financing fees	(1)	—
Proceeds from issuance of common stock, net	222	114
Dividends paid	(415)	(414)
Excess tax benefits of options exercised	—	24
Net cash used in financing activities	(194)	(276)

Net decrease in cash and cash equivalents	(9,271)	(591)
Cash and cash equivalents at beginning of period	95,753	79,152
Cash and cash equivalents at end of period	$86,482	$78,561
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017
NOTE 1 – BASIS OF PRESENTATION
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017. The standard did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the provisions of this ASU and assessing the impact, if any, that it may have on our financial position and results of operations. As part of our assessment work to date, our team has taken training of the new ASU's revenue recognition model and begun sales terms review and documentation. We have also considered accounting policies as they relate to the five-step revenue model. The standard is effective for annual and interim periods beginning January 1, 2018. We currently expect to apply the modified retrospective method of adoption at that time.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2017	December 31, 2016

Raw materials	$19,025	$23,144
Work-in-process	23,402	20,889
Finished goods	90,170	81,764
Total Inventory at FIFO cost	132,597	125,797
Adjust to LIFO cost	(36,959)	(32,523)
Lower of cost or market adjustment	—	—
Inventory, net	$95,638	$93,274

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the first quarter of 2017, LIFO adjustments were recorded, increasing cost of sales by $4.4 million, versus LIFO adjustments increasing cost of sales by $2.2 million in the first quarter of 2016.
During the first three months of 2017, the Company did not liquidate any LIFO inventory layers established in prior years. During the first three months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2017	December 31, 2016

Sales volume discounts payable	$10,939	$13,590
Property taxes payable	1,003	3,932
Commissions payable	2,575	2,157
Accrued salaries	3,695	6,198
Other accrued liabilities	2,348	2,109
Total accrued liabilities	$20,560	$27,986

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 33.5% in the first quarter of 2017 versus 33.0% in the first quarter of 2016, consistent with the Company’s estimated liabilities. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
In Thousands	2017	2016

Numerator:
Net income	$13,632	$8,599

Denominator:
Denominator for basic earnings per share – weighted average shares	20,738	20,688

Effect of dilutive securities:
Employee stock options	96	59

Denominator for diluted earnings per share – weighted average shares	20,834	20,747
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the first quarter was 114,000 in 2017 and 187,000 in 2016.

NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2017, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.0 million left $149.0 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2017.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of March 31, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in the three months ended March 31, 2017 or 2016. Other than net income, there was no material change in stockholders’ equity during the three months ended March 31, 2017 or 2016.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Encore believes it is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 65.2%, 72.1%, and 74.7% of the Company’s cost of goods sold during fiscal 2016, 2015 and 2014, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Aluminum wire sales represented 9.9% and 10.3% of net sales in 2015 and 2016, respectively. Historically, the cost of aluminum has been much lower than copper and also less volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2017

	January 2017	February 2017	March 2017	Three Months Ended March 31, 2017
High	$2.72	$2.78	$2.73	$2.78
Low	2.48	2.61	2.57	2.48
Average	2.62	2.69	2.64	2.65
COMEX COPPER CLOSING PRICE 2016

	January 2016	February 2016	March 2016	Three Months Ended March 31, 2016
High	$2.09	$2.13	$2.29	$2.29
Low	1.94	2.00	2.14	1.94
Average	2.01	2.08	2.23	2.11
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters ended March 31, 2017 and 2016. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations
Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Net sales were $279.4 million in the first quarter of 2017 compared to $225.5 million in the first quarter of 2016. This 23.9% increase in net sales is primarily the result of a 26.5% increase in copper wire sales, driven by a 16.9% increase in the average selling price of copper wire and an 8.1% increase in copper wire unit volume shipped. Additionally, there was a 1.8% increase in aluminum wire sales, driven by a 7.8% increase in aluminum wire unit volume shipped, offset somewhat by a 5.6% decrease in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 22.6% in the first quarter of 2017 compared to the first quarter of 2016, and was the principal driver of the increased average sales price of copper wire. In the first quarter of 2017, aluminum building wire constituted 8.7% of the Company’s net sales dollars compared to 10.5% in the first quarter of 2016.
Cost of goods sold was $240.2 million, or 86.0% of net sales, in the first quarter of 2017, compared to $195.4 million, or 86.6% of net sales, in the first quarter of 2016. Gross profit increased to $39.2 million, or 14.0% of net sales, in the first quarter of 2017 versus $30.1 million, or 13.4% of net sales, in the first quarter of 2016.
The increase in gross profit margin percentage was driven primarily by increased spreads. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper increased 7.0% in the first quarter of 2017 versus the first quarter of 2016. The spread increased as a result of the average sales price per copper pound sold increasing 16.9% while the per pound cost of raw copper increased 22.6%. The aluminum wire spread decreased 15.9% in the same quarterly comparison. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. Copper spreads improved in the fourth quarter of 2016 and held through the first quarter of 2017. It appears that the industry consolidation of a copper competitor that took place last year and damaged margins in the second and third quarters of 2016 may be resolving itself. On the aluminum side, however, there are a couple of small competitors importing aluminum wire and selling it at below market prices. We understand that the government is looking into this import activity. We also have a financially stressed competitor who appears to readily follow these low-price competitors. We believe both of these factors have contributed to the unsettled pricing environment and impacted our spreads negatively.
Total raw materials cost, including the LIFO adjustment, increased to 73.9% of net sales in the first quarter of 2017, from 73.3% of net sales in the first quarter of 2016. This increase in total raw materials cost as a percentage of net sales, offset by lower percentages of overhead cost, resulted in the increased gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will fluctuate as a percentage of sales when sales dollars vary.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2017, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to decreases in copper costs, partially offset by price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $4.4 million during the first quarter of 2017. During the first three months of 2017, the Company did not liquidate any LIFO inventory layers established in prior years. During the first quarter of 2016, a LIFO adjustment was recorded, increasing cost of sales by $2.2 million. During the first three months of 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company.
Selling expenses, consisting of commissions and freight, for the first quarter of 2017 were $13.5 million, or 4.8% of net sales, compared to $11.3 million, or 5.0% of net sales, in the first quarter of 2016. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales decreased to 2.4% of net sales in the first quarter of 2017 from 2.5% of net sales in the first quarter of 2016, primarily due to the increase in top line sales dollars as well as small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the first quarter of 2017 were $5.2 million, or 1.9% of net sales, compared to $6.0 million, or 2.7% of net sales, in the first quarter of 2016.

The Company did not record any bad debt expense during the first quarters of 2017 or 2016.
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
Cash used in operating activities was $4.4 million in the first three months of 2017 compared to cash provided of $8.3 million in the first three months of 2016. The following changes in components of cash flow from operations were notable. The Company had net income of $13.6 million in the first three months of 2017 compared to net income of $8.6 million in the first three months of 2016. Accounts receivable increased $26.7 million in the first three months of 2017 compared to decreasing $10.9 million in the first three months of 2016, resulting in a source of cash in 2016 and a use of cash in 2017, a decrease of $37.6 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first three months of 2017, using cash of $2.4 million versus a use of cash of $3.2 million in the first three months of 2016, resulting in a positive swing in 2017 cash flow of $0.8 million. Trade accounts payable and accrued liabilities provided cash of $9.2 million in 2017 versus a $17.6 million use of cash in 2016, resulting in an increase in cash flow of $26.8 million. In the first three months of 2017, changes in current and deferred taxes used cash of $2.4 million versus cash provided of $4.0 million in the first three months of 2016. These changes in cash flow were the primary drivers of the $12.8 million decrease in cash provided by operations in the first three months of 2017 compared to the first three months of 2016.
Cash used in investing activities decreased to $4.6 million in the first three months of 2017 from $8.7 million in the first three months of 2016. Cash used in financing activities consisted of $0.4 million of cash dividends paid, partially offset by $0.2 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.2 million of cash used in financing activities for the first three months of 2017 versus $0.3 million used in the first three months of 2016. As of March 31, 2017, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $86.5 million at March 31, 2017 versus $78.6 million at March 31, 2016.
During the remainder of 2017, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address bottlenecks. The total capital expenditures for all of 2017 associated with these projects are currently estimated to be between $30 million and $35 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2017.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward-looking statements” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 4, 2017	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: May 4, 2017	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 4, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 4, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document