Form 10-Q
period 2017-06-30
ENCORE WIRE CORP
filed 2017-08-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of August 1, 2017: 20,757,031

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$85,858	$95,753
Accounts receivable, net of allowance of $2,027 and $2,036	220,553	184,876
Inventories	95,458	93,274
Income tax receivable	4,125	—
Prepaid expenses and other	3,170	2,479
Total current assets	409,164	376,382

Property, plant and equipment - at cost:
Land and land improvements	50,548	50,934
Construction-in-progress	36,750	35,825
Buildings and improvements	122,379	121,432
Machinery and equipment	298,947	289,493
Furniture and fixtures	9,350	9,204
Total property, plant and equipment	517,974	506,888
Accumulated depreciation	(232,033)	(225,499)
Property, plant and equipment - net	285,941	281,389

Other assets	193	193
Total assets	$695,298	$657,964

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$37,587	$18,577
Accrued liabilities	24,979	27,986
Income taxes payable	—	4,319
Total current liabilities	62,566	50,882

Deferred income taxes	34,787	33,973
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,784,486 and 26,762,703	268	268
Additional paid-in capital	56,412	55,311
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	632,321	608,586
Total stockholders’ equity	597,945	573,109
Total liabilities and stockholders’ equity	$695,298	$657,964
Note:    The consolidated balance sheet at December 31, 2016, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)

Net sales	$291,534	$238,831	$570,926	$464,375
Cost of goods sold	255,662	210,200	495,849	405,602
Gross profit	35,872	28,631	75,077	58,773

Selling, general, and administrative expenses	19,319	16,726	38,056	34,034
Operating income	16,553	11,905	37,021	24,739

Net interest and other income	20	21	36	24
Income before income taxes	16,573	11,926	37,057	24,763

Provision for income taxes	5,640	4,087	12,492	8,325
Net income	$10,933	$7,839	$24,565	$16,438
Earnings per common and common equivalent share – basic	$0.53	$0.38	$1.18	$0.79
Weighted average common and common equivalent shares outstanding – basic	20,751	20,694	20,745	20,691
Earnings per common and common equivalent share – diluted	$0.52	$0.38	$1.18	$0.79
Weighted average common and common equivalent shares outstanding – diluted	20,835	20,765	20,834	20,756
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)

Operating Activities:
Net income	$24,565	$16,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,648	8,930
Deferred income taxes	814	605
Excess tax benefits of options exercised	—	(32)
Stock-based compensation attributable to equity awards	719	504
Other	(512)	26
Changes in operating assets and liabilities:
Accounts receivable	(35,698)	7,300
Inventories	(2,184)	(331)
Other assets	(715)	(470)
Trade accounts payable and accrued liabilities	14,508	(13,237)
Current income taxes receivable / payable	(8,444)	4,368
Net cash provided by operating activities	701	24,101

Investing Activities:
Purchases of property, plant and equipment	(11,091)	(21,491)
Proceeds from sale of assets	923	4
Net cash used in investing activities	(10,168)	(21,487)

Financing Activities:
Deferred financing fees	(1)	—
Proceeds from issuance of common stock, net	403	165
Dividends paid	(830)	(828)
Excess tax benefits of options exercised	—	32
Net cash used in financing activities	(428)	(631)

Net increase (decrease) in cash and cash equivalents	(9,895)	1,983
Cash and cash equivalents at beginning of period	95,753	79,152
Cash and cash equivalents at end of period	$85,858	$81,135
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017. The standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the provisions of this ASU and assessing the impact, if any, that it may have on our financial position and results of operations. As part of our assessment work to date, our team has taken training of the new ASU’s five-step revenue recognition model, formed a project assessment and adoption team and completed an initial revenue stream scoping analysis. Under our current accounting policy (as described in Note 1 of our 2016 Form 10-K), we recognize revenue when title and risk of loss pass to the customer and collectability is reasonably assured. We are continuing our assessment of sales and related contract terms and assessing the impact on the consolidated financial statements upon adoption of the new standard. The standard is effective for annual and interim periods beginning January 1, 2018. We currently expect to apply the modified retrospective method of adoption at that time and do not expect the standard to materially impact our financial statements.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2017	December 31, 2016

Raw materials	$24,796	$23,144
Work-in-process	22,006	20,889
Finished goods	85,179	81,764
Total Inventory at FIFO cost	131,981	125,797
Adjust to LIFO cost	(36,523)	(32,523)
Inventory, net	$95,458	$93,274
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the second quarter of 2017, LIFO adjustments were recorded, decreasing cost of sales by $0.4 million, versus LIFO adjustments decreasing cost of sales by $3.1 million in the second quarter of 2016. In the first six months of 2017, LIFO adjustments were recorded, increasing cost of sales by $4.0 million, versus LIFO adjustments decreasing cost of sales by $0.9 million in the first six months of 2016.
During the first six months of 2017 and 2016, the Company liquidated portions of the LIFO inventory layer in the aluminum wire pool established in prior years. These liquidations had an insignificant effect on the net income of the Company.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2017	December 31, 2016

Sales rebates payable	$13,474	$13,590
Property taxes payable	2,005	3,932
Accrued salaries	4,715	6,198
Other accrued liabilities	4,785	4,266
Total accrued liabilities	$24,979	$27,986

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 34.0% in the second quarter of 2017 versus 34.3% in the second quarter of 2016, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s tax rate was approximately 33.7% in 2017 and 33.6% in 2016.The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2017	2016	2017	2016

Numerator:
Net income	$10,933	$7,839	$24,565	$16,438

Denominator:
Denominator for basic earnings per share – weighted average shares	20,751	20,694	20,745	20,691

Effect of dilutive securities:
Employee stock options	84	71	89	65

Denominator for diluted earnings per share – weighted average shares	20,835	20,765	20,834	20,756
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was 129,000 in 2017 and 129,000 in 2016. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was 121,445 in 2017 and 157,850 in 2016. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2017, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2017.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in the six months ended June 30, 2017 or 2016. There were no changes to stockholders’ equity for the six months ended June 30, 2017 and 2016 other than net income, the declaration of dividends, and the issuance of immaterial amounts of shares of common stock.
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

COMEX COPPER CLOSING PRICE 2017

	April 2017	May 2017	June 2017	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
High	$2.68	$2.65	$2.70	$2.70	$2.78
Low	2.53	2.49	2.54	2.49	2.48
Average	2.59	2.55	2.60	2.58	2.61
COMEX COPPER CLOSING PRICE 2016

	April 2016	May 2016	June 2016	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
High	$2.28	$2.26	$2.19	$2.28	$2.29
Low	2.07	2.06	2.03	2.03	1.94
Average	2.18	2.11	2.10	2.13	2.12
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2017 and 2016. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations
Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016
Net sales were $291.5 million in the second quarter of 2017 compared to $238.8 million in the second quarter of 2016. This 22.1% increase in net sales is primarily the result of a 23.5% increase in copper wire sales, driven by a 14.4% increase in the average selling price of copper wire and an 8.0% increase in copper wire unit volume shipped. Additionally, there was an 8.9% increase in aluminum wire sales, driven by a 12.7% increase in aluminum wire unit volume shipped, offset somewhat by a 3.4% decrease in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 19.2% in the second quarter of 2017 compared to the second quarter of 2016, and was the principal driver of the increased average sales price of copper wire. In the second quarter of 2017, aluminum building wire constituted 8.7% of the Company’s net sales dollars compared to 9.8% in the second quarter of 2016.
Cost of goods sold was $255.7 million, or 87.7% of net sales, in the second quarter of 2017, compared to $210.2 million, or 88.0% of net sales, in the second quarter of 2016. Gross profit increased to $35.9 million, or 12.3% of net sales, in the second quarter of 2017 versus $28.6 million, or 12.0% of net sales, in the second quarter of 2016.
The increase in gross profit margin percentage was driven primarily by increased spreads. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 5.5% in the second quarter of 2017 versus the second quarter of 2016. The spread increased as a result of the average sales price per copper pound sold increasing 14.4% while the per pound cost of raw copper increased 19.2%. The aluminum wire spread decreased 14.6% in the same quarterly comparison. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. It appears that the industry consolidation of a copper competitor that took place last year and damaged margins in the second and third quarters of 2016 may be resolving itself. On the aluminum side, however, there are a couple of small competitors importing aluminum wire and selling it at below market prices. We understand that the government is looking into this import activity. We also have a financially stressed competitor who appears to readily follow these low-price competitors. We believe both of these factors have contributed to the unsettled pricing environment and impacted our aluminum spreads negatively.
Total raw materials cost, including the LIFO adjustment, increased to 75.7% of net sales in the second quarter of 2017, from 73.3% of net sales in the second quarter of 2016. Lower overhead costs as a percentage of net sales, offset somewhat by this increase in total raw materials cost as a percentage of net sales, resulted in the increased gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will fluctuate as a percentage of sales when sales dollars vary.

Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2017, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to increases in copper costs, partially offset by price and volume movements of other materials, a LIFO adjustment was recorded, decreasing cost of sales by $0.4 million during the second quarter of 2017. During the second quarter of 2016, a LIFO adjustment was recorded, decreasing cost of sales by $3.1 million.
Selling expenses, consisting of commissions and freight, for the second quarter of 2017 were $14.1 million, or 4.8% of net sales, compared to $12.1 million, or 5.1% of net sales, in the second quarter of 2016. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales decreased to 2.3% of net sales in the second quarter of 2017 from 2.6% of net sales in the second quarter of 2016, primarily due to the increase in top line sales dollars as well as small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the second quarter of 2017 were $5.2 million, or 1.8% of net sales, compared to $4.6 million, or 1.9% of net sales, in the second quarter of 2016. The Company did not record any bad debt expense during the second quarters of 2017 or 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales for the first six months of 2017 were $570.9 million compared to net sales of $464.4 million for the first six months of 2016. This 22.9% increase in net sales is primarily the result of a 24.9% increase in copper wire sales, driven by a 15.6% increase in the average selling price of copper wire, coupled with an 8.1% increase in copper wire unit volume shipped. Additionally, during the first six months of 2017 compared to the first six months of 2016, there was a 5.3% increase in aluminum wire sales, driven by a 10.3% increase in aluminum wire unit volume shipped, somewhat offset by a 4.5% decrease in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 20.8% in the first six months of 2017 compared to the first six months of 2016, and was the principal driver of the increased average sales price of copper wire. In the first six months of 2017, aluminum building wire constituted 8.7% of the Company’s net sales dollars compared to 10.1% in the first six months of 2016.

Cost of goods sold increased to $495.8 million in the first six months of 2017, compared to $405.6 million in the first six months of 2016. Gross profit increased to $75.1 million, or 13.2% of net sales, in the first six months of 2017 versus $58.8 million, or 12.7% of net sales, in the first six months of 2016.

The increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2017 versus the first six months of 2016 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 6.2% in the first six months of 2017 versus the first six months of 2016. The spread increased as a result of the 15.6% increase in the average sales price per copper pound sold while the per pound cost of raw copper increased 20.8%. In nominal dollars, the sales price increased more than the cost of copper. Aluminum wire went in the opposite direction, with the spread decreasing 15.3% in the same year-to-date comparison.

Due primarily to increases in copper costs and a small decrease in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2017, LIFO adjustments were recorded, increasing cost of sales by $4.0 million. During the same period in 2016, LIFO adjustments were recorded, decreasing cost of sales by $0.9 million. During the first six months of both 2017 and 2016, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2017 increased to $27.6 million, or 4.8% of net sales, compared to $23.3 million, or 5.0% of net sales, in the same period of 2016. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $2.6 million in concert with the increased sales dollars. Freight costs for the first six months of 2017 decreased to 2.3% of net sales, versus 2.5% of net sales for the first six months of 2016. General and administrative expenses were $10.5 million, or 1.8% of net sales, in the first half of 2017 compared to $10.7 million, or 2.3% of net sales, in the first half of 2016. The Company did not record any bad debt expense during the first six months of 2017 and 2016.
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
Cash provided in operating activities was $0.7 million in the first six months of 2017 compared to cash provided of $24.1 million in the first six months of 2016. The following changes in components of cash flow from operations were notable. The Company had net income of $24.6 million in the first six months of 2017 compared to net income of $16.4 million in the first six months of 2016. Accounts receivable increased $35.7 million in the first six months of 2017 compared to decreasing $7.3 million in the first six months of 2016, resulting in a source of cash in 2016 and a use of cash in 2017, a net decrease of $43.0 million in cash provided. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first six months of 2017, using cash of $2.2 million versus a use of cash of $0.3 million in the first six months of 2016, resulting in a negative swing in cash flow of $1.9 million. Trade accounts payable and accrued liabilities provided cash of $14.5 million in 2017 versus a $13.2 million use of cash in 2016, resulting in a change in cash flow of $27.7 million. In the first six months of 2017, changes in current and deferred taxes used cash of $7.6 million versus cash provided of $5.0 million in the first six months of 2016. These changes in cash flow were the primary drivers of the $23.4 million decrease in cash provided by operations in the first six months of 2017 compared to the first six months of 2016.
Cash used in investing activities decreased to $10.2 million in the first six months of 2017 from $21.5 million in the first six months of 2016. Cash used in financing activities consisted of $0.8 million of cash dividends paid, partially offset by $0.4 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.4 million of cash used in financing activities for the first six months of 2017 versus $0.6 million used in the first six months of 2016. As of June 30, 2017, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $85.9 million at June 30, 2017 versus $81.1 million at June 30, 2016.
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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 2, 2017	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: August 2, 2017	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.2
Encore Wire Corporation 2010 Stock Option Plan, as amended and restated effective February 20, 2017 (filed as Appendix A to the Company’s Notice and Proxy Statement filed March 27, 2017, and incorporated herein by reference).

10.3	Form of Encore Wire Corporation 2010 Stock Option Plan Stock Award Agreement.
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 2, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 2, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 2, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 2, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document