Form 10-Q
period 2017-09-30
ENCORE WIRE CORP
filed 2017-11-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of November 1, 2017: 20,815,248

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$101,367	$95,753
Accounts receivable, net of allowance of $2,027 and $2,036	222,951	184,876
Inventories	95,419	93,274
Prepaid expenses and other	2,906	2,479
Total current assets	422,643	376,382

Property, plant and equipment - at cost:
Land and land improvements	51,024	50,934
Construction-in-progress	16,122	35,825
Buildings and improvements	141,339	121,432
Machinery and equipment	303,344	289,493
Furniture and fixtures	9,522	9,204
Total property, plant and equipment	521,351	506,888
Accumulated depreciation	(235,822)	(225,499)
Property, plant and equipment - net	285,529	281,389

Other assets	193	193
Total assets	$708,365	$657,964

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$32,158	$18,577
Accrued liabilities	29,525	27,986
Income taxes payable	276	4,319
Total current liabilities	61,959	50,882

Deferred income taxes	33,763	33,973
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,840,203 and 26,762,703	268	268
Additional paid-in capital	57,563	55,311
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	645,868	608,586
Total stockholders’ equity	612,643	573,109
Total liabilities and stockholders’ equity	$708,365	$657,964
Note:    The consolidated balance sheet at December 31, 2016, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)

Net sales	$292,030	$237,168	$862,956	$701,543
Cost of goods sold	252,943	209,350	748,792	614,951
Gross profit	39,087	27,818	114,164	86,592

Selling, general, and administrative expenses	19,142	18,721	57,198	52,756
Operating income	19,945	9,097	56,966	33,836

Net interest and other income	148	9	184	32
Income before income taxes	20,093	9,106	57,150	33,868

Provision for income taxes	6,129	3,107	18,621	11,431
Net income	$13,964	$5,999	$38,529	$22,437
Earnings per common and common equivalent share – basic	$0.67	$0.29	$1.86	$1.08
Weighted average common and common equivalent shares outstanding – basic	20,758	20,704	20,749	20,696
Earnings per common and common equivalent share – diluted	$0.67	$0.29	$1.85	$1.08
Weighted average common and common equivalent shares outstanding – diluted	20,837	20,775	20,835	20,763
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)

Operating Activities:
Net income	$38,529	$22,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,613	13,008
Deferred income taxes	(210)	1,705
Excess tax benefits of options exercised	—	(32)
Stock-based compensation attributable to equity awards	837	647
Other	(401)	1,565
Changes in operating assets and liabilities:
Accounts receivable	(37,844)	2,534
Inventories	(2,145)	839
Other assets	(464)	(424)
Trade accounts payable and accrued liabilities	15,077	(7,946)
Current income taxes receivable / payable	(4,043)	5,230
Net cash provided by operating activities	20,949	39,563

Investing Activities:
Purchases of property, plant and equipment	(16,195)	(38,607)
Proceeds from sale of assets	923	44
Net cash used in investing activities	(15,272)	(38,563)

Financing Activities:
Deferred financing fees	(1)	(150)
Proceeds from issuance of common stock, net	1,184	1,135
Dividends paid	(1,246)	(1,242)
Excess tax benefits of options exercised	—	32
Net cash used in financing activities	(63)	(225)

Net increase in cash and cash equivalents	5,614	775
Cash and cash equivalents at beginning of period	95,753	79,152
Cash and cash equivalents at end of period	$101,367	$79,927
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We are currently evaluating the provisions of this ASU and assessing the impact, if any, that it may have on our financial position and results of operations. As part of our assessment work to date, our team has taken training of the new ASU’s five-step revenue recognition model, formed a project assessment and adoption team and completed a revenue stream scoping analysis. Under our current accounting policy (as described in Note 1 of our 2016 Form 10-K), we recognize revenue when title and risk of loss pass to the customer and collectability is reasonably assured. We are continuing our assessment of sales and related contract terms and assessing the impact on the consolidated financial statements upon adoption of the new standard. The standard is effective for annual and interim periods beginning January 1, 2018. We currently expect to apply the modified retrospective method of adoption at that time and do not expect the standard to materially impact our financial statements.
NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2017	December 31, 2016

Raw materials	$35,210	$23,144
Work-in-process	21,792	20,889
Finished goods	85,920	81,764
Total Inventory at FIFO cost	142,922	125,797
Adjust to LIFO cost	(47,503)	(32,523)
Inventory, net	$95,419	$93,274

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the third quarter of 2017, LIFO adjustments were recorded, increasing cost of sales by $11.0 million, versus LIFO adjustments increasing cost of sales by $2.6 million in the third quarter of 2016. In the first nine months of 2017, LIFO adjustments were recorded, increasing cost of sales by $15.0 million, versus LIFO adjustments increasing cost of sales by $1.7 million in the first nine months of 2016.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2017	December 31, 2016

Sales rebates payable	$15,473	$13,590
Property taxes payable	3,035	3,932
Accrued salaries	6,197	6,198
Other accrued liabilities	4,820	4,266
Total accrued liabilities	$29,525	$27,986

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 30.5% in the third quarter of 2017 versus 34.1% in the third quarter of 2016, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s tax rate was approximately 32.6% in 2017 and 33.8% in 2016. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due to changes in the proportional effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2017	2016	2017	2016

Numerator:
Net income	$13,964	$5,999	$38,529	$22,437

Denominator:
Denominator for basic earnings per share – weighted average shares	20,758	20,704	20,749	20,696

Effect of dilutive securities:
Employee stock options	79	71	86	67

Denominator for diluted earnings per share – weighted average shares	20,837	20,775	20,835	20,763
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 129,000 in both 2017 and 2016. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 123,963 in 2017 and 148,000 in 2016. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2017, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2017.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of September 30, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in the nine months ended September 30, 2017 or 2016. There were no changes to stockholders’ equity for the nine months ended September 30, 2017 and 2016 other than net income, the declaration of dividends, stock compensation, and the issuance of immaterial amounts of shares of common stock.
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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. One reexamination proceeding - a reexamination request by Cerro - remains pending. In that reexamination, the examiner rejected all the claims, and the Patent Trial and Appeal Board affirmed the examiner’s rejection. Southwire appealed the decision to the

Federal Circuit, and on September 8, 2017, the Federal Circuit affirmed the Patent Trial and Appeal Board affirmance of the examiner’s rejection. On October 10, 2017, Southwire filed a Petition for Rehearing en banc (a rehearing by the full court). The Court has not entered an order regarding Southwire’s petition.

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
COMEX COPPER CLOSING PRICE 2017

	July 2017	August 2017	September 2017	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
High	$2.89	$3.08	$3.13	$3.13	$3.13
Low	2.64	2.88	2.90	2.64	2.48
Average	2.73	2.96	2.98	2.89	2.71
COMEX COPPER CLOSING PRICE 2016

	July 2016	August 2016	September 2016	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
High	$2.26	$2.21	$2.20	$2.26	$2.29
Low	2.12	2.07	2.07	2.07	1.94
Average	2.21	2.14	2.14	2.16	2.13
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2017 and 2016. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016
Net sales were $292.0 million in the third quarter of 2017 compared to $237.2 million in the third quarter of 2016. This 23.1% increase in net sales is primarily the result of a 26.6% increase in copper wire sales, driven by a 25.7% increase in the average selling price of copper wire and a 0.7% increase in copper wire unit volume shipped. Additionally, there was a 6.1% decrease in aluminum wire sales, driven by a 6.5% decrease in aluminum wire unit volume shipped, offset somewhat by a 0.4% increase in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 30.1% in the third quarter of 2017 compared to the third quarter of 2016, and was the principal driver of the increased average sales price of copper wire. In the third quarter of 2017, aluminum building wire constituted 8.0% of the Company’s net sales dollars compared to 10.6% in the third quarter of 2016.
Cost of goods sold was $252.9 million, or 86.6% of net sales, in the third quarter of 2017, compared to $209.4 million, or 88.3% of net sales, in the third quarter of 2016. Gross profit increased to $39.1 million, or 13.4% of net sales, in the third quarter of 2017 versus $27.8 million, or 11.7% of net sales, in the third quarter of 2016.
The increase in gross profit margin percentage was driven primarily by increased spreads. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 17.8% in the third quarter of 2017 versus the third quarter of 2016. The spread increased as a result of the average sales price per copper pound sold increasing 25.7% while the per pound cost of raw copper increased 30.1%. The aluminum wire spread decreased 9.3% in the same quarterly comparison. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry, along with the impact from the hurricanes that hit portions of the U.S. in the quarter. We took prices up somewhat above our competitors in mid-August, 2017, in an attempt to lead an industry margin increase. Our volumes decreased slightly as a result, but we held our ground until, coincidentally, Hurricane Harvey hit the Gulf Coast. With the concentration of petrochemical plants in that area, including many plastic plants on which our industry relies, we held prices up to protect the supply of wire for customers who need and appreciate timely delivery. We chose this course in the face of the uncertainty of plastic supplies in September. While this course of action impacted our unit volumes, it culminated in very strong earnings, once again highlighting the fact that our earnings are driven by spreads.
Total raw materials cost, including the LIFO adjustment, increased to 74.8% of net sales in the third quarter of 2017, from 74.0% of net sales in the third quarter of 2016. Lower overhead costs as a percentage of net sales, offset somewhat by this increase in total raw materials cost as a percentage of net sales, resulted in the increased gross profit margin percentage. Overheads contained some fixed and semi-fixed components which will fluctuate as a percentage of sales when sales dollars vary.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2017, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.

Due primarily to increases in copper costs, partially offset by price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $11.0 million during the third quarter of 2017. During the third quarter of 2016, a LIFO adjustment was recorded, increasing cost of sales by $2.6 million.
Selling expenses, consisting of commissions and freight, for the third quarter of 2017 were $13.7 million, or 4.7% of net sales, compared to $12.3 million, or 5.2% of net sales, in the third quarter of 2016. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales decreased to 2.2% of net sales in the third quarter of 2017 from 2.7% of net sales in the third quarter of 2016, primarily due to the increase in top line sales dollars as well as small changes in the mix of products sold, fuel costs and the geographical distribution of product sold. General and administrative expenses for the third quarter of 2017 were $5.4 million, or 1.9% of net sales, compared to $6.4 million, or 2.7% of net sales, in the third quarter of 2016. The Company did not record any bad debt expense during the third quarters of 2017 or 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales for the first nine months of 2017 were $863.0 million compared to net sales of $701.5 million for the first nine months of 2016. This 23.0% increase in net sales is primarily the result of a 25.5% increase in copper wire sales, driven by an 18.8% increase in the average selling price of copper wire, coupled with a 5.6% increase in copper wire unit volume shipped. Additionally, during the first nine months of 2017 compared to the first nine months of 2016, there was a 1.4% increase in aluminum wire sales, driven by a 4.3% increase in aluminum wire unit volume shipped, somewhat offset by a 2.8% decrease in the average selling price of aluminum wire. Unit volume is measured in pounds of copper or aluminum contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 23.8% in the first nine months of 2017 compared to the first nine months of 2016, and was the principal driver of the increased average sales price of copper wire. In the first nine months of 2017, aluminum building wire constituted 8.5% of the Company’s net sales dollars compared to 10.3% in the first nine months of 2016.

Cost of goods sold increased to $748.8 million in the first nine months of 2017, compared to $615.0 million in the first nine months of 2016. Gross profit increased to $114.2 million, or 13.2% of net sales, in the first nine months of 2017 versus $86.6 million, or 12.3% of net sales, in the first nine months of 2016.

The increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first nine months of 2017 versus the first nine months of 2016 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 9.8% in the first nine months of 2017 versus the first nine months of 2016. The spread increased as a result of the 18.8% increase in the average sales price per copper pound sold while the per pound cost of raw copper increased 23.8%. In nominal dollars, the sales price increased more than the cost of copper. Aluminum wire went in the opposite direction, with the spread decreasing 13.1% in the same year-to-date comparison.

Due primarily to increases in copper costs and a small decrease in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first nine months of 2017, LIFO adjustments were recorded, increasing cost of sales by $15.0 million. During the same period in 2016, LIFO adjustments were recorded, increasing cost of sales by $1.7 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first nine months of 2017 increased to $41.3 million, or 4.8% of net sales, compared to $35.7 million, or 5.1% of net sales, in the same period of 2016. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $3.9 million in concert with the increased sales dollars. Freight costs for the first nine months of 2017 decreased to 2.3% of net sales, versus 2.6% of net sales for the first nine months of 2016. General and administrative expenses were $15.9 million, or 1.8% of net sales, in the first nine months of 2017 compared to $17.1 million, or 2.4% of net sales, in the first nine months of 2016. The Company did not record any bad debt expense during the first nine months of 2017 and 2016.
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
Cash provided by operating activities was $20.9 million in the first nine months of 2017 compared to $39.6 million in the first nine months of 2016. The following changes in components of cash flow from operations were notable. The Company had net income of $38.5 million in the first nine months of 2017 compared to net income of $22.4 million in the first nine months of 2016. Accounts receivable increased $37.8 million in the first nine months of 2017 compared to decreasing $2.5 million in the first nine months of 2016, resulting in a source of cash in 2016 and a use of cash in 2017, a net decrease of $40.3 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first nine months of 2017, using cash of $2.1 million versus a source of cash of $0.8 million in the first nine months of 2016, resulting in a negative swing in cash flow of $2.9 million. Trade accounts payable and accrued liabilities provided cash of $15.1 million in 2017 versus a $7.9 million use of cash in 2016, resulting in a change in cash flow of $23.0 million. In the first nine months of 2017, changes in current and deferred taxes used cash of $4.3 million versus provided cash of $6.9 million in the first nine months of 2016. These changes in cash flow were the primary drivers of the $18.6 million decrease in cash provided by operations in the first nine months of 2017 compared to the first nine months of 2016.
Cash used in investing activities decreased to $15.3 million in the first nine months of 2017 from $38.6 million in the first nine months of 2016, due to lower capital expenditures on plant and equipment. Cash used in financing activities consisted of $1.2 million of cash dividends paid, offset by $1.2 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.1 million of cash used in financing activities for the first nine months of 2017 versus $0.2 million used in the first nine months of 2016. As of September 30, 2017, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $101.4 million at September 30, 2017 versus $79.9 million at September 30, 2016.
During the remainder of 2017, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2017 associated with these projects are currently estimated to be between $24 million and $28 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2017.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2017 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2017	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: November 2, 2017	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer