Form 10-K
period 2017-12-31
ENCORE WIRE CORP
filed 2018-02-26
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $754,677,665 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 22, 2018: 20,835,748
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2018 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
Product Innovation: Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in residential non-metallic cable. The colors have improved on-the-job safety, reduced installation times for contractors and enabled building inspectors to rapidly and accurately inspect construction projects. Encore Wire’s patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Additionally, Encore currently has multiple patents and patent-pending innovations that range from process improvements to packaging solutions.
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
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2, XHHW-2, RHH/RHW-2 and other types of wire products, including tray cable, metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the current carrying component of the conductor. The principal bases for differentiation among stock-keeping units (“SKUs”) are product type, conductor type, diameter, insulation, length, color and packaging.
Manufacturing
The efficiency of Encore’s highly automated manufacturing facility is a key element of its low-cost production capability. Encore’s wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process. The manufacturing process for the Company’s various products involves multiple steps, including: casting, drawing, stranding, compounding, insulating, cabling, jacketing and armoring.

Encore manufactures and tests all of its products in accordance with the Underwriters Laboratories (UL) standards, a nationally recognized testing and standards agency. Additionally, UL representatives routinely visit and test products from each area of manufacturing.
Customers
Encore sells its wire to wholesale electrical distributors throughout the United States. Most distributors supply products to electrical contractors. Encore’s customers are numerous and diversified. Encore has two customers, each of whom slightly exceed 10% of the Company's total sales. Encore has no customer, the loss of which would have a material adverse effect on the Company.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery, additional product inventories are maintained at warehouses owned and operated by independent manufacturers’ representatives located strategically across the country. Some of these manufacturers’ representatives, as well as the Company’s other manufacturers’ representatives, maintain offices without warehouses in numerous locations throughout the United States.
Finished goods are typically delivered to warehouses and customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no bad debt charges in 2017, 2016, and 2015. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to the Encore’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2017, Encore had 1,235 employees, 1,028 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 80.6% of the dollar value of all raw materials used by the Company during 2017. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2017, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
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
Competition in the electrical wire and cable industry, although intense, has been primarily from U.S. manufacturers, including foreign-owned facilities located in the United States. The Company has not encountered significant competition from imports of building wire. The Company believes this is primarily because direct labor costs generally account for a relatively small percentage of the cost of goods sold for these products and freight costs are relatively high to bring wire to the United States from overseas.
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
Research and Development Activities
The Company classifies research and development activities as a component of production overhead. Costs attributable to Company-sponsored research and development activities were approximately $1.9 million, $2.0 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates between 2018 and 2023, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
Internet Address/SEC Filings
The Company’s Internet address is https://www.encorewire.com. Under the “Investors” section of our website, the Company provides a link to our electronic Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, director and officer beneficial ownership reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and any amendments to these reports. All such reports are available free of charge and are available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.
The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

Executive officers of the Company
Information regarding Encore’s executive officers including their respective ages as of February 23, 2018, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	54	Chairman of the Board of Directors, President and Chief Executive Officer

Frank J. Bilban	61	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 69.7%, 65.2% and 72.1% of the costs of goods sold by the Company during 2017, 2016 and 2015, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
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
Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, Mr. Daniel L. Jones, Chairman, President and Chief Executive Officer, and Mr. Frank J. Bilban, the Company’s Vice President and Chief Financial Officer (neither of whom are bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Construction began to pick up strongly in 2013 after five to seven years of recession, and continued doing well through 2017. While volumes were not at "boom" levels nationally, there were regional pockets of strength, such as Texas, while other regions of the country had lower levels of activity early in the up cycle, but are now also improving. According to various industry and national economic forecasts, the future is unclear for the next few years. Data on remodeling is not as readily available. However, remodeling activity historically trends up when new construction slows down.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 41% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 35 miles north of Dallas. The Company’s facilities are located on a combined site of approximately 430 acres and consist of buildings containing approximately 2.1 million square feet of floor space. The corporate office, plants and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plant and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
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

	High	Low
2017
First Quarter	$49.75	$40.85
Second Quarter	47.40	40.20
Third Quarter	45.75	37.30
Fourth Quarter	49.45	42.78

2016
First Quarter	$40.13	$32.96
Second Quarter	41.46	35.40
Third Quarter	43.78	34.03
Fourth Quarter	46.40	33.70
As of February 22, 2018, there were 30 holders of record of the Company’s common stock.
The Company paid its first cash dividend in January 2007 and has continued paying quarterly dividends of two cents per share through 2017. Aside from periodic dividends, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2017 or 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases in 2015. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	339,900	$36.55	592,300

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, and the Company’s self-determined peer group for the five years ended December 31, 2017

		As of December 31,
Symbol	Total Return For:	2012	2013	2014	2015	2016	2017
«	Encore Wire Corporation	100.00	179.30	123.72	123.12	144.22	162.14
■	Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
▲	Peer Group	100.00	132.04	123.09	81.78	126.83	147.70

Notes

(1)	Data presented in the performance graph is complete through December 31, 2017.

(2)	The Peer Group is self-determined and consists of the following companies: General Cable Corporation and Belden, Inc.

(3)	The peer group index uses only such peer group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.

(4)	Each data line represents quarterly index levels derived from compounded daily returns that include all dividends.

(5)	The index level for all data lines was set to $100.00 on December 31, 2012.

Item 6. Selected Consolidated Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$1,164,248	$940,790	$1,017,622	$1,166,979	$1,158,252
Cost of goods sold	1,008,073	820,673	880,900	1,042,002	1,023,180
Gross profit	156,175	120,117	136,722	124,977	135,072
Selling, general and administrative expenses	76,726	69,351	64,493	68,876	64,453
Operating income	79,449	50,766	72,229	56,101	70,619
Net interest and other income	427	48	155	56	64
Income before income taxes	79,876	50,814	72,384	56,157	70,683
Provision for income taxes	12,859	16,975	24,779	19,034	23,773
Net income	$67,017	$33,839	$47,605	$37,123	$46,910
Earnings per common and common equivalent shares – basic	$3.23	$1.63	$2.30	$1.79	$2.27
Weighted average common and common equivalent shares – basic	20,767	20,704	20,713	20,714	20,676
Earnings per common and common equivalent shares – diluted	$3.21	$1.63	$2.29	$1.78	$2.26
Weighted average common and common equivalent shares – diluted	20,847	20,773	20,787	20,821	20,764
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Working capital	$375,353	$325,500	$315,913	$284,671	$277,392
Total assets	733,975	657,964	628,116	572,751	525,826
Long-term debt	—	—	—	—	—
Stockholders’ equity	641,345	573,109	538,639	493,187	456,581

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
The construction and remodeling industries drive demand for building wire. In 2015, unit sales were down 1.5% in copper wire versus 2014. It should be noted, however, that 2015 had a slow start, due in part to rough winter and spring weather. Unit sales volumes were down 9.4% for copper through the first five months of 2015 versus the first five months of 2014. However, unit sales volumes were up 4.4% for copper in the last seven months of 2015 versus the same period in 2014. In 2016, unit sales were up 2.4% in copper wire versus 2015. In 2017, unit sales increased 5.6% in copper wire versus 2016.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.7%, 65.2% and 72.1% of the Company’s cost of goods sold during 2017, 2016 and 2015, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Historically, the cost of aluminum has been much lower and less volatile than copper. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2017

	October 2017	November 2017	December 2017	Quarter Ended Dec. 31, 2017	Year Ended Dec. 31, 2017
High	$3.22	$3.17	$3.29	$3.29	$3.29
Low	2.94	3.04	2.92	2.92	2.48
Average	3.10	3.09	3.10	3.10	2.81
COMEX COPPER CLOSING PRICE 2016

	October 2016	November 2016	December 2016	Quarter Ended Dec. 31, 2016	Year Ended Dec. 31, 2016
High	$2.20	$2.67	$2.69	$2.69	$2.69
Low	2.08	2.22	2.47	2.08	1.94
Average	2.14	2.47	2.57	2.39	2.20
COMEX COPPER CLOSING PRICE 2015

	October 2015	November 2015	December 2015	Quarter Ended Dec. 31, 2015	Year Ended Dec. 31, 2015
High	$2.43	$2.33	$2.14	$2.43	$2.95
Low	2.31	2.02	2.03	2.02	2.02
Average	2.37	2.16	2.08	2.20	2.51
Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	60.3%	56.9%	62.4%
Other raw materials	12.9%	15.0%	14.9%
Depreciation	1.2%	1.5%	1.4%
Labor and overhead	10.5%	12.6%	11.0%
LIFO adjustment	1.7%	1.2%	(3.1)%
	86.6%	87.2%	86.6%

Gross profit	13.4%	12.8%	13.4%
Selling, general and administrative expenses	6.6%	7.4%	6.3%
Operating income	6.8%	5.4%	7.1%
Net interest and other income	0.1%	—%	—%

Income before income taxes	6.9%	5.4%	7.1%
Provision for income taxes	1.1%	1.8%	2.4%

Net income	5.8%	3.6%	4.7%

The following discussion and analysis relates to factors that have affected the operating results of the Company for the years ended December 31, 2017, 2016 and 2015. Reference should also be made to the Consolidated Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.164 billion in 2017 compared to $940.8 million in 2016 and $1.018 billion in 2015. The 23.8% increase in net sales dollars in 2017 versus 2016 is primarily the result of a 26.6% increase in copper wire sales. Sales dollars were driven higher primarily by a 19.8% increase in average selling price of copper wire, coupled with a 5.6% increase in copper wire pounds shipped. Average selling prices for wire sold were primarily driven higher by rising copper commodity prices.
In the fourth quarter of 2017, net sales dollars increased 25.9% versus the fourth quarter of 2016. The increase in net sales was due to a 29.9% increase in copper net sales, driven by an increase in unit sales volume of copper of 5.8%, and an average selling price increase of 22.8% in copper wire in the fourth quarter of 2017 versus the fourth quarter of 2016.
On a sequential quarter comparison, net sales dollars in the fourth quarter of 2017 increased 3.2% versus the third quarter of 2017, due primarily to a 5.7% increase in average copper wire selling prices, offset somewhat by a 1.7% decrease in copper wire unit sales. Average selling prices were driven higher by a 7.2% increase in the cost of copper purchased. Margins in the fourth quarter of 2017 were up versus those of the third quarter of 2017, producing $28.5 million of net income in the fourth quarter of 2017 versus $14.0 million in the third quarter of 2017.
Comparing the full year of 2017 to 2016, the increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2017 versus 2016, due primarily to improved industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The increased margins were due primarily to the competitive pricing environment in the industry. We believe that a strong construction environment in the United States coupled with a fairly steady rise in copper prices during the year helped the building wire industry increase margin through price increases during 2017. As the number two player in the industry, the Company tried to lead or quickly follow prices up. However, we believe a different, financially stressed competitor was acting erratically in the aluminum wire market, impacting aluminum spreads negatively in 2017, although aluminum is an insignificant piece of the Company's sales. This competitor appeared to readily follow pricing downward from some imported aluminum wire. The building wire industry has filed anti-dumping complaints with the United States Department of Commerce regarding these imports. The response from the United States Department of Commerce is pending. The copper spread increased 9.9% in 2017 versus 2016. The spread increased as a result of the 19.8% increase in the average sales price per copper pound sold while the per pound cost of raw copper increased 25.4%. In nominal dollars, the sales price increased more than the cost of copper. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Comparing the full year of 2016 to 2015, the decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2016 versus 2015, due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The margin declines were due primarily to the competitive pricing environment in the industry. There were two notable competitive factors at work in the market in 2016. First, our largest competitor announced the purchase of a smaller competitor during the third quarter. While these industry consolidations generally lead to better industry margin discipline in the long term, they can lead to erratic pricing in the short term. Historically, the acquired companies appear to “window dress” themselves by pumping up sales figures pre-sale with low prices while dropping unit cost figures with high production volumes and then dumping excess inventory in the market post-sale. We believe this factor impacted our spread negatively in 2016. The copper spread decreased 4.1% in 2016 versus 2015. The spread contracted as a result of the 10.1% decline in the average sales price per copper pound sold while the per pound cost of raw copper decreased 13.2%. In nominal dollars, the sales price declined more than the cost of copper. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Cost of goods sold was $1.008 billion in 2017, compared to $820.7 million in 2016 and $880.9 million in 2015. The copper costs included in cost of goods sold were $702.6 million in 2017 compared to $535.4 million in 2016 and $635.2 million in 2015. Copper costs as a percentage of net sales were 60.3% in 2017 compared to 56.9% in 2016 and 62.4% in 2015. The increase from 2016 to 2017 of copper costs as a percentage of net sales was due to copper costs increasing significantly. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of copper wire. Accordingly, the increase in copper prices in 2017 caused most of the other costs to decrease in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales dropped from 14.9% in 2015 and 15.0% in 2016 to 12.9% in 2017. Material cost percentages in 2017 were increased by a 1.7% LIFO debit (expense), and also increased in 2016 by a 1.2% LIFO debit (expense), and decreased in 2015 by a 3.1% LIFO credit (income). Adding the LIFO adjustment to the cost of copper and other materials, the total materials cost in 2017 was 74.9% of net sales versus 73.1% in 2016 and 74.2% in 2015.

Depreciation, labor and overhead costs as a percentage of net sales were 11.7% in 2017 compared to 14.1% in 2016 and 12.3% in 2015. The percentage decrease of depreciation, labor and overhead costs in 2017 versus 2016 was due primarily to the increase in copper driven sales dollars providing a larger denominator by which these costs are divided. In 2016 versus 2015 the increase was due primarily to the decrease in copper driven sales dollars providing a smaller denominator by which these costs are divided. These trends in percentages are also somewhat due to the fact that depreciation, labor and overhead costs have fixed or semi-fixed components and do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2017	2016	2015
Raw materials	$32,928	$23,144	$26,245
Work-in-process	22,753	20,889	20,155
Finished goods	88,497	81,764	70,348
Total	144,178	125,797	116,748
Adjust to LIFO cost	(51,813)	(32,523)	(21,494)
Inventory	$92,365	$93,274	$95,254
In 2017, copper steadily rose during the year, while exhibiting some volatility as shown in the COMEX copper closing price tables above. Following the global collapse of many commodities that began in 2015, copper prices rebounded in 2017, finishing significantly higher than at the end of 2016. The quantity of total copper inventory on hand decreased nominally in 2017, compared to 2016. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2017 year-end inventory value of all inventories using the LIFO method being $51.8 million less than the FIFO value, and the 2017 year-end LIFO reserve balance being $19.3 million higher than at the end of 2016. This resulted in a LIFO adjustment increasing cost of sales by $19.3 million in 2017.
In 2016, copper traded in a range lower than 2015, while exhibiting some volatility as shown in the COMEX copper closing price tables above. Following the global collapse of many commodities that began in 2015, copper prices continued to drop in 2016, but then rallied in the fourth quarter and finished higher than at the end of 2015. The quantity of total copper inventory on hand increased nominally in 2016, compared to 2015. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2016 year-end inventory value of all inventories using the LIFO method being $32.5 million less than the FIFO value, and the 2016 year-end LIFO reserve balance being $11.0 million higher than at the end of 2015. This resulted in a LIFO adjustment increasing cost of sales by $11.0 million in 2016.
Based on the current copper and other raw material prices, there is no LCM adjustment necessary in the periods presented above. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Gross profit was $156.2 million, or 13.4% of net sales, in 2017 compared to $120.1 million, or 12.8% of net sales, in 2016 and $136.7 million, or 13.4% of net sales, in 2015. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $55.0 million in 2017, $47.7 million in 2016 and $47.2 million in 2015. As a percentage of net sales, selling expenses were 4.7% in 2017 versus 5.1% in 2016 and 4.6% in 2015. General and administrative expenses, as a percentage of net sales, were 1.9% in 2017 versus 2.3% in 2016 and 1.7% in 2015. Percentages to sales of these costs decreased slightly as the metal driven sales dollars increased. Accounts receivable write-offs were $8,000 in 2017, $29,000 in 2016 and zero in 2015. The Company did not increase the bad debt reserve in 2017, 2016 and 2015.
Net interest and other income was $0.4 million in 2017, $0.1 million in 2016 and $0.2 million in 2015.
The Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017, including a provisional tax benefit for the impact of the 2017 Tax Act of approximately $13.5 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform, including the related effect on our state income tax returns, completion of our 2017 tax return filings and the potential for additional guidance from the SEC or the FASB related to tax reform. We may make adjustments to the provisional amounts as a result of this additional information and those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
Our effective tax rate was 16.1% in 2017, 33.4% in 2016 and 34.2% in 2015. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to changes in tax laws and the effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction. The provisional favorable impact of the 2017 Tax Act reduced the 2017 effective tax rate by 16.9%. The domestic production activity deduction reduced the effective tax rate by approximately 3.1% in 2017, 3.4% in 2016 and 1.2% in 2015. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
As a result of the foregoing factors, the Company’s net income was $67.0 million in 2017, $33.8 million in 2016 and $47.6 million in 2015.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$48,013	$58,560	$70,768
Net cash used in investing activities	(20,690)	(41,582)	(43,469)
Net cash provided by (used in) financing activities	286	(377)	(2,811)
Net increase in cash and cash equivalents	$27,609	$16,601	$24,488
Annual dividends paid	$1,661	$1,656	$1,657
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
At December 31, 2017 and 2016, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2017, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2017.
The Company paid interest totaling $0.2 million, $0.2 million and $0.3 million in 2017, 2016 and 2015, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2017 and 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases that year. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Net cash provided by operations was $48.0 million in 2017 compared to $58.6 million in 2016 and $70.8 million in 2015. The decrease in cash provided by operations of $10.6 million in 2017 versus 2016 was due to several factors. The Company had increased net income of $67.0 million in 2017 versus $33.8 million of net income in 2016. Accounts receivable increased in 2017, resulting in cash used of $44.0 million versus cash provided of $1.2 million in 2016, resulting in a reduction in operating cash flow of $45.2 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $17.0 million of cash used in 2017 versus cash provided of $10.5 million in 2016, a negative swing of $27.5 million in 2017 versus 2016. This negative impact of current and deferred taxes in 2017 is a result of the 2017 federal tax rate reduction and offsets the tax benefit included in the $67.0 million of net income. Changes in inventory resulted in cash provided of $0.9 million in 2017 versus cash provided of $2.0 million in 2016, a $1.1 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $25.0 million in 2017 versus cash used of $7.8 million in 2016, a positive swing of $32.8 million. These changes in cash flow were the primary drivers of the $10.6 million decrease in net cash flow provided by operations in 2017 versus 2016.
Net cash provided by operations was $58.6 million in 2016 compared to $70.8 million in 2015. The decrease in cash provided by operations of $12.2 million in 2016 versus 2015 was due to several factors. The Company had decreased net income of $33.8 million in 2016 versus $47.6 million of net income in 2015. Accounts receivable decreased slightly in 2016, resulting in cash provided of $1.2 million versus cash provided of $20.8 million in 2015, resulting in a reduction in operating cash flow of $19.6 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $10.5 million of cash provided in 2016 versus cash provided of $11.0 million in 2015, a negative swing of $0.5 million in 2016 versus 2015. Changes in inventory resulted in cash provided of $2.0 million in 2016 versus cash used of $17.0 million in 2015, a $19.0 million increase in cash used. Changes in trade accounts payable and accrued liabilities resulted in cash used of $8.6 million in 2016 versus cash provided of $5.9 million in 2015, a negative swing of $2.7 million, which was offset by the $2.4 million positive swing in the other assets and liabilities in 2016 versus 2015. These changes in cash flow were the primary drivers of the $12.2 million decrease in net cash flow provided by operations in 2016 versus 2015.
Net cash used in investing activities was $20.7 million in 2017 versus $41.6 million in 2016 and $43.5 million in 2015. In 2017 and 2016, capital expenditures were used primarily for the expansion of an existing wire plant and the purchase and installation of machinery and equipment throughout the Company. In 2015, capital expenditures were used primarily for the purchase and installation of machinery and equipment in the aluminum wire plant expansion project.
The net cash provided by financing activities of $0.3 million in 2017 consisted primarily of dividend payments of $1.7 million offset by $1.9 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used in financing activities of $0.4 million in 2016 consisted primarily of $1.7 million in dividend payments offset by $1.4 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used of $2.8 million in 2015 consisted primarily of $2.9 million used to repurchase 92,804 shares of the Company's common stock in the third quarter, along with $1.7 million in dividend payments partially offset by $1.7 million proceeds from issuance of Company stock related to employees exercising stock options.

During 2018, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2017.

	Payments Due By Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations	$79,587	$79,587	—	—	—

Note:
Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $10.8 million of capital equipment and construction purchase orders open as of December 31, 2017.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2017, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP other than Securities and Exchange Commission ("SEC") issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those ASUs that are relevant to the Company.

Effective January 1, 2017, we adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. We have elected to apply the guidance for classification of excess tax benefits in the statement of cash flows prospectively and accordingly, no adjustments were required to prior period amounts as a result of our adoption of ASU No. 2016-09. The adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or statement of cash flows.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the 2017 Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, management considers the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined the adoption of ASU No. 2014-09 will not have a material impact on our results of operations, cash flows or financial position. Based on our evaluation process and review of our contracts with customers, the majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods and the timing and amount of revenue recognized based on ASU No. 2014-09 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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
Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:

•	fluctuations in the global and national economy

•	fluctuations in the level of activity in the construction industry, including remodeling

•	demand for the Company’s products

•	the impact of price competition on the Company’s margins

•	fluctuations in the price of copper and other key raw materials

•	the loss of key manufacturers’ representatives who sell the Company’s product line

•	fluctuations in utility costs, especially electricity and natural gas

•	fluctuations in insurance costs and the availability of coverage of various types

•	weather related disasters at the Company’s and/or key vendor’s operating facilities

•	stock price fluctuations due to “stock market expectations” and other external variables

•	unforeseen future legal issues and/or government regulatory changes

•	changes in tax laws

•	patent and intellectual property disputes, and

•	fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.
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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2017, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2021, with interest payments due quarterly. At December 31, 2017, the balance outstanding under the Credit Agreement was zero.
There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2017 would increase the Company’s interest expense by $1.0 million.
For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and the notes thereto appear on the following pages.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Encore Wire Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Wire Corporation at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.
Dallas, Texas
February 23, 2018

Encore Wire Corporation
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(In thousands, except share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$123,362	$95,753
Accounts receivable, net of allowance of $2,028 and $2,036	228,885	184,876
Inventories	92,365	93,274
Prepaid expenses and other	2,372	2,479
Total current assets	446,984	376,382

Property, plant and equipment – at cost:
Land and land improvements	51,024	50,934
Construction-in-progress	13,782	35,825
Buildings and improvements	150,603	121,432
Machinery and equipment	300,250	289,493
Furniture and fixtures	9,602	9,204
Total property, plant and equipment	525,261	506,888

Accumulated depreciation	(238,463)	(225,499)
Property, plant and equipment – net	286,798	281,389

Other assets	193	193
Total assets	$733,975	$657,964

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$36,330	$18,577
Accrued liabilities	35,005	27,986
Income taxes payable	296	4,319
Total current liabilities	71,631	50,882

Deferred income taxes	20,999	33,973

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,859,203 and 26,762,703	269	268
Additional paid-in capital	58,192	55,311
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	673,940	608,586
Total stockholders’ equity	641,345	573,109
Total liabilities and stockholders’ equity	$733,975	$657,964
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
Net sales	$1,164,248	$940,790	$1,017,622
Cost of goods sold	1,008,073	820,673	880,900
Gross profit	156,175	120,117	136,722

Selling, general and administrative expenses	76,726	69,351	64,493
Operating income	79,449	50,766	72,229

Net interest and other income	427	48	155
Income before income taxes	79,876	50,814	72,384

Provision for income taxes	12,859	16,975	24,779
Net income	$67,017	$33,839	$47,605
Earnings per common and common equivalent share – basic	$3.23	$1.63	$2.30
Weighted average common and common equivalent shares outstanding – basic	20,767	20,704	20,713
Earnings per common and common equivalent share – diluted	$3.21	$1.63	$2.29
Weighted average common and common equivalent shares outstanding – diluted	20,847	20,773	20,787
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance at January 1, 2015	26,657	$267	$50,598	$(88,134)	$530,456	$493,187
Net income	—	—	—	—	47,605	47,605
Exercise of stock options	58	—	1,728	—	—	1,728
Tax benefit on exercise of stock options	—	—	40	—	—	40
Stock-based compensation	—	—	658	—	—	658
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Purchase of treasury stock	—	—	—	(2,922)	—	(2,922)
Balance at December 31, 2015	26,715	267	53,024	(91,056)	576,404	538,639
Net income	—	—	—	—	33,839	33,839
Exercise of stock options	48	1	1,436	—	—	1,437
Tax benefit on exercise of stock options	—	—	60	—	—	60
Stock-based compensation	—	—	791	—	—	791
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Balance at December 31, 2016	26,763	268	55,311	(91,056)	608,586	573,109
Net income	—	—	—	—	67,017	67,017
Exercise of stock options	91	1	1,926	—	—	1,927
Stock-based compensation	5	—	955	—	—	955
Dividend declared—$0.08 per share	—	—	—	—	(1,663)	(1,663)
Balance at December 31, 2017	26,859	$269	$58,192	$(91,056)	$673,940	$641,345
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Operating Activities
Net income	$67,017	$33,839	$47,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,684	16,811	16,063
Deferred income taxes	(12,974)	(1,262)	16,315
Excess tax benefits of options exercised	—	(60)	(40)
Stock-based compensation attributable to equity awards	955	791	658
Other	(587)	1,294	(190)
Changes in operating assets and liabilities:
Accounts receivable	(44,030)	1,210	20,843
Inventories	909	1,980	(17,003)
Trade accounts payable and accrued liabilities	25,004	(7,778)	(5,715)
Other assets and liabilities	58	12	(2,415)
Income taxes payable	(4,023)	11,723	(5,353)
Net cash provided by operating activities	48,013	58,560	70,768

Investing Activities
Purchases of property, plant and equipment	(21,754)	(45,374)	(43,711)
Proceeds from sale of assets	1,064	3,792	242
Net cash used in investing activities	(20,690)	(41,582)	(43,469)

Financing Activities
Deferred financing fees	(1)	(197)	—
Purchase of treasury stock	—	—	(2,922)
Proceeds from issuance of common stock, net	1,948	1,416	1,728
Dividends paid	(1,661)	(1,656)	(1,657)
Excess tax benefits of options exercised	—	60	40
Net cash provided by (used in) financing activities	286	(377)	(2,811)

Net increase in cash and cash equivalents	27,609	16,601	24,488
Cash and cash equivalents at beginning of year	95,753	79,152	54,664
Cash and cash equivalents at end of year	$123,362	$95,753	$79,152
See accompanying notes.

Encore Wire Corporation
Notes to Consolidated Financial Statements
December 31, 2017
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
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 69.7%, 65.2% and 72.1% of the cost of goods sold during 2017, 2016 and 2015, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $26.2 million, $24.1 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
At December 31, 2017 and 2016, the carrying value of cash and cash equivalents excluding certificates of deposit approximated fair value, a Level 1 measurement. At December 31, 2017, the carrying value of the Company’s certificates of deposit totaling $30.2 million approximated fair value, a Level 2 measurement. At December 31, 2016, the Company had no certificates of deposit.
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

Allowance for Losses Progression (In Thousands)	2017	2016	2015
Beginning balance January 1	$2,036	$2,065	$2,065
(Write offs) of bad debts, net of collections of previous write offs	(8)	(29)	—
Ending balance at December 31	$2,028	$2,036	$2,065
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2017, the Company’s cash equivalents consisted of investments in money market accounts and certificates of deposit with the Company’s banks. At December 31, 2016, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
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
Stock-Based Compensation
Compensation cost for all equity-based compensation expected to vest is measured at fair value on the date of grant and recognized over the related service period. The fair value of stock awards is determined based on the number of shares granted and the quoted price of Encore’s common stock, and the fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes model. Such value is recognized as expense over the service period, net of estimated forfeitures, on a straight-line basis. To the extent actual forfeitures or updated estimates of forfeitures differ from management’s current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.
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
Recent Accounting Pronouncements
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. The Company elected to apply the guidance for classification of excess tax benefits in the statement of cash flows prospectively and accordingly, no adjustments were required to prior period amounts as a result of its adoption of ASU No. 2016-09. The adoption of this new standard did not have a material impact on the Company's consolidated financial position, results of operations or statement of cash flows.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the 2017 Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next twelve months, management considers the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and the ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Management has completed the process of evaluating the effect of the adoption and determined the adoption of ASU No. 2014-09 will not have a material impact on the Company’s results of operations cash flows, or financial position. Based on management’s evaluation process and review of Encore’s contracts with customers, the majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods and the timing and amount of revenue recognized based on ASU No. 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand its consolidated financial statement disclosures in order to comply with the ASU.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2017	2016
Raw materials	$32,928	$23,144
Work-in-process	22,753	20,889
Finished goods	88,497	81,764
Total	144,178	125,797
Adjust to LIFO cost	(51,813)	(32,523)
Inventory	$92,365	$93,274
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2017	2016
Sales volume discounts payable	$17,386	$13,590
Property taxes payable	3,802	3,932
Accrued salaries	8,318	6,198
Other accrued liabilities	5,499	4,266
Total accrued liabilities	$35,005	$27,986
4. Debt
At December 31, 2017 and 2016, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at the Company's request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2017, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2017.
The Company paid interest totaling $0.2 million, $0.2 million and $0.3 million in 2017, 2016 and 2015, respectively, none of which was capitalized.
5. Income Taxes
The Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, management has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in the Company’s financial statements as of December 31, 2017, including a provisional tax benefit for the impact of the 2017 Tax Act of approximately $13.5 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. Additional information that may affect the Company’s provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform, including the related effect on the Company’s state income tax returns, completion of the Company’s 2017 tax return filings and the potential for additional guidance from the SEC or the FASB related to tax reform. Management may make adjustments to the provisional amounts as a result this additional information and those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2017	2016	2015
Current:
Federal	$24,421	$17,139	$7,918
State	1,411	1,098	546
Deferred:
Federal	(13,289)	(905)	16,486
State	316	(357)	(171)
Total Income Tax Expense	$12,859	$16,975	$24,779
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2017	2016	2015
Amount computed using the statutory rate	$27,956	$17,769	$25,334
State income taxes, net of federal tax benefit	1,166	482	244
Qualified domestic production activity deduction	(2,464)	(1,712)	(859)
Effect of 2018 deferred rate change	(13,463)	—	—
Other	(336)	436	60
Total Income Tax Expense	$12,859	$16,975	$24,779
The domestic production activity deduction reduced the Company’s effective tax rate 3.1%, 3.4% and 1.2% in 2017, 2016 and 2015, respectively. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31, 2017 and 2016 is as follows:

In Thousands	2017	2016
Depreciation	$(22,121)	$(30,845)
Inventory	(486)	(5,807)
Allowance for doubtful accounts	457	738
Uniform capitalization rules	610	932
Other	541	1,009
Deferred income tax liability	$(20,999)	$(33,973)
The Company made income tax payments of $30.0 million in 2017, $6.7 million in 2016 and $14.0 million in 2015.
The Company was audited by the IRS for the year 2015. The audit concluded with no adjustments. The Company’s federal income tax returns for the years subsequent to December 31, 2015 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company has no reserves for uncertain tax positions as of December 31, 2017 and 2016. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2017	2016	2015
Stock options	$738	$791	$658
Stock appreciation rights (“SARs”)	1,543	805	144
Stock grants	217	—	—
Total stock-based compensation expense	$2,498	$1,596	$802

Tax benefit on exercise of stock options	$—	$60	$40
Stock Options:
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. Similar to the 1999 Stock Option Plan, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2017, 2016 and 2015 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. New shares are issued upon the exercise of options. As of December 31, 2017, 592,300 options were available to be granted in the future under the 2010 Stock Option Plan.
The following presents a summary of stock option activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2017	351,400	$31.28
Granted	80,000	41.95
Exercised	(91,500)	21.06
Outstanding at December 31, 2017	339,900	$36.55	6.8 years	$4,258
Vested and exercisable at December 31, 2017	146,899	$33.36	5.0 years	$2,334
The fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.84%	1.46%	1.22%
Expected dividend yield	0.19%	0.23%	0.25%
Expected volatility	30.80%	32.92%	31.90%
Expected lives	5.0 years	5.0 years	5.0 years
The Company bases expected volatilities on historical volatilities of Encore's common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. The expected dividend yield is based on the annualized dividend payment paid on common shares.
During the years ended December 31, 2017, 2016 and 2015, the weighted average grant date fair value of options granted was $12.46, $10.64 and $9.25, respectively, and the total intrinsic value of options exercised was $2.2 million, $0.5 million and $0.7 million, respectively. As of December 31, 2017, total unrecognized compensation cost related to non-vested stock options of $1.2 million was expected to be recognized over a weighted average period of 2.7 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balance was $2.5 million and $1.2 million at December 31, 2017 and 2016, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2017, a total of 366,900 SARs was outstanding under the 2014 SARs Plan.
The following presents a summary of SARs activity for the year ended December 31, 2017:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2017	226,500	$37.97
Granted	174,500	41.95
Exercised	(21,300)	38.49
Forfeited/Canceled	(12,800)	41.36
Outstanding at December 31, 2017	366,900	$39.73	8.2 years	$3,274
Vested and exercisable at December 31, 2017	67,200	$39.87	7.0 years	$590
The fair value of SARs granted during the years ended December 31, 2017, 2016 and 2015, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.01%	1.53%	1.39%
Expected dividend yield	0.16%	0.18%	0.22%
Expected volatility	31.90%	33.25%	30.30%
Expected lives	3.2 years	3.4 years	3.2 years
The Company bases expected volatilities on historical volatilities of Encore's common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and management’s consideration of historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. The expected dividend yield is based on the annualized dividend payment paid on common shares.
During the years ended December 31, 2017, 2016 and 2015, the weighted average grant date fair value of SARs granted was $16.09, $13.36 and $7.33, respectively, and the total intrinsic value of SARs exercised was $0.3 million in 2017 and negligible in 2016. No SARs were exercised in 2015. As of December 31, 2017, total unrecognized compensation cost related to non-vested SARs of $3.5 million was expected to be recognized over a weighted average period of 3.2 years.
Stock Grants:
In May 2017, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $43.40 per share.

7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2017	2016	2015
Numerator:
Net income	$67,017	$33,839	$47,605

Denominator:
Denominator for basic earnings per share – weighted average shares	20,767	20,704	20,713

Effect of dilutive securities:
Employee stock options	80	69	74

Denominator for diluted earnings per share – weighted average shares	20,847	20,773	20,787
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2017	2016	2015
Weighted average anti-dilutive stock options	125	143	96

Weighted average exercise price per share	$45.74	$40.39	$43.43
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2017, 1,132,946 shares remained authorized for repurchase through March 31, 2018. The Company did not repurchase any shares of its stock in 2017 and 2016. The Company repurchased 92,804 shares of its stock in the third quarter of 2015, its only purchases in 2015. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. One reexamination proceeding - a reexamination request by Cerro - remains pending. In that reexamination, the examiner rejected all the claims, and the Patent Trial and Appeal Board affirmed the examiner's rejection. Southwire appealed the decision to the Federal Circuit, and on September 8, 2017, the Federal Circuit affirmed the Patent Trial and Appeal Board affirmance of the examiner’s rejection. On October 10, 2017, Southwire filed a Petition for Rehearing en banc (a rehearing by the full court). The Court denied such Petition for Rehearing en banc. The deadline for Southwire to appeal to the United States Supreme Court is March 6, 2018.

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
10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $1.9 million, $1.9 million and $1.5 million in 2017, 2016 and 2015, respectively.
11. Related Party Transactions
Prior to 2017, the Company purchased certain finished goods inventory components from a company that was partially owned by a family member of an individual serving on the Board of Directors. The purchases totaled approximately $10.3 million and $13.4 million in 2016 and 2015. This supplier was sold during 2016 to an unrelated company. Therefore, this related party relationship ended in mid-2016.
The Company obtains quotes and purchases items from other vendors at prices that confirm that the Company obtains prices that are no less favorable than prices available from non-affiliated parties. Related party transactions are approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Net sales	$279,392	$291,534	$292,030	$301,292
Gross profit	39,205	35,872	39,087	42,011
Net income	13,632	10,933	13,964	28,488
Earnings per common share – basic	0.66	0.53	0.67	1.37
Earnings per common share – diluted	0.65	0.52	0.67	1.36

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Net sales	$225,544	$238,831	$237,168	$239,247
Gross profit	30,143	28,631	27,818	33,525
Net income	8,599	7,839	5,999	11,402
Earnings per common share – basic	0.42	0.38	0.29	0.55
Earnings per common share – diluted	0.41	0.38	0.29	0.55

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2017. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation

Opinion on Internal Control over Financial Reporting
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Encore Wire Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Dallas, Texas
February 23, 2018

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2018 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2018, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2018 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2018 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2018, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

(3)	The exhibits required by Item 601 of Regulation S-K are set forth below:

Exhibit Number	Description

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

10.2*
2010 Stock Option Plan as amended and restated effective February 20, 2017 (filed as Annex A to the Company’s Notice and Proxy Statement filed with on March 27, 2017 and incorporated herein by reference).

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

10.7*
Form of Encore Wire 2010 Stock Option Plan Stock Award Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC om August 2, 2017 and incorporated herein by reference).

10.8
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

10.11
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

10.12*
Encore Wire Corporation 2014 Stock Appreciation Rights Plan (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 23, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 23, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 23, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 23, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 23, 2018	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
Daniel L. Jones

/s/ FRANK J. BILBAN	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Frank J. Bilban

/s/ DONALD E. COURTNEY	Director	February 23, 2018
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 23, 2018
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 23, 2018
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 23, 2018
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 23, 2018
John H. Wilson