Form 10-Q
period 2018-03-31
ENCORE WIRE CORP
filed 2018-05-03
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of May 2, 2018: 20,844,148

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$107,827	$123,362
Accounts receivable, net of allowance of $2,028 and $2,028	248,466	228,885
Inventories	94,498	92,365
Prepaid expenses and other	1,751	2,372
Total current assets	452,542	446,984

Property, plant and equipment - at cost:
Land and land improvements	51,075	51,024
Construction-in-progress	19,522	13,782
Buildings and improvements	150,603	150,603
Machinery and equipment	301,743	300,250
Furniture and fixtures	9,608	9,602
Total property, plant and equipment	532,551	525,261
Accumulated depreciation	(242,439)	(238,463)
Property, plant and equipment - net	290,112	286,798

Other assets	193	193
Total assets	$742,847	$733,975

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$41,097	$36,330
Accrued liabilities	23,621	35,005
Income taxes payable	4,205	296
Total current liabilities	68,923	71,631

Deferred income taxes	20,688	20,999
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,871,603 and 26,859,203	269	269
Additional paid-in capital	59,147	58,192
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	684,876	673,940
Total stockholders’ equity	653,236	641,345
Total liabilities and stockholders’ equity	$742,847	$733,975
Note:    The consolidated balance sheet at December 31, 2017, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended March 31,
	2018	2017
	(Unaudited)

Net sales	$291,431	$279,392
Cost of goods sold	253,937	240,187
Gross profit	37,494	39,205

Selling, general, and administrative expenses	22,887	18,737
Operating income	14,607	20,468

Net interest and other income	343	16
Income before income taxes	14,950	20,484

Provision for income taxes	3,597	6,852
Net income	$11,353	$13,632
Earnings per common and common equivalent share – basic	$0.54	$0.66
Earnings per common and common equivalent share – diluted	$0.54	$0.65
Weighted average common and common equivalent shares outstanding – basic	20,835	20,738
Weighted average common and common equivalent shares outstanding – diluted	20,911	20,834
Cash dividends declared per share	$0.02	$0.02
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Operating Activities:
Net income	$11,353	$13,632
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,109	3,798
Deferred income taxes	(311)	(779)
Stock-based compensation attributable to equity awards	649	384
Other	(7)	(499)
Changes in operating assets and liabilities:
Accounts receivable	(19,581)	(26,728)
Inventories	(2,133)	(2,364)
Other assets	609	446
Trade accounts payable and accrued liabilities	(6,558)	9,248
Current income taxes receivable / payable	3,909	(1,584)
Net cash used in operating activities	(7,961)	(4,446)

Investing Activities:
Purchases of property, plant and equipment	(7,463)	(5,554)
Proceeds from sale of assets	—	923
Net cash used in investing activities	(7,463)	(4,631)

Financing Activities:
Deferred financing fees	—	(1)
Proceeds from issuance of common stock, net	306	222
Dividends paid	(417)	(415)
Net cash used in financing activities	(111)	(194)

Net decrease in cash and cash equivalents	(15,535)	(9,271)
Cash and cash equivalents at beginning of period	123,362	95,753
Cash and cash equivalents at end of period	$107,827	$86,482
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, which include electrical building wire and cable. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer from our manufacturing facilities and based on agreed upon shipping terms on the related purchase order. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis through standard payment terms.
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive and revenue we recognize includes estimates for trade payment discounts and customer rebates which are estimated using historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in first quarters of 2018 and 2017 resulting from updated estimates of revenue for product sales were not material.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On January 1, 2018, we adopted the requirements of ASC Topic 606 and all the related amendments to all of our contracts using the modified retrospective method. Upon completing our implementation assessment of Topic ASC 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented under Revenue Recognition above.
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2018	December 31, 2017

Raw materials	$25,257	$32,928
Work-in-process	19,681	22,753
Finished goods	103,380	88,497
Total Inventory at FIFO cost	148,318	144,178
Adjust to LIFO cost	(53,820)	(51,813)
Inventory, net	$94,498	$92,365
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the first quarter of 2018, LIFO adjustments were recorded, increasing cost of sales by $2.0 million, versus LIFO adjustments increasing cost of sales by $4.4 million in the first quarter of 2017. During the first quarter of 2018, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. This liquidation had an insignificant effect on the net income of the Company. During the first quarter of 2017, the Company did not liquidate any LIFO inventory layers established in prior years.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2018	December 31, 2017

Sales rebates payable	$12,184	$17,386
Property taxes payable	980	3,802
Accrued salaries	4,300	8,318
Other accrued liabilities	6,157	5,499
Total accrued liabilities	$23,621	$35,005

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 24.1% in the first quarter of 2018 versus 33.5% in the first quarter of 2017, consistent with the Company’s estimated liabilities. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which we made. As of March 31, 2018, we have not made any material adjustments to our provisional estimate at December 31, 2017. We have made a reasonable estimate of the effect on our deferred tax balances. We will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
In Thousands	2018	2017

Numerator:
Net income	$11,353	$13,632

Denominator:
Denominator for basic earnings per share – weighted average shares	20,835	20,738

Effect of dilutive securities:
Employee stock options	76	96

Denominator for diluted earnings per share – weighted average shares	20,911	20,834
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the first quarter was 146,000 in 2018 and 114,000 in 2017. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2018, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2018.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of March 31, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in the three months ended March 31, 2018 or 2017. There were no changes to stockholders’ equity for the three months ended March 31, 2018 and 2017 other than net income, the declaration of dividends, stock compensation, and the issuance of immaterial amounts of shares of common stock.
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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case has been transferred to the Northern District of Georgia and the parties have agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. In an inter partes reexamination proceeding, not involving the Company, concerning the ’301, the Patent and Trial Appeal Board found all claims of the ’301 patent invalid. Southwire appealed the decision and ultimately lost its appeal. Subsequently, Southwire chose not to continue its appeal of the Patent and Trial Appeal Board decision. On March 27, 2018 the parties filed a Stipulated Dismissal with Prejudice in the ’301 Patent case. As of the date hereof, the Court has not entered the Order of Dismissal.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.7%, 65.2%, and 72.1% of the Company’s cost of goods sold during fiscal 2017, 2016 and 2015, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2018

	January 2018	February 2018	March 2018	Quarter Ended March 31, 2018
High	$3.26	$3.24	$3.14	$3.26
Low	3.09	3.02	2.96	2.96
Average	3.19	3.17	3.07	3.14
COMEX COPPER CLOSING PRICE 2017

	January 2017	February 2017	March 2017	Quarter Ended March 31, 2017
High	$2.72	$2.78	$2.73	$2.78
Low	2.48	2.61	2.57	2.48
Average	2.62	2.69	2.64	2.65
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and three months ended March 31, 2018 and 2017. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations
Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017
Net sales were $291.4 million in the first quarter of 2018 compared to $279.4 million in the first quarter of 2017. This 4.3% increase in net sales is primarily the result of a 6.4% increase in copper wire sales, driven by a 15.6% increase in the average selling price of copper wire offset by a 7.9% decrease in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 18.3% in the first quarter of 2018 compared to the first quarter of 2017 and was the principal driver of the increased average sales price of copper wire. Unit volume decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to particularly rough winter weather that slowed construction and impacted our volumes, particularly in January.
Cost of goods sold was $253.9 million, or 87.1% of net sales, in the first quarter of 2018, compared to $240.2 million, or 86.0% of net sales, in the first quarter of 2017. Gross profit decreased to $37.5 million, or 12.9% of net sales, in the first quarter of 2018 versus $39.2 million, or 14.0% of net sales, in the first quarter of 2017.
The decrease in gross profit margin percentage was driven by multiple factors, including a 7.9% decline in copper wire unit sales, which was more than offset by the increase of the copper wire spread. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 10.1% in the first quarter of 2018 versus the first quarter of 2017. The spread increased as a result of the average sales price per copper pound sold increasing 15.6% while the per pound cost of raw copper increased 18.3%. Increases in the cost of other raw materials more than offset the positive impact of the increased copper spread on gross profit margins. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry.
Total raw materials cost, including the LIFO adjustment, increased to 76.5% of net sales in the first quarter of 2018, from 73.9% of net sales in the first quarter of 2017. Lower overhead costs as a percentage of net sales somewhat offset this increase in total raw materials cost as a percentage of net sales. Overheads contained some fixed and semi-fixed components which will fluctuate as a percentage of sales when sales dollars vary.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2018, no LCM adjustment was required.

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

Due primarily to increases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $2.0 million during the first quarter of 2018. During the first quarter of 2017, a LIFO adjustment was recorded, increasing cost of sales by $4.4 million.
Selling expenses, consisting of commissions and freight, for the first quarter of 2018 were $15.6 million, or 5.3% of net sales, compared to $13.5 million, or 4.8% of net sales, in the first quarter of 2017. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased $1.8 million to $8.4 million or 2.9% of net sales in the first quarter of 2018 from 2.4% of net sales in the first quarter of 2017, primarily due to significant increases in freight rates. Freight rates are up nationally as the highly publicized shortage of drivers and new regulations on the trucking industry impact rates in that industry. General and administrative expenses for the first quarter of 2018 were $7.3 million, or 2.5% of net sales, compared to $5.2 million, or 1.9% of net sales, in the first quarter of 2017. The G&A increase was driven primarily by increased stock compensation expenses, the Company's recording of a $0.5 million gain on sale of assets in 2017 that did not reoccur in 2018 and increased computer service charges. The Company did not record any bad debt expense during the first quarters of 2018 or 2017.

Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures, are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital and has the facility in place should such a need arise in the future.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s consolidated financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash used in operating activities was $8.0 million in the first three months of 2018 compared to $4.4 million in the first three months of 2017. The following changes in components of cash flow from operations were notable. The Company had net income of $11.4 million in the first three months of 2018 compared to net income of $13.6 million in the first three months of 2017. Accounts receivable increased $19.6 million in the first three months of 2018 compared to increasing $26.7 million in the first three months of 2017, resulting in a negative change in cash flow of $7.1 million in the first three months of 2018 versus the first three months of 2017. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first three months of 2018 and 2017, using cash of $2.1 million and $2.4 million in the first three months of 2018 and 2017. Trade accounts payable and accrued liabilities used cash of $6.6 million in 2018 versus a $9.2 million source of cash in 2017, resulting in a negative change in cash flow of $15.8 million. In the first three months of 2018, changes in current and deferred taxes provided cash of $3.6 million versus using cash of $2.4 million in the first three months of 2017. These changes in cash flow were the primary drivers of the $3.5 million increase in cash used in operations in the first three months of 2018 compared to the first three months of 2017.
Cash used in investing activities increased to $7.5 million in the first three months of 2018 from $4.6 million in the first three months of 2017, due to higher capital expenditures on plant and equipment. Cash used in financing activities consisted of $0.4 million of cash dividends paid, partially offset by $0.3 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.1 million of cash used in financing activities for the first three months of 2018 versus $0.2 million used in the first three months of 2017. As of March 31, 2018, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $107.8 million at March 31, 2018 versus $86.5 million at March 31, 2017.
During the remainder of 2018, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2018 associated with these projects are currently estimated to be between $28 million and $33 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2018.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward-looking statements” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 3, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 3, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 3, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 3, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 3, 2018	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: May 3, 2018	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer