Form 10-Q
period 2018-06-30
ENCORE WIRE CORP
filed 2018-08-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of August 1, 2018: 20,849,148

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$102,020	$123,362
Accounts receivable, net of allowance of $2,029 and $2,028	258,414	228,885
Inventories	96,866	92,365
Income tax receivable	1,726	—
Prepaid expenses and other	2,159	2,372
Total current assets	461,185	446,984

Property, plant and equipment - at cost:
Land and land improvements	51,075	51,024
Construction-in-progress	24,047	13,782
Buildings and improvements	151,092	150,603
Machinery and equipment	303,937	300,250
Furniture and fixtures	9,687	9,602
Total property, plant and equipment	539,838	525,261
Accumulated depreciation	(246,474)	(238,463)
Property, plant and equipment - net	293,364	286,798

Other assets	165	193
Total assets	$754,714	$733,975

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$34,684	$36,330
Accrued liabilities	26,941	35,005
Income taxes payable	—	296
Total current liabilities	61,625	71,631

Deferred income taxes	21,760	20,999
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,876,603 and 26,859,203	269	269
Additional paid-in capital	59,568	58,192
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	702,548	673,940
Total stockholders’ equity	671,329	641,345
Total liabilities and stockholders’ equity	$754,714	$733,975
Note:    The consolidated balance sheet at December 31, 2017, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)

Net sales	$336,793	$291,534	$628,224	$570,926
Cost of goods sold	292,296	255,662	546,232	495,849
Gross profit	44,497	35,872	81,992	75,077

Selling, general, and administrative expenses	21,498	19,319	44,385	38,056
Operating income	22,999	16,553	37,607	37,021

Net interest and other income	393	20	736	36
Income before income taxes	23,392	16,573	38,343	37,057

Provision for income taxes	5,303	5,640	8,901	12,492
Net income	$18,089	$10,933	$29,442	$24,565
Earnings per common and common equivalent share – basic	$0.87	$0.53	$1.41	$1.18
Earnings per common and common equivalent share – diluted	$0.86	$0.52	$1.41	$1.18
Weighted average common and common equivalent shares outstanding – basic	20,847	20,751	20,838	20,745
Weighted average common and common equivalent shares outstanding – diluted	20,918	20,835	20,911	20,834
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)

Operating Activities:
Net income	$29,442	$24,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,213	7,648
Deferred income taxes	761	814
Stock-based compensation attributable to equity awards	1,070	719
Other	(5)	(512)
Changes in operating assets and liabilities:
Accounts receivable	(29,529)	(35,698)
Inventories	(4,501)	(2,184)
Other assets	216	(715)
Trade accounts payable and accrued liabilities	(9,643)	14,508
Current income taxes receivable / payable	(2,022)	(8,444)
Net cash provided by (used in) operating activities	(5,998)	701

Investing Activities:
Purchases of property, plant and equipment	(14,816)	(11,091)
Proceeds from sale of assets	—	923
Net cash used in investing activities	(14,816)	(10,168)

Financing Activities:
Deferred financing fees	—	(1)
Proceeds from issuance of common stock, net	306	403
Dividends paid	(834)	(830)
Net cash used in financing activities	(528)	(428)

Net decrease in cash and cash equivalents	(21,342)	(9,895)
Cash and cash equivalents at beginning of period	123,362	95,753
Cash and cash equivalents at end of period	$102,020	$85,858
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
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
Revenue Recognition
The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, which include electrical building wire and cable. We recognize revenue at the point in time that control of the ordered products is transferred to the customer, which is typically upon shipment to the customer from our manufacturing facilities and based on agreed upon shipping terms on the related purchase order. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis through standard payment terms.
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive and revenue we recognize includes estimates for trade payment discounts and customer rebates which are estimated using historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in second quarters of 2018 and 2017 resulting from updated estimates of revenue for product sales were not material.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On January 1, 2018, we adopted the requirements of ASC 606 and all the related amendments to all of our contracts using the modified retrospective method. Upon completing our implementation assessment of ASC 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC 606 are presented under Revenue Recognition above.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASC 842 will have on its consolidated financial statements and related disclosures.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2018	December 31, 2017

Raw materials	$29,809	$32,928
Work-in-process	20,269	22,753
Finished goods	102,266	88,497
Total Inventory at FIFO cost	152,344	144,178
Adjust to LIFO cost	(55,478)	(51,813)
Inventory, net	$96,866	$92,365
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the second quarter of 2018, LIFO adjustments were recorded, increasing cost of sales by $1.7 million, versus LIFO adjustments decreasing cost of sales by $0.4 million in the second quarter of 2017. In the first six months of 2018, LIFO adjustments were recorded, increasing cost of sales by $3.7 million, versus LIFO adjustments increasing cost of sales by $4.0 million in the first six months of 2017.
During the first six months of 2018 and 2017, the Company liquidated portions of the LIFO inventory layer in the aluminum wire pool established in prior years. These liquidations had an insignificant effect on the net income of the Company.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2018	December 31, 2017

Sales rebates payable	$15,313	$17,386
Property taxes payable	1,960	3,802
Accrued salaries	5,276	8,318
Other accrued liabilities	4,392	5,499
Total accrued liabilities	$26,941	$35,005

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.7% in the second quarter of 2018 versus 34.0% in the second quarter of 2017, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s tax rate was approximately 23.2% in 2018 and 33.7% in 2017. The difference is due primarily to the reduction in the federal corporate tax rate from 35% to 21% and the elimination of the Domestic Production Activities Deduction. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which we made. As of June 30, 2018, we have not made any material adjustments to our provisional estimate at December 31, 2017. We have made a reasonable estimate of the effect on our deferred tax balances. We will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.

NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2018	2017	2018	2017

Numerator:
Net income	$18,089	$10,933	$29,442	$24,565

Denominator:
Denominator for basic earnings per share – weighted average shares	20,847	20,751	20,838	20,745

Effect of dilutive securities:
Employee stock options	71	84	73	89

Denominator for diluted earnings per share – weighted average shares	20,918	20,835	20,911	20,834
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was 166,500 in 2018 and 129,000 in 2017. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was 156,056 in 2018 and 121,445 in 2017. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2018, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2018.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in the six months ended June 30, 2018 or 2017. There were no changes to stockholders’ equity for the six months ended June 30, 2018 and 2017 other than net income, the declaration of dividends, stock compensation, and the issuance of immaterial amounts of shares of common stock.

NOTE 8 - CONTINGENCIES

The Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. Any such accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of ASC 450 (Contingencies)) that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.

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

On July 7, 2009, Southwire Company, a Delaware corporation (“Southwire”), filed a complaint for patent infringement against the Company and Cerro Wire, Inc. (“Cerro”) in the United States District Court for the Eastern District of Texas. In the complaint, Southwire alleged that the Company infringed one or more claims of United States Patent No. 7,557,301 (the “301 Patent”), entitled “Method of Manufacturing Electrical Cable Having Reduced Required Force for Installation,” by making and selling electrical cables, including the Company’s Super Slick cables. The case was transferred to the Northern District of Georgia and the parties agreed to stay it pending reexamination of the 301 Patent by the United States Patent and Trademark Office. In an inter partes reexamination proceeding, not involving the Company, concerning the ’301, the Patent and Trial Appeal Board found all claims of the ’301 patent invalid. Southwire appealed the decision and ultimately lost its appeal. Subsequently, Southwire chose not to continue its appeal of the Patent and Trial Appeal Board decision. On March 27, 2018 the parties filed a Stipulated Dismissal with Prejudice in the ’301 Patent case. The Court entered the Order of Dismissal with Prejudice on June 12, 2018 in the 7,557,301(‘301) patent case. As such, all pending litigation between the Company and Southwire has been dismissed with prejudice and there is no longer any contingent liability to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Encore believes it is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, and manufactured housing.
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.7%, 65.2%, and 72.1% of the Company’s cost of goods sold during fiscal 2017, 2016 and 2015, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on a per pound basis on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2018

	April 2018	May 2018	June 2018	Quarter Ended June 30, 2018	Six Months Ended June 30, 2018
High	$3.15	$3.12	$3.29	$3.29	$3.29
Low	3.01	3.02	2.95	2.95	2.95
Average	3.09	3.06	3.12	3.09	3.11
COMEX COPPER CLOSING PRICE 2017

	April 2017	May 2017	June 2017	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
High	$2.68	$2.65	$2.70	$2.70	$2.78
Low	2.53	2.49	2.54	2.49	2.48
Average	2.59	2.55	2.60	2.58	2.61
The following discussion and analysis relates to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2018 and 2017. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations
Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017
Net sales were $336.8 million in the second quarter of 2018 compared to $291.5 million in the second quarter of 2017. This 15.5% increase in net sales dollars is primarily the result of a 17.4% increase in copper wire sales, driven by a 17.2% increase in the average selling price of copper wire and a 0.1% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 18.7% in the second quarter of 2018 compared to the second quarter of 2017 and was the principal driver of the increased average sales price of copper wire.
Cost of goods sold was $292.3 million, or 86.8% of net sales, in the second quarter of 2018, compared to $255.7 million, or 87.7% of net sales, in the second quarter of 2017. Gross profit increased to $44.5 million, or 13.2% of net sales, in the second quarter of 2018 versus $35.9 million, or 12.3% of net sales, in the second quarter of 2017.
The increase in gross profit margin percentage was driven principally by the increase of the copper wire spread. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 14.2% in the second quarter of 2018 versus the second quarter of 2017. The spread increased as a result of the average sales price per pound of copper sold increasing 17.2% while the per pound cost of raw copper increased 18.7%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. In aluminum wire, which represented 7.3% of our net sales in the second quarter of 2018, we continued to experience pressure on margins due to import competition from China. We will continue to monitor conditions regarding aluminum wire and will take action to enforce our rights under the U.S. trade remedy laws if we determine that further action is warranted.
Total raw materials cost, including the LIFO adjustment, increased to 76.4% of net sales in the second quarter of 2018, from 75.7% of net sales in the second quarter of 2017. Lower overhead costs as a percentage of net sales somewhat offset this increase in total raw materials cost as a percentage of net sales. Overheads contained some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2018, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Due primarily to increases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $1.7 million during the second quarter of 2018. During the second quarter of 2017, a LIFO adjustment was recorded, decreasing cost of sales by $0.4 million.
Selling expenses, consisting of commissions and freight, for the second quarter of 2018 were $17.3 million, or 5.1% of net sales, compared to $14.1 million, or 4.8% of net sales, in the second quarter of 2017. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased $2.2 million to $9.0 million or 2.7% of net sales in the second quarter of 2018 from 2.3% of net sales in the second quarter of 2017, primarily due to significant increases in freight rates. Freight rates are up nationally as the highly publicized shortage of drivers and new regulations on the trucking industry impact rates in that industry. General and administrative (“G&A”) expenses for the second quarter of 2018 were $4.2 million, or 1.2% of net sales, compared to $5.2 million, or 1.8% of net sales, in the second quarter of 2017. The G&A decrease was driven primarily by reduced stock compensation expenses. The Company did not record any bad debt expense during the second quarters of 2018 or 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales for the first six months of 2018 were $628.2 million compared to net sales of $570.9 million for the first six months of 2017. This 10.0% increase in net sales is primarily the result of a 12.0% increase in copper wire sales, driven by a 16.4% increase in the average selling price of copper wire, partially offset by a 3.8% decrease in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 18.5% in the first six months of 2018 compared to the first six months of 2017 and was the principal driver of the increased average sales price of copper wire.
Cost of goods sold increased to $546.2 million in the first six months of 2018, compared to $495.8 million in the first six months of 2017. Gross profit increased to $82.0 million, or 13.1% of net sales, in the first six months of 2018 versus $75.1 million, or 13.2% of net sales, in the first six months of 2017.
The gross profit margin percentage held steady despite the 3.8% unit volume decrease primarily as a result of an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2018 versus the first six months of 2017 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 12.1% in the first six months of 2018 versus the first six months of 2017. The spread increased as a result of the 16.4% increase in the average sales price per copper pound sold while the per pound cost of raw copper increased 18.5%. In nominal dollars, the sales price increased more than the cost of copper.
Due primarily to increases in copper costs and an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2018, LIFO adjustments were recorded, increasing cost of sales by $3.7 million. During the same period in 2017, LIFO adjustments were recorded, increasing cost of sales by $4.0 million. During the first six months of both 2018 and 2017, the Company liquidated a portion of the LIFO inventory layer in the aluminum wire pool established in prior years. The liquidation had an insignificant effect on the net income of the Company. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2018 increased to $32.9 million, or 5.2% of net sales, compared to $27.6 million, or 4.8% of net sales, in the same period of 2017. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $1.3 million in concert with the increased sales dollars. Freight costs for the first six months of 2018 increased to 2.8% of net sales, versus 2.3% of net sales for the first six months of 2017. As discussed above, freight rates are up nationally as the highly publicized shortage of drivers and new regulations on the trucking industry impact rates in that industry. General and administrative expenses were $11.5 million, or 1.8% of net sales, in the first half of 2018 compared to $10.5 million, or 1.8% of net sales, in the first half of 2017. The Company did not record any bad debt expense during the first six months of 2018 and 2017.

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
Cash used in operating activities was $6.0 million in the first six months of 2018 compared to $0.7 million of cash provided in the first six months of 2017. The following changes in components of cash flow from operations were notable. The Company had net income of $29.4 million in the first six months of 2018 compared to net income of $24.6 million in the first six months of 2017. Accounts receivable increased $29.5 million in the first six months of 2018 compared to increasing $35.7 million in the first six months of 2017, resulting in a positive change in cash flow of $6.2 million in the first six months of 2018 versus the first six months of 2017. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first six months of 2018 and 2017, using cash of $4.5 million and $2.2 million in the first six months of 2018 and 2017. Trade accounts payable and accrued liabilities used cash of $9.6 million in 2018 versus a $14.5 million source of cash in 2017, resulting in a negative change in cash flow of $24.1 million. In the first six months of 2018, changes in current and deferred taxes used cash of $1.3 million versus $7.6 million in the first six months of 2017. These changes in cash flow were the primary drivers of the $6.7 million increase in cash used in operations in the first six months of 2018 compared to the first six months of 2017.
Cash used in investing activities increased to $14.8 million in the first six months of 2018 from $10.2 million in the first six months of 2017 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first six months of 2018 consisted of $0.8 million of cash dividends paid, partially offset by $0.3 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.5 million of cash used in financing activities for the first six months of 2018 versus $0.4 million used in the first six months of 2017. As of June 30, 2018, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $102.0 million at June 30, 2018 versus $85.9 million at June 30, 2017.
During the remainder of 2018, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2018 associated with these projects are currently estimated to be between $34 million and $39 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2018.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 2, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 2, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 2, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 2, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 2, 2018	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: August 2, 2018	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer