Form 10-Q
period 2018-09-30
ENCORE WIRE CORP
filed 2018-11-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                 Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 31, 2018: 20,879,148

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$134,497	$123,362
Accounts receivable, net of allowance of $2,029 and $2,028	270,591	228,885
Inventories	96,006	92,365
Prepaid expenses and other	2,242	2,372
Total current assets	503,336	446,984

Property, plant and equipment - at cost:
Land and land improvements	51,169	51,024
Construction-in-progress	28,370	13,782
Buildings and improvements	151,092	150,603
Machinery and equipment	304,191	300,250
Furniture and fixtures	9,687	9,602
Total property, plant and equipment	544,509	525,261
Accumulated depreciation	(248,967)	(238,463)
Property, plant and equipment - net	295,542	286,798

Other assets	165	193
Total assets	$799,043	$733,975

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$46,674	$36,330
Accrued liabilities	34,015	35,005
Income taxes payable	938	296
Total current liabilities	81,627	71,631

Deferred income taxes	22,515	20,999
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,882,603 and 26,859,203	269	269
Additional paid-in capital	59,880	58,192
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	725,808	673,940
Total stockholders’ equity	694,901	641,345
Total liabilities and stockholders’ equity	$799,043	$733,975
Note:    The consolidated balance sheet at December 31, 2017, as presented, is derived from the audited consolidated financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)

Net sales	$340,732	$292,030	$968,956	$862,956
Cost of goods sold	286,227	252,943	832,460	748,792
Gross profit	54,505	39,087	136,496	114,164

Selling, general, and administrative expenses	24,214	19,142	68,599	57,198
Operating income	30,291	19,945	67,897	56,966

Net interest and other income	596	148	1,332	184
Income before income taxes	30,887	20,093	69,229	57,150

Provision for income taxes	7,209	6,129	16,109	18,621
Net income	$23,678	$13,964	$53,120	$38,529
Earnings per common and common equivalent share – basic	$1.14	$0.67	$2.55	$1.86
Earnings per common and common equivalent share – diluted	$1.13	$0.67	$2.54	$1.85
Weighted average common and common equivalent shares outstanding – basic	20,853	20,758	20,839	20,749
Weighted average common and common equivalent shares outstanding – diluted	20,919	20,837	20,910	20,835
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06
See accompanying notes.

Encore Wire Corporation
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)

Operating Activities:
Net income	$53,120	$38,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,321	11,613
Deferred income taxes	1,516	(210)
Stock-based compensation attributable to equity awards	1,257	837
Other	(145)	(401)
Changes in operating assets and liabilities:
Accounts receivable	(41,706)	(37,844)
Inventories	(3,641)	(2,145)
Other assets	120	(464)
Trade accounts payable and accrued liabilities	9,647	15,077
Current income taxes receivable / payable	642	(4,043)
Net cash provided by operating activities	33,131	20,949

Investing Activities:
Purchases of property, plant and equipment	(21,242)	(16,195)
Proceeds from sale of assets	66	923
Net cash used in investing activities	(21,176)	(15,272)

Financing Activities:
Deferred financing fees	—	(1)
Proceeds from issuance of common stock, net	431	1,184
Dividends paid	(1,251)	(1,246)
Net cash used in financing activities	(820)	(63)

Net increase in cash and cash equivalents	11,135	5,614
Cash and cash equivalents at beginning of period	123,362	95,753
Cash and cash equivalents at end of period	$134,497	$101,367
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive and revenue we recognize includes estimates for trade payment discounts and customer rebates which are estimated using historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments resulting from updated estimates of trade payment discounts and customer rebates were not material.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. In July 2018, the FASB issued an ASU which provided a transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company has elected to apply this transition option upon adoption. The Company continues to evaluate the effect that ASC 842 will have on its consolidated financial statements and related disclosures.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2018	December 31, 2017

Raw materials	$37,470	$32,928
Work-in-process	28,607	22,753
Finished goods	76,342	88,497
Total Inventory at FIFO cost	142,419	144,178
Adjust to LIFO cost	(46,413)	(51,813)
Inventory, net	$96,006	$92,365
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the third quarter of 2018, LIFO adjustments were recorded, decreasing cost of sales by $9.1 million, versus LIFO adjustments increasing cost of sales by $11.0 million in the third quarter of 2017. In the first nine months of 2018, LIFO adjustments were recorded, decreasing cost of sales by $5.4 million, versus LIFO adjustments increasing cost of sales by $15.0 million in the first nine months of 2017.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2018	December 31, 2017

Sales rebates payable	$17,713	$17,386
Property taxes payable	3,025	3,802
Accrued salaries	6,811	8,318
Other accrued liabilities	6,466	5,499
Total accrued liabilities	$34,015	$35,005

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.3% in the third quarter of 2018 versus 30.5% in the third quarter of 2017, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s tax rate was approximately 23.3% in 2018 and 32.6% in 2017. The difference between 2017 and 2018 is due primarily to the reduction in the federal corporate tax rate from 35% to 21% and the elimination of the Domestic Production Activities Deduction. In 2018, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which we made. As of September 30, 2018, we have not made any material adjustments to our provisional estimate at December 31, 2017. We have made a reasonable estimate of the effect on our deferred tax balances. We will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.

NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2018	2017	2018	2017

Numerator:
Net income	$23,678	$13,964	$53,120	$38,529

Denominator:
Denominator for basic earnings per share – weighted average shares	20,853	20,758	20,839	20,749

Effect of dilutive securities:
Employee stock options	66	79	71	86

Denominator for diluted earnings per share – weighted average shares	20,919	20,837	20,910	20,835
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 166,500 in 2018 and 129,000 in 2017. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 159,537 in 2018 and 123,963 in 2017. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2018, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2018.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of September 30, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in the nine months ended September 30, 2018 or 2017. There were no changes to stockholders’ equity for the nine months ended September 30, 2018 and 2017 other than net income, the declaration of dividends, stock compensation, and the issuance of immaterial amounts of shares of common stock.

NOTE 8 - CONTINGENCIES

There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. Any such accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of ASC 450 (Contingencies)) that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.

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

COMEX COPPER CLOSING PRICE 2018

	July 2018	August 2018	September 2018	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2018
High	$2.93	$2.76	$2.84	$2.93	$3.29
Low	2.69	2.56	2.58	2.56	2.56
Average	2.79	2.69	2.69	2.73	2.98
COMEX COPPER CLOSING PRICE 2017

	July 2017	August 2017	September 2017	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
High	$2.89	$3.08	$3.13	$3.13	$3.13
Low	2.64	2.88	2.90	2.64	2.48
Average	2.73	2.96	2.98	2.89	2.71
The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2018 and 2017. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations
Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
Net sales were $340.7 million in the third quarter of 2018 compared to $292.0 million in the third quarter of 2017. This 16.7% increase in net sales dollars is primarily the result of a 17.1% increase in copper wire sales, driven by a 16.1% increase in copper wire unit volume shipped and a 0.9% increase in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 16.1% increase in unit volume shipped was a result of several factors, including the fact that the economy and the construction industry are doing very well, the weather-related backlog of orders from the first quarter of 2018 has apparently flushed through the pipeline in the second and third quarters, and the fact that 2017's third quarter unit volume shipped was not very strong for a third quarter. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Cost of goods sold was $286.2 million, or 84.0% of net sales, in the third quarter of 2018, compared to $252.9 million, or 86.6% of net sales, in the third quarter of 2017. Gross profit increased to $54.5 million, or 16.0% of net sales, in the third quarter of 2018 from $39.1 million, or 13.4% of net sales, in the third quarter of 2017.
The increase in gross profit margin percentage was driven principally by the increase of the copper wire spread. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 7.3% in the third quarter of 2018 versus the third quarter of 2017. The spread increased as a result of the average sales price per pound of copper sold increasing 0.9% while the per pound cost of raw copper decreased 2.3%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. In aluminum wire, which represented 7.7% of our net sales in the third quarter of 2018, we continued to experience pressure on margins due to import competition from China. As announced previously, we have taken action to enforce our rights under the U.S. trade remedy laws. The results of that action are pending.
Total raw materials cost, including the LIFO adjustment, decreased to 73.2% of net sales in the third quarter of 2018, from 74.8% of net sales in the third quarter of 2017. Increased overhead costs added to the increase in total cost of sales dollars, although decreasing as a percent of net sales. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2018, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Due primarily to decreases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, decreasing cost of sales by $9.1 million during the third quarter of 2018. During the third quarter of 2017, a LIFO adjustment was recorded, increasing cost of sales by $11.0 million.
Selling expenses, consisting of commissions and freight, for the third quarter of 2018 were $17.5 million, or 5.1% of net sales, compared to $13.7 million, or 4.7% of net sales, in the third quarter of 2017. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs as a percentage of net sales increased $2.6 million to $9.1 million or 2.7% of net sales in the third quarter of 2018 from 2.2% of net sales in the third quarter of 2017, primarily due to significant increases in freight rates. Freight rates are up nationally as the highly publicized shortage of drivers and new regulations on the trucking industry impact rates in that industry. General and administrative (“G&A”) expenses for the third quarter of 2018 were $6.7 million, or 2.0% of net sales, compared to $5.4 million, or 1.9% of net sales, in the third quarter of 2017. The G&A increase was driven primarily by increased stock compensation expenses and legal expenses. The Company did not record any bad debt expense during the third quarters of 2018 or 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales for the first nine months of 2018 were $969.0 million compared to net sales of $863.0 million for the first nine months of 2017. This 12.3% increase in net sales is primarily the result of a 13.7% increase in copper wire sales, driven by a 10.9% increase in the average selling price of copper wire and a 2.6% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 10.9% in the first nine months of 2018 compared to the first nine months of 2017 and was the principal driver of the increased average sales price of copper wire.
Cost of goods sold increased to $832.5 million in the first nine months of 2018, from $748.8 million in the first nine months of 2017. Gross profit increased to $136.5 million, or 14.1% of net sales, in the first nine months of 2018 from $114.2 million, or 13.2% of net sales, in the first nine months of 2017.
The increase in gross profit margin percentage was driven principally by the increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first nine months of 2018 versus the first nine months of 2017 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 10.7% in the first nine months of 2018 versus the first nine months of 2017. The spread increased as a result of the 10.9% increase in the average sales price per copper pound sold while the per pound cost of raw copper also increased 10.9%. In nominal dollars, the sales price increased more than the cost of copper.
Due primarily to decreases in copper costs and price and volume movements of other materials in the first nine months of 2018, LIFO adjustments were recorded, decreasing cost of sales by $5.4 million. During the same period in 2017, LIFO adjustments were recorded, increasing cost of sales by $15.0 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2018 increased to $50.4 million, or 5.2% of net sales, from $41.3 million, or 4.8% of net sales, in the same period of 2017. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $2.5 million in concert with the increased sales dollars. Freight costs for the first nine months of 2018 increased to 2.7% of net sales, from 2.3% of net sales for the first nine months of 2017. As discussed above, freight rates are up nationally as the highly publicized shortage of drivers and new regulations on the trucking industry impact rates in that industry. General and administrative expenses were $18.2 million, or 1.9% of net sales, in the first nine months of 2018 compared to $15.9 million, or 1.8% of net sales, in the first nine months of 2017. The Company did not record any bad debt expense during the first nine months of 2018 and 2017.

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
Cash provided by operating activities was $33.1 million in the first nine months of 2018 compared to $20.9 million of cash provided in the first nine months of 2017. The following changes in components of cash flow from operations were notable. The Company had net income of $53.1 million in the first nine months of 2018 compared to net income of $38.5 million in the first nine months of 2017. Accounts receivable increased $41.7 million in the first nine months of 2018 compared to increasing $37.8 million in the first nine months of 2017, resulting in a negative change in cash flow of $3.9 million in the first nine months of 2018 versus the first nine months of 2017. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased in the first nine months of 2018 and 2017, using cash of $3.6 million and $2.1 million in the first nine months of 2018 and 2017. Trade accounts payable and accrued liabilities provided cash of $9.6 million in 2018 versus a $15.1 million source of cash in 2017, resulting in a negative change in cash flow of $5.5 million. In the first nine months of 2018, changes in current and deferred taxes provided cash of $2.2 million versus a $4.3 million use of cash in the first nine months of 2017. These changes in cash flow were the primary drivers of the $12.2 million increase in cash provided by operations in the first nine months of 2018 compared to the first nine months of 2017.
Cash used in investing activities increased to $21.2 million in the first nine months of 2018 from $15.3 million in the first nine months of 2017 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first nine months of 2018 consisted of $1.3 million of cash dividends paid, partially offset by $0.4 million of proceeds from exercised stock options. These changes in cash flow were the primary drivers of the $0.8 million of cash used in financing activities for the first nine months of 2018 versus $0.1 million used in the first nine months of 2017. As of September 30, 2018, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $134.5 million at September 30, 2018 versus $101.4 million at September 30, 2017.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated November 2, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated November 2, 2018 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: November 2, 2018	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: November 2, 2018	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer