Form 10-K
period 2018-12-31
ENCORE WIRE CORP
filed 2019-02-25
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $832,604,533 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 21, 2019: 20,879,148
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

(1)	Proxy statement for the 2019 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

i

PART I
Item 1. Business.
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1329 Millwood Road, McKinney, Texas 75069. The Company’s telephone number is (972) 562-9473. As used in this annual report, unless otherwise required by the context, the terms “we,” “our,” “Company,” “Encore” and “Encore Wire” refer to Encore Wire Corporation.
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
Strategy
Encore’s strategy is to further expand its share of the building wire market primarily by emphasizing a high level of customer service and the addition of new products that complement its current product line, while maintaining and enhancing its low-cost production capabilities. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly-motivated work force. Encore's plants are all located on one large campus. This single-site campus enables and enhances low-cost manufacturing, distribution and administration, as well as helping to build and maintain a cohesive company culture.
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
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2, XHHW-2, RHH/RHW-2 and other types of wire products, including tray cable, metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the current-carrying component of the conductor. The principal bases for differentiation among stock-keeping units (“SKUs”) are product type, conductor type, diameter, insulation, length, color and packaging.
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
Customers
Encore sells its wire to wholesale electrical distributors throughout the United States. Most distributors supply products to electrical contractors. Encore’s customers are numerous and diversified. Encore has three customers, each of whom slightly exceeds 10% of the Company's total sales. Encore has no customer, the loss of which would have a material adverse effect on the Company.
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
Encore maintains the majority of its finished product inventory at its plant in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery, additional product inventories are maintained at warehouses owned and operated by some of the Company's independent manufacturers’ representatives located strategically across the country.
Finished goods are typically delivered to customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no bad debt charges in 2018, 2017, and 2016. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to Encore’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2018, Encore had 1,278 employees, 1,061 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be generally positive. The Company has no collective bargaining agreements with any of its employees.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 83.5% of the dollar value of all raw materials used by the Company during 2018. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2018, the Company’s copper rod fabrication facility manufactured virtually all of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced the vast majority of the Company’s PVC requirements.

Competition
The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, Cerro Wire LLC, General Cable (a company of the Prysmian Group) and AFC Cable Systems, Inc.
For our copper products, the Company believes that it is competitive with respect to all relevant factors, including order fill rate, quality, pricing, and, in some instances, breadth of product line.
For aluminum products, which represented 7.3% of net sales in 2018, the Company has encountered significant price-based import competition from aluminum wire imports from China, which are sold through U.S. based distributors. In September 2018, the Company joined with another U.S. producer in filing petitions with the U.S. Commerce Department and International Trade Commission (ITC), requesting that they investigate whether aluminum wire and cable imports into the United States are being illegally dumped and subsidized. The Commerce Department initiated these investigations in October 2018, and the ITC issued preliminary affirmative determinations in November 2018. These investigations are still pending and final results are not expected before the fourth quarter of 2019.
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
Environmental, Social and Governance
Encore Wire is very committed to the philosophy supporting good stewardship of the environment, focusing on being good corporate citizens, and practicing good corporate governance. The Company has been committed to robust environmental, social and governance (“ESG”) practices since long before the term “ESG” became commonly used with respect to corporate governance. Encore Wire puts these principles at the forefront of its company culture. Below are some key highlights of ESG efforts that we have exhibited:

•
We believe we are a leading scrap recycler in our industry. We have a system to reclaim copper scrap that converts both internal and external scrap copper wire back into usable copper rod. This operation consumes tens of millions of pounds of scrap copper per year. Our process utilizes multiple steps to recover the greatest amount of copper possible.

•	We recycle plastic and metals used in our operations as much as possible throughout our manufacturing process.

•	We are committed to exploring numerous options to recycle any residual copper and plastic to third party recyclers to avoid taking scrap to landfills.

•	We make an effort to recycle all materials used on site, including pallets, cardboard and other materials.

•
We voluntarily installed major air pollution control equipment, water treatment/recycle systems, wastewater minimization units, and storm water/spill control structures which are not required by regulation.

•
Our wastewater monitoring program far exceeds the monitoring required by our wastewater permit, and we have been recognized by the City of McKinney for our commitment to the wastewater pretreatment program.

•
We installed new cutting-edge equipment on our campus to reduce natural gas, electricity and water usage. We did this to be as environmentally friendly as possible and to aid in cost savings. This is in keeping with one of our core corporate mottos: “Do the Right Thing”.

•	Our Research and Development building was built to “LEED Platinum” standards and has been recognized for its low environmental impact.

•
We have won civic recognition for our charitable giving in the local communities where our employees live. We give to numerous causes with a particular focus on organizations that serve children and women, including people who are going through tough times as well as youth sports and churches.

•	Members of our management team have served on numerous boards of civic and charitable organizations.

•	Our Board is focused on and committed to making sure the Company is managed in an ethical fashion.

•	The Company has been managed to grow and enhance shareholder value, while being cognizant of industry cyclicality and avoiding excess leverage to the balance sheet.

We have maintained a focus on these and many other areas of corporate responsibility throughout our history, with minimal publicity. “Doing the Right Thing” is much more than a slogan and will continue to be a key focus throughout the Company, including in areas such as our increasing commitment to Board diversity.
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates from 2019 to 2025, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Executive Officers of the Registrant
Information regarding Encore’s executive officers including their respective ages as of February 22, 2019, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	55	Chairman of the Board of Directors, President and Chief Executive Officer

Frank J. Bilban	62	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 73.0%, 69.7% and 65.2% of the costs of goods sold by the Company during 2018, 2017 and 2016, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases.
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, freight costs, and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Construction began to pick up strongly in 2013 after five to seven years of recession, and continued doing well through 2018. According to various industry and national economic forecasts, the future is unclear. Data on remodeling is not as readily available. However, remodeling activity historically trends up when new construction slows down.
Deterioration in the financial condition of the Company’s customers due to industry and economic conditions may result in reduced sales, an inability to collect receivables and payment delays or losses due to a customer’s bankruptcy or insolvency. Although the Company’s bad debt experience has been low in recent years, the Company’s inability to collect receivables may increase the amounts the Company must expense against its bad debt reserve, decreasing the Company’s profitability. A downturn in the residential, commercial or industrial construction industries and general economic conditions may have a material adverse effect on the Company.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 32 miles north of downtown Dallas. The Company’s facilities are located on a combined site of approximately 430 acres and consist of buildings containing approximately 2.1 million square feet of floor space. The corporate office, plants and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plants and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
For information on the Company’s legal proceedings see Note 9 to the Company’s financial statements included in Item 8 to this report and incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 21, 2019, there were 26 holders of record of the Company’s common stock.
Aside from periodic cash dividends, which the Company currently expects to continue to make consistent with its historical practice, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in 2018, 2017 or 2016. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	415,000	$41.53	474,800

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, the Company’s self-determined peer group for the year ended December 31, 2017 (the “Old Peer Group”), and the Company’s self-determined peer group for the year ended December 31, 2018 (the “New Peer Group”) for the five years ended December 31, 2018
The Old Peer Group consists of General Cable Corporation and Belden, Inc. For the year ended December 31, 2018, the Company changed the Old Peer Group by replacing General Cable Corporation with Patrick Industries, Inc., Apogee Enterprises, Inc., Gibraltar Industries, Inc., Quanex Building Products Corporation, and Atkore International Group, Inc. to form the New Peer Group. The Company changed its peer group because the Prysmian Group, an Italy-based public company listed on the Milan Stock Exchange in the FTSE MIB Index, acquired General Cable Corporation in June 2018. The Company believes that the five companies added to the New Peer Group have market capitalizations comparable to the Company and compete in the building products and electrical components industries.

		As of December 31,
Symbol	Total Return For:	2013	2014	2015	2016	2017	2018
Û	Encore Wire Corporation	100.00	69.00	68.67	80.43	90.43	93.42
☐	Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
r	New Peer Group	100.00	108.83	90.24	114.74	116.12	74.12
▼	Old Peer Group	100.00	92.95	61.73	95.91	112.00	77.66

Notes

(1)
Data presented in the performance graph is complete through December 31, 2018 for all but the Old Peer Group, which only includes General Growth Corporation cumulative total stockholder return through their last trading date of June 5, 2018. Belden, Inc. is complete through December 31, 2018.

(2)	The Old Peer Group is self-determined and consists of the following companies: General Cable Corporation and Belden, Inc.

(3)
The New Peer Group is self-determined and consists of the following companies: Belden, Inc., Patrick Industries, Inc., Apogee Enterprises, Inc., Gibraltar Industries, Inc., Quanex Building Products Corporation, and Atkore International Group, Inc.

(4)	Each peer group index uses only such peer group’s performance and excludes the performance of the Company. Each peer group index uses beginning of period market capitalization weighting.

(5)	Each data line represents annual index levels derived from compounded daily returns that include all dividends.

(6)	The index level for all data lines was set to $100.00 on December 31, 2013.

Item 6. Selected Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$1,288,683	$1,164,248	$940,790	$1,017,622	$1,166,979
Cost of goods sold	1,098,961	1,008,073	820,673	880,900	1,042,002
Gross profit	189,722	156,175	120,117	136,722	124,977
Selling, general and administrative expenses	90,212	76,726	69,351	64,493	68,876
Operating income	99,510	79,449	50,766	72,229	56,101
Net interest and other income	2,174	427	48	155	56
Income before income taxes	101,684	79,876	50,814	72,384	56,157
Provision for income taxes	23,534	12,859	16,975	24,779	19,034
Net income	$78,150	$67,017	$33,839	$47,605	$37,123
Earnings per common and common equivalent shares – basic	$3.75	$3.23	$1.63	$2.30	$1.79
Weighted average common and common equivalent shares – basic	20,845	20,767	20,704	20,713	20,714
Earnings per common and common equivalent shares – diluted	$3.74	$3.21	$1.63	$2.29	$1.78
Weighted average common and common equivalent shares – diluted	20,910	20,847	20,773	20,787	20,821
Annual dividends paid per common share	$0.08	$0.08	$0.08	$0.08	$0.08

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Working capital	$445,665	$375,353	$325,500	$315,913	$284,671
Total assets	818,060	733,975	657,964	628,116	572,751
Long-term debt	—	—	—	—	—
Stockholders’ equity	720,456	641,345	573,109	538,639	493,187

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry.
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management believes that the historical strength of the Company’s growth and earnings is in large part attributable to the following main factors:

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
The construction and remodeling industries drive demand for building wire. In 2018, unit sales were up 4.5% in copper wire versus 2017. In 2017, unit sales increased 5.6% in copper wire versus 2016. In 2016, unit sales of copper wire sold increased 2.4% versus 2015.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.0%, 69.7% and 65.2% of the Company’s cost of goods sold during 2018, 2017 and 2016, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Historically, the cost of aluminum has been much lower and less volatile than copper. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2018

	October 2018	November 2018	December 2018	Quarter Ended Dec. 31, 2018	Year Ended Dec. 31, 2018
High	$2.82	$2.80	$2.80	$2.82	$3.29
Low	2.66	2.68	2.63	2.63	2.56
Average	2.76	2.75	2.72	2.75	2.92
COMEX COPPER CLOSING PRICE 2017

	October 2017	November 2017	December 2017	Quarter Ended Dec. 31, 2017	Year Ended Dec. 31, 2017
High	$3.22	$3.17	$3.29	$3.29	$3.29
Low	2.94	3.04	2.92	2.92	2.48
Average	3.10	3.09	3.10	3.10	2.81
COMEX COPPER CLOSING PRICE 2016

	October 2016	November 2016	December 2016	Quarter Ended Dec. 31, 2016	Year Ended Dec. 31, 2016
High	$2.20	$2.67	$2.69	$2.69	$2.69
Low	2.08	2.22	2.47	2.08	1.94
Average	2.14	2.47	2.57	2.39	2.20
COMEX COPPER CLOSING PRICE 2018 by Quarter

	Quarter Ended Mar. 31, 2018	Quarter Ended June 30, 2018	Quarter Ended Sept. 30, 2018	Quarter Ended Dec. 31, 2018	Year Ended Dec. 31, 2018
High	$3.26	$3.29	$2.93	$2.82	$3.29
Low	2.96	2.95	2.56	2.63	2.56
Average	3.14	3.09	2.73	2.75	2.92

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	62.3%	60.3%	56.9%
Other raw materials	12.8%	12.9%	15.0%
Depreciation	1.1%	1.2%	1.5%
Labor and overhead	9.6%	10.5%	12.6%
LIFO adjustment	(0.5)%	1.7%	1.2%
	85.3%	86.6%	87.2%

Gross profit	14.7%	13.4%	12.8%
Selling, general and administrative expenses	7.0%	6.6%	7.4%
Operating income	7.7%	6.8%	5.4%
Net interest and other income	0.2%	0.1%	—%

Income before income taxes	7.9%	6.9%	5.4%
Provision for income taxes	1.8%	1.1%	1.8%

Net income	6.1%	5.8%	3.6%
The following discussion and analysis relate to factors that have affected the operating results of the Company for the years ended December 31, 2018, 2017 and 2016. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.289 billion in 2018 compared to $1.164 billion in 2017 and $940.8 million in 2016. The 10.7% increase in net sales dollars in 2018 versus 2017 is primarily the result of a 11.8% increase in copper wire sales. Sales dollars were driven higher primarily by a 7.0% increase in average selling price of copper wire, coupled with a 4.5% increase in copper wire pounds shipped. Average selling prices for wire sold were primarily driven higher by rising copper commodity prices.
In the fourth quarter of 2018, net sales dollars increased 6.1% versus the fourth quarter of 2017. The increase in net sales was due to a 6.4% increase in copper net sales, driven by an increase in unit sales volume of copper of 10.5%, offset somewhat by an average selling price decrease of 3.7% in copper wire in the fourth quarter of 2018 versus the fourth quarter of 2017. Pre-tax income rose 42.8% in fourth quarter of 2018 versus the fourth quarter of 2017, fueled by a 7.4% increase in copper wire spreads.
On a sequential quarter comparison, net sales dollars in the fourth quarter of 2018 decreased 6.2% versus the third quarter of 2018, due primarily to a 6.5% decrease in copper wire unit volumes, offset slightly by a 0.9% increase the average selling price of copper wire. Unit sales generally decline in the fourth quarter.
Comparing the full year of 2018 to 2017, the increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2018 versus 2017, due primarily to improved industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The increased margins were due primarily to the competitive pricing environment in the building wire industry. We believe that a strong construction environment in the United States during the year helped the building wire industry increase margin through price increases during 2018. As the number two player in the industry, the Company tried to lead or quickly follow prices up. However, a financially stressed competitor who had been acting erratically in the aluminum wire market, was purchased by a large foreign based company. This competitor had previously appeared to readily follow pricing downward from some imported aluminum wire. For aluminum products, which represented 7.3% of net sales in 2018, the Company has encountered significant price-based import competition from aluminum wire imports from China, which are sold through U.S. based distributors. In September 2018, the Company joined with another U.S. producer in filing petitions with the U.S. Commerce Department and International Trade Commission (ITC), requesting that they investigate whether aluminum wire and cable imports into the United States are being illegally dumped and subsidized. The Commerce Department initiated these investigations in

October 2018, and the ITC issued preliminary affirmative determinations in November 2018. These investigations are still pending and final results are not expected before the fourth quarter of 2019. The copper spread increased 9.8% in 2018 versus 2017. The spread increased as a result of the 7.0% increase in the average sales price per copper pound sold in building wire while the per pound cost of raw copper increased 5.7%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Comparing the full year of 2017 to 2016, the increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2017 versus 2016, due primarily to improved industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The increased margins were due primarily to the competitive pricing environment in the industry. We believe that a strong construction environment in the United States coupled with a fairly steady rise in copper prices during the year helped the building wire industry increase margin through price increases during 2017. As the number two player in the building wire industry, the Company tried to lead or quickly follow prices up. However, we believe a different, financially stressed competitor was acting erratically in the aluminum wire market, impacting aluminum spreads negatively in 2017, although aluminum is an insignificant piece of the Company's sales. This competitor appeared to readily follow pricing downward from some imported aluminum wire. The copper spread increased 9.9% in 2017 versus 2016. The spread increased as a result of the 19.8% increase in the average sales price per copper pound sold while the per pound cost of raw copper increased 25.4%. In nominal dollars, the sales price increased more than the cost of copper. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Cost of goods sold was $1.099 billion in 2018, compared to $1.008 billion in 2017 and $820.7 million in 2016. The copper costs included in cost of goods sold were $802.7 million in 2018 compared to $702.6 million in 2017 and $535.4 million in 2016. Copper costs as a percentage of net sales were 62.3% in 2018 compared to 60.3% in 2017 and 56.9% in 2016. The increase from 2017 to 2018 of copper costs as a percentage of net sales was due to copper costs increasing 5.7%. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of copper wire. Accordingly, the increase in copper prices in 2018 caused most of the other costs to decrease slightly in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales dropped from 15.0% in 2016 and 12.9% in 2017 to 12.8% in 2018. Material cost percentages in 2018 were decreased by a 0.5% LIFO credit (income), and increased in 2017 by a 1.7% LIFO debit (expense), and also increased in 2016 by a 1.2% LIFO debit (expense). Adding the LIFO adjustment to the cost of copper and other materials, the total materials cost in 2018 was 74.6% of net sales versus 74.9% in 2017 and 73.1% in 2016.

Depreciation, labor and overhead costs as a percentage of net sales were 10.7% in 2018 compared to 11.7% in 2017 and 14.1% in 2016. The percentage decrease of depreciation, labor and overhead costs in 2018 versus 2017 and in 2017 versus 2016 was due primarily to the increase in copper driven sales dollars providing a larger denominator by which these costs are divided. These trends in percentages are also somewhat due to the fact that depreciation, labor and overhead costs have fixed and semi-fixed components that do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2018	2017	2016
Raw materials	$28,455	$32,928	$23,144
Work-in-process	30,529	22,753	20,889
Finished goods	88,708	88,497	81,764
Total	147,692	144,178	125,797
Adjust to LIFO cost	(45,325)	(51,813)	(32,523)
Inventory	$102,367	$92,365	$93,274
In 2018, copper steadily declined during the year, while exhibiting some volatility as shown in the COMEX copper closing price tables above. The quantity of total copper inventory on hand increased somewhat in 2018, compared to 2017. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2018 year-end inventory value of all inventories using the LIFO method being $45.3 million less than the FIFO value, and the 2018 year-end LIFO reserve balance being $6.5 million lower than at the end of 2017. This resulted in a LIFO adjustment decreasing cost of sales by $6.5 million in 2018.
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
Gross profit was $189.7 million, or 14.7% of net sales, in 2018 compared to $156.2 million, or 13.4% of net sales, in 2017 and $120.1 million, or 12.8% of net sales, in 2016. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $67.0 million in 2018, $55.0 million in 2017 and $47.7 million in 2016. As a percentage of net sales, selling expenses were 5.2% in 2018 versus 4.7% in 2017 and 5.1% in 2016. The increase in 2018 is due to increases in freight rates, which have been widely publicized due to new federal government regulations and a shortage of truck drivers. General and administrative expenses, as a percentage of net sales, were 1.8% in 2018 versus 1.9% in 2017 and 2.3% in 2016. Percentages to sales of these costs decreased slightly as the metal driven sales dollars increased. Accounts receivable write-offs were zero in 2018, $11,000 in 2017 and $29,000 in 2016. The Company did not increase the bad debt reserve in 2018, 2017 and 2016.
Net interest and other income was $2.2 million in 2018, $0.4 million in 2017 and $0.1 million in 2016. The increase in 2018 reflects higher cash balances, higher US interest rates, our purchase of certificates of deposit during the year and the resulting interest earned.
The Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals and has not recorded any material changes to the $13.5 million originally recorded. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

Our effective tax rate was 23.1% in 2018, 16.1% in 2017 and 33.4% in 2016. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to changes in tax laws and the effects of permanent differences between transactions reported for financial reporting and tax purposes, primarily the domestic production activity deduction. The provisional favorable impact of the 2017 Tax Act reduced the 2017 effective tax rate by 16.9%. The domestic production activity deduction reduced the effective tax rate by approximately 3.1% in 2017 and 3.4% in 2016. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
As a result of the foregoing factors, the Company’s net income was $78.2 million in 2018, $67.0 million in 2017 and $33.8 million in 2016.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$81,590	$48,013	$58,560
Net cash used in investing activities	(26,065)	(20,690)	(41,582)
Net cash provided by (used in) financing activities	(482)	286	(377)
Net increase in cash and cash equivalents	$55,043	$27,609	$16,601
Annual dividends paid	$1,668	$1,661	$1,656
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
At December 31, 2018 and 2017, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2018, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2018.
The Company paid interest totaling $0.3 million, $0.2 million and $0.2 million in 2018, 2017 and 2016, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in 2018, 2017 or 2016. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Net cash provided by operations was $81.6 million in 2018 compared to $48.0 million in 2017 and $58.6 million in 2016. The increase in cash provided by operations of $33.6 million in 2018 versus 2017 was due to several factors. The Company had increased net income of $78.2 million in 2018 versus $67.0 million of net income in 2017. Accounts receivable increased in 2018, resulting in cash used of $6.5 million versus cash used of $44.0 million in 2017, an increase in operating cash flow of $37.5 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $1.3 million of cash provided in 2018 versus cash used of $17.0 million in 2017, a positive swing of $18.3 million in 2018 versus 2017. Changes in inventory resulted in cash used of $10.0 million in 2018 versus cash provided of $0.9 million in 2017, a $10.9 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $0.2 million in 2018 versus cash provided of $25.0 million in 2017, a negative swing of $24.8 million. These changes in cash flow were the primary drivers of the $33.6 million increase in net cash flow provided by operations in 2018 versus 2017.
Net cash provided by operations was $48.0 million in 2017 compared to $58.6 million in 2016. The decrease in cash provided by operations of $10.6 million in 2017 versus 2016 was due to several factors. The Company had increased net income of $67.0 million in 2017 versus $33.8 million of net income in 2016. Accounts receivable increased in 2017, resulting in cash used of $44.0 million versus cash provided of $1.2 million in 2016, a reduction in operating cash flow of $45.2 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $17.0 million of cash used in 2017 versus cash provided of $10.5 million in 2016, a negative swing of $27.5 million in 2017 versus 2016. This negative impact of current and deferred taxes in 2017 is a result of the 2017 federal tax rate reduction and offsets the tax benefit included in the $67.0 million of net income. Changes in inventory resulted in cash provided of $0.9 million in 2017 versus cash provided of $2.0 million in 2016, a $1.1 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $25.0 million in 2017 versus cash used of $7.8 million in 2016, a positive swing of $32.8 million. These changes in cash flow were the primary drivers of the $10.6 million decrease in net cash flow provided by operations in 2017 versus 2016.
Net cash used in investing activities was $26.1 million in 2018 versus $20.7 million in 2017 and $41.6 million in 2016. In 2018, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company. In 2017 and 2016, capital expenditures were used primarily for the expansion of an existing wire plant and the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $0.5 million in 2018 consisted primarily of dividend payments of $1.7 million, partially offset by $1.2 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash provided by financing activities of $0.3 million in 2017 consisted primarily of $1.7 million in dividend payments offset by $1.9 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $0.4 million in 2016 consisted primarily of $1.7 million in dividend payments partially offset by $1.4 million proceeds from issuance of Company stock related to employees exercising stock options.
During 2019, the Company expects its capital expenditures will consist primarily of machinery and equipment for its manufacturing operations. The Company also expects its future working capital requirements may fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that its cash balance, cash flow from operations and the financing available from its revolving credit facility will satisfy working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2018.

	Payments Due by Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations	$82,988	$82,988	—	—	—

Note:
Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $14.5 million of capital equipment and construction purchase orders open as of December 31, 2018.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 1 to the Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its financial statements.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2018, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 which provided a transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company has completed its assessment of Topic 842 and the related impact to the financial statements and disclosures and will adopt Topic 842 effective January 1, 2019 using the transition method provided by ASU 2018-11. The Company estimates the adoption will result in the recognition of a right-of-use asset and corresponding lease liability for operating leases of less than $1.0 million on the Balance Sheet. In preparation for the adoption, we have designed internal controls and information system functionality to enable the preparation of the necessary financial information and have reached conclusions on key accounting assessments.
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
Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:

•	fluctuations in the global and national economy

•	fluctuations in the level of activity in the construction industry, including remodeling

•	demand for the Company’s products

•	the impact of price competition on the Company’s margins

•	fluctuations in the price of copper and other key raw materials

•	the loss of key manufacturers’ representatives who sell the Company’s product line

•	fluctuations in utility costs, especially electricity and natural gas, and freight costs

•	fluctuations in insurance costs and the availability of coverage of various types

•	weather related disasters at the Company’s and/or key vendor’s operating facilities

•	stock price fluctuations due to “stock market expectations” and other external variables

•	unforeseen future legal issues and/or government regulatory changes

•	changes in tax laws

•	patent and intellectual property disputes, and

•	fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.
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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2018, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2021, with interest payments due quarterly. At December 31, 2018, the balance outstanding under the Credit Agreement was zero.
There is inherent rollover risk for borrowings under the Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. Assuming that the Company had $100.0 million of outstanding debt, an average 1% interest rate increase in 2018 would increase the Company’s interest expense by $1.0 million.
For further information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company and the notes thereto appear on the following pages.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
Dallas, Texas
February 22, 2019

Encore Wire Corporation
Balance Sheets
As of December 31, 2018 and 2017
(In thousands, except share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$178,405	$123,362
Accounts receivable, net of allowance of $2,030 and $2,028	235,353	228,885
Inventories	102,367	92,365
Income taxes receivable	1,389	—
Prepaid expenses and other	1,723	2,372
Total current assets	519,237	446,984

Property, plant and equipment – at cost:
Land and land improvements	51,169	51,024
Construction-in-progress	24,623	13,782
Buildings and improvements	151,758	150,603
Machinery and equipment	314,175	300,250
Furniture and fixtures	9,687	9,602
Total property, plant and equipment	551,412	525,261

Accumulated depreciation	(252,754)	(238,463)
Property, plant and equipment – net	298,658	286,798

Other assets	165	193
Total assets	$818,060	$733,975

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$36,706	$36,330
Accrued liabilities	36,866	35,005
Income taxes payable	—	296
Total current liabilities	73,572	71,631

Deferred income taxes	24,032	20,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,906,603 and 26,859,203	269	269
Additional paid-in capital	60,822	58,192
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	750,421	673,940
Total stockholders’ equity	720,456	641,345
Total liabilities and stockholders’ equity	$818,060	$733,975
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

	2018	2017	2016
Net sales	$1,288,683	$1,164,248	$940,790
Cost of goods sold	1,098,961	1,008,073	820,673
Gross profit	189,722	156,175	120,117

Selling, general and administrative expenses	90,212	76,726	69,351
Operating income	99,510	79,449	50,766

Net interest and other income	2,174	427	48
Income before income taxes	101,684	79,876	50,814

Provision for income taxes	23,534	12,859	16,975
Net income	$78,150	$67,017	$33,839
Earnings per common and common equivalent share – basic	$3.75	$3.23	$1.63
Earnings per common and common equivalent share – diluted	$3.74	$3.21	$1.63
Weighted average common and common equivalent shares outstanding – basic	20,845	20,767	20,704
Weighted average common and common equivalent shares outstanding – diluted	20,910	20,847	20,773
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance at January 1, 2016	26,715	$267	$53,024	$(91,056)	$576,404	$538,639
Net income	—	—	—	—	33,839	33,839
Exercise of stock options	48	1	1,436	—	—	1,437
Tax benefit on exercise of stock options	—	—	60	—	—	60
Stock-based compensation	—	—	791	—	—	791
Dividend declared—$0.08 per share	—	—	—	—	(1,657)	(1,657)
Balance at December 31, 2016	26,763	268	55,311	(91,056)	608,586	573,109
Net income	—	—	—	—	67,017	67,017
Exercise of stock options	91	1	1,926	—	—	1,927
Stock-based compensation	5	—	955	—	—	955
Dividend declared—$0.08 per share	—	—	—	—	(1,663)	(1,663)
Balance at December 31, 2017	26,859	269	58,192	(91,056)	673,940	641,345
Net income	—	—	—	—	78,150	78,150
Exercise of stock options	42	—	1,186	—	—	1,186
Stock-based compensation	5	—	1,444	—	—	1,444
Dividend declared—$0.08 per share	—	—	—	—	(1,669)	(1,669)
Balance at December 31, 2018	26,906	$269	$60,822	$(91,056)	$750,421	$720,456
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Operating Activities
Net income	$78,150	$67,017	$33,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,513	15,684	16,811
Deferred income taxes	3,033	(12,974)	(1,262)
Excess tax benefits of options exercised	—	—	(60)
Stock-based compensation attributable to equity awards	1,444	955	791
Other	(187)	(587)	1,294
Changes in operating assets and liabilities:
Accounts receivable	(6,468)	(44,030)	1,210
Inventories	(10,002)	909	1,980
Other assets	627	58	12
Trade accounts payable and accrued liabilities	165	25,004	(7,778)
Current income taxes receivable / payable	(1,685)	(4,023)	11,723
Net cash provided by operating activities	81,590	48,013	58,560

Investing Activities
Purchases of property, plant and equipment	(26,181)	(21,754)	(45,374)
Proceeds from sale of assets	116	1,064	3,792
Net cash used in investing activities	(26,065)	(20,690)	(41,582)

Financing Activities
Deferred financing fees	—	(1)	(197)
Borrowings from revolver	67,300	—	—
Repayments to revolver	(67,300)	—	—
Proceeds from issuance of common stock, net	1,186	1,948	1,416
Dividends paid	(1,668)	(1,661)	(1,656)
Excess tax benefits of options exercised	—	—	60
Net cash provided by (used in) financing activities	(482)	286	(377)

Net increase in cash and cash equivalents	55,043	27,609	16,601
Cash and cash equivalents at beginning of period	123,362	95,753	79,152
Cash and cash equivalents at end of period	$178,405	$123,362	$95,753
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2018
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
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 73.0%, 69.7% and 65.2% of the cost of goods sold during 2018, 2017 and 2016, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
Basis of Presentation
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial statements include the accounts of the Company and its former wholly-owned subsidiary, which was dissolved in December 2018. For periods prior to the subsidiary's dissolution, all intercompany accounts and transactions were eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $35.1 million, $26.2 million and $24.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
At December 31, 2018 and 2017, the carrying value of cash and cash equivalents, excluding certificates of deposit, approximated fair value, a Level 1 measurement. At December 31, 2018 and 2017, the carrying value of the Company’s certificates of deposit totaling $100.7 million and $30.2 million, respectively, approximated fair value, a Level 2 measurement.
Concentrations of Credit Risk and Accounts Receivable
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.
Accounts receivable represent amounts due from customers, primarily wholesale electrical distributors, related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from a diverse group of customers located throughout the United States. Encore has three customers, each of whom slightly exceeds 10% of the Company's total sales. The Company establishes an allowance for losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Losses Progression (In Thousands)	2018	2017	2016
Beginning balance January 1	$2,028	$2,036	$2,065
Write-offs of bad debts	—	(11)	(29)
Collection of previous write-offs	2	3	—
Ending balance at December 31	$2,030	$2,028	$2,036
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company’s cash equivalents consisted of investments in money market accounts and certificates of deposit with the Company’s banks.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for all leases with terms of twelve months or longer. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 which provided a transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company has completed its assessment of Topic 842 and the related impact to the financial statements and disclosures and will adopt Topic 842 effective January 1, 2019 using the transition method provided by ASU 2018-11. The Company estimates the adoption will result in the recognition of a right-of-use asset and corresponding lease liability for operating leases of less than $1.0 million on the Balance Sheet. In preparation for the adoption, we have designed internal controls and information system functionality to enable the preparation of the necessary financial information and have reached conclusions on key accounting assessments.

2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2018	2017
Raw materials	$28,455	$32,928
Work-in-process	30,529	22,753
Finished goods	88,708	88,497
Total	147,692	144,178
Adjust to LIFO cost	(45,325)	(51,813)
Inventory	$102,367	$92,365
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2018	2017
Sales rebates payable	$18,565	$17,386
Property taxes payable	3,962	3,802
Accrued salaries	8,790	8,318
Other accrued liabilities	5,549	5,499
Total accrued liabilities	$36,866	$35,005
4. Debt
At December 31, 2018 and 2017, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at the Company's request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2018, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2018.
The Company paid interest totaling $0.3 million, $0.2 million and $0.2 million in 2018, 2017 and 2016, respectively, none of which was capitalized.
5. Income Taxes
The Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals and has not recorded any material changes to the $13.5 million originally recorded. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2018	2017	2016
Current:
Federal	$18,523	$24,421	$17,139
State	1,978	1,411	1,098
Deferred:
Federal	2,603	(13,289)	(905)
State	430	316	(357)
Total income tax expense	$23,534	$12,859	$16,975
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2018	2017	2016
Amount computed using the statutory rate	$21,354	$27,956	$17,769
State income taxes, net of federal tax benefit	1,903	1,166	482
Qualified domestic production activity deduction	—	(2,464)	(1,712)
Effect of 2018 deferred rate change	—	(13,463)	—
Other	277	(336)	436
Total income tax expense	$23,534	$12,859	$16,975
The domestic production activity deduction reduced the Company’s effective tax rate 3.1% and 3.4% in 2017 and 2016, respectively. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2018	2017
Depreciation	$(23,559)	$(22,121)
Inventory	(2,650)	(486)
Allowance for doubtful accounts	457	457
Uniform capitalization rules	470	610
Other	1,250	541
Deferred income tax liability	$(24,032)	$(20,999)
The Company made income tax payments of $22.3 million in 2018, $30.0 million in 2017 and $6.7 million in 2016.
The Company was audited by the IRS for the year 2015. The audit concluded with no adjustments. The Company’s federal income tax returns for the years subsequent to December 31, 2015 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company has no reserves for uncertain tax positions as of December 31, 2018 and 2017. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.

6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2018	2017	2016
Stock options	$1,209	$738	$791
Stock appreciation rights (“SARs”)	894	1,543	805
Stock grants	235	217	—
Total stock-based compensation expense	$2,338	$2,498	$1,596

Tax benefit on exercise of stock options	$—	$—	$60
Stock Options:
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (As Amended and Restated Effective February 20, 2017) (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. Similar to the 1999 Stock Option Plan, which expired on June 28, 2009, the 2010 Stock Option Plan permits the grant of stock options to directors, officers and employees of the Company. The Company granted stock option awards in 2018, 2017 and 2016 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option granted under the 1999 or 2010 Stock Option Plan is ten years. New shares are issued upon the exercise of options. As of December 31, 2018, 474,800 options were available to be granted in the future under the 2010 Stock Option Plan.
The following presents a summary of stock option activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	339,900	$36.55
Granted	117,500	51.05
Exercised	(42,400)	28.00
Outstanding at December 31, 2018	415,000	$41.53	6.9 years	$3,762
Vested and exercisable at December 31, 2018	156,100	$36.88	5.1 years	$2,133
The fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.36%	1.84%	1.46%
Expected dividend yield	0.16%	0.19%	0.23%
Expected volatility	31.40%	30.80%	32.92%
Expected lives	5.0 years	5.0 years	5.0 years
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
During the years ended December 31, 2018, 2017 and 2016, the weighted average grant date fair value of options granted was $15.95, $12.46 and $10.64, respectively, and the total intrinsic value of options exercised was $0.9 million, $2.2 million and $0.5 million, respectively. As of December 31, 2018, total unrecognized compensation cost related to non-vested stock options of $1.9 million was expected to be recognized over a weighted average period of 3.4 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balance was $2.3 million and $2.5 million at December 31, 2018 and 2017, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2018, a total of 471,100 SARs were outstanding under the 2014 SARs Plan.
The following presents a summary of SARs activity for the year ended December 31, 2018:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2018	366,900	$39.73
Granted	221,000	50.99
Exercised	(77,800)	39.58
Forfeited/Canceled	(39,000)	45.43
Outstanding at December 31, 2018	471,100	$44.56	8.0 years	$2,816
Vested and exercisable at December 31, 2018	63,900	$39.95	6.4 years	$653
The fair value of SARs granted during the years ended December 31, 2018, 2017 and 2016, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.53%	2.01%	1.53%
Expected dividend yield	0.16%	0.16%	0.18%
Expected volatility	30.83%	31.90%	33.25%
Expected lives	3.0 years	3.2 years	3.4 years
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
During the years ended December 31, 2018, 2017 and 2016, the weighted average grant date fair value of SARs granted was $14.94, $16.09 and $13.36, respectively, and the total intrinsic value of SARs exercised was $1.1 million in 2018, $0.3 million in 2017, and negligible in 2016. As of December 31, 2018, total unrecognized compensation cost related to non-vested SARs of $4.2 million was expected to be recognized over a weighted average period of 3.4 years.
Stock Grants:
In May 2018, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $46.95 per share. In May 2017, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $43.40 per share

7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2018	2017	2016
Numerator:
Net income	$78,150	$67,017	$33,839

Denominator:
Denominator for basic earnings per share – weighted average shares	20,845	20,767	20,704

Effect of dilutive securities:
Employee stock options	65	80	69

Denominator for diluted earnings per share – weighted average shares	20,910	20,847	20,773
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2018	2017	2016
Weighted average anti-dilutive stock options	181	125	143

Weighted average exercise price per share	$50.20	$45.74	$40.39
8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2018, 1,132,946 shares remained authorized for repurchase through March 31, 2019. The Company did not repurchase any shares of its stock in 2018, 2017 or 2016. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
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

10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $2.1 million, $1.9 million and $1.9 million in 2018, 2017 and 2016, respectively.
11. Related Party Transactions
Prior to 2017, the Company purchased certain finished goods inventory components from a company that was partially owned by a family member of an individual serving on the Board of Directors. The purchases totaled approximately $10.3 million in 2016. This supplier was sold during 2016 to an unrelated company. Therefore, this related party relationship ended in mid-2016.
The Company obtains quotes and purchases items from other vendors at prices that confirm that the Company obtains prices that are no less favorable than prices available from non-affiliated parties. Related party transactions are approved by the Audit Committee pursuant to Encore Wire Corporation’s Related Party Transactions Policy.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Net sales	$291,431	$336,793	$340,732	$319,727
Gross profit	37,494	44,497	54,505	53,226
Net income	11,353	18,089	23,678	25,030
Earnings per common share – basic	0.54	0.87	1.14	1.20
Earnings per common share – diluted	0.54	0.86	1.13	1.20

	Three Months Ended
2017	March 31	June 30	September 30	December 31
Net sales	$279,392	$291,534	$292,030	$301,292
Gross profit	39,205	35,872	39,087	42,011
Net income	13,632	10,933	13,964	28,488
Earnings per common share – basic	0.66	0.53	0.67	1.37
Earnings per common share – diluted	0.65	0.52	0.67	1.36

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2018. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on Internal Control over Financial Reporting
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Encore Wire Corporation as of December 31, 2018 and 2017, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2019 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2019, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2019 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2019 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2019, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this report:

(1)	Financial Statements included in Item 8 of this Annual Report on Form 10-K; and

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

10.7*
Form of Encore Wire 2010 Stock Option Plan Stock Award Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2017 and incorporated herein by reference).

10.8*	Form of Encore Wire Corporation Restricted Stock Award Agreement

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

10.11
Second Amendment to Credit Agreement, dated as of December 31, 2014, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.12
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

10.13*
Encore Wire Corporation 2014 Stock Appreciation Rights Plan (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 22, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 22, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 22, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 22, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 22, 2019	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2019
Daniel L. Jones

/s/ FRANK J. BILBAN	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2019
Frank J. Bilban

/s/ DONALD E. COURTNEY	Director	February 22, 2019
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 22, 2019
Gregory J. Fisher

/s/ WILLIAM R. THOMAS, III	Director	February 22, 2019
William R. Thomas, III

/s/ SCOTT D. WEAVER	Director	February 22, 2019
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 22, 2019
John H. Wilson