Form 10-Q
period 2019-03-31
ENCORE WIRE CORP
filed 2019-05-02
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	WIRE	The NASDAQ Global Select Market
_____________________
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of May 1, 2019: 20,894,148

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$177,974	$178,405
Accounts receivable, net of allowance of $2,031 and $2,030	231,470	235,353
Inventories, net	101,592	102,367
Income tax receivable	—	1,389
Prepaid expenses and other	1,019	1,723
Total current assets	512,055	519,237

Property, plant and equipment - at cost:
Land and land improvements	51,169	51,169
Construction-in-progress	27,409	24,623
Buildings and improvements	152,258	151,758
Machinery and equipment	320,153	314,175
Furniture and fixtures	9,920	9,687
Total property, plant and equipment	560,909	551,412
Accumulated depreciation	(256,791)	(252,754)
Property, plant and equipment - net	304,118	298,658

Other assets	790	165
Total assets	$816,963	$818,060

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$30,673	$36,706
Accrued liabilities	24,512	36,866
Income taxes payable	2,558	—
Total current liabilities	57,743	73,572

Deferred income taxes and other	24,580	24,032
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,921,603 and 26,906,603	269	269
Additional paid-in capital	62,013	60,822
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	763,414	750,421
Total stockholders’ equity	734,640	720,456
Total liabilities and stockholders’ equity	$816,963	$818,060
Note:    The balance sheet at December 31, 2018, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Net sales	$314,707	$291,431
Cost of goods sold	273,381	253,937
Gross profit	41,326	37,494

Selling, general, and administrative expenses	24,999	22,887
Operating income	16,327	14,607

Net interest and other income	1,079	343
Income before income taxes	17,406	14,950

Provision for income taxes	3,995	3,597
Net income	$13,411	$11,353
Earnings per common and common equivalent share – basic	$0.64	$0.54
Earnings per common and common equivalent share – diluted	$0.64	$0.54
Weighted average common and common equivalent shares outstanding – basic	20,884	20,835
Weighted average common and common equivalent shares outstanding – diluted	20,983	20,911
Cash dividends declared per share	$0.02	$0.02
See accompanying notes.

Encore Wire Corporation
Stockholders' Equity
For the Three Months Ended March 31, 2019 and 2018
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2017	26,859	$269	$58,192	6,027	$(91,056)	$673,940	$641,345
Net income	—	—	—	—	—	11,353	11,353
Exercise of stock options	13	—	306	—	—	—	306
Stock-based compensation	—	—	649	—	—	—	649
Dividend declared—$0.02 per share	—	—	—	—	—	(417)	(417)
Balance at March 31, 2018	26,872	$269	$59,147	6,027	$(91,056)	$684,876	$653,236

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Operating Activities:
Net income	$13,411	$11,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,344	4,109
Deferred income taxes	48	(311)
Stock-based compensation attributable to equity awards	760	649
Other	(49)	(7)
Changes in operating assets and liabilities:
Accounts receivable	3,883	(19,581)
Inventories	775	(2,133)
Other assets	724	609
Trade accounts payable and accrued liabilities	(16,437)	(6,558)
Current income taxes receivable / payable	3,947	3,909
Net cash provided by (used in) operating activities	11,406	(7,961)

Investing Activities:
Purchases of property, plant and equipment	(11,872)	(7,463)
Proceeds from sale of assets	22	—
Net cash used in investing activities	(11,850)	(7,463)

Financing Activities:
Proceeds from issuance of common stock, net	431	306
Dividends paid	(418)	(417)
Net cash provided by (used in) financing activities	13	(111)

Net decrease in cash and cash equivalents	(431)	(15,535)
Cash and cash equivalents at beginning of period	178,405	123,362
Cash and cash equivalents at end of period	$177,974	$107,827
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company has a minimal number of leases, all of which are classified as operating. As a result of the adoption of ASU No. 2016-02, “Leases (Topic 842),” on January 1, 2019, the Company recorded $0.7 million of right of use assets which are included in other non-current assets in the accompanying balance sheet, $0.2 million of current lease liabilities which are included in accounts payable and $0.5 million of long-term lease liabilities included in other non-current liabilities.  We will evaluate any future lease commitments in conformance with ASU No. 2016-02.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2019	December 31, 2018

Raw materials	$22,937	$28,455
Work-in-process	27,937	30,529
Finished goods	99,825	88,708
Total Inventory at FIFO cost	150,699	147,692
Adjust to LIFO cost	(49,107)	(45,325)
Lower of cost or market adjustment	—	—
Inventory, net	$101,592	$102,367
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the first quarter of 2019, LIFO adjustments were recorded, increasing cost of sales by $3.8 million, versus LIFO adjustments increasing cost of sales by $2.0 million in the first quarter of 2018.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2019	December 31, 2018

Sales rebates payable	$11,965	$18,565
Property taxes payable	998	3,962
Accrued salaries	4,953	8,790
Other accrued liabilities	6,596	5,549
Total accrued liabilities	$24,512	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.0% in the first quarter of 2019 versus 24.1% in the first quarter of 2018, consistent with the Company’s estimated liabilities. In 2019, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
In Thousands	2019	2018

Numerator:
Net income	$13,411	$11,353

Denominator:
Denominator for basic earnings per share – weighted average shares	20,884	20,835

Effect of dilutive securities:
Employee stock options	79	76
Restricted stock grants	20	—

Denominator for diluted earnings per share – weighted average shares	20,983	20,911
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the first quarter was 117,500 in 2019 and 146,000 in 2018. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2019, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.3 million left $148.7 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2019.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of March 31, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2020. The Company did not repurchase any shares of its stock in the three months ended March 31, 2019 or 2018.

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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 73.0%, 69.7%, and 65.2% of the Company’s cost of goods sold during fiscal 2018, 2017 and 2016, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on a per pound basis on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2019

	January 2019	February 2019	March 2019	Three Months Ended March 31, 2019
High	$2.79	$2.96	$2.94	$2.96
Low	2.57	2.77	2.84	2.57
Average	2.68	2.86	2.90	2.81
COMEX COPPER CLOSING PRICE 2018

	January 2018	February 2018	March 2018	Three Months Ended March 31, 2018
High	$3.26	$3.24	$3.14	$3.26
Low	3.09	3.02	2.96	2.96
Average	3.19	3.17	3.07	3.14
The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters ended March 31, 2019 and 2018. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Net sales were $314.7 million in the first quarter of 2019 compared to $291.4 million in the first quarter of 2018. This 8.0% increase in net sales dollars is primarily the result of a 13.5% increase in copper wire unit volume shipped, offset somewhat by a 5.9% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 13.5% increase in unit volume shipped was primarily due to particularly rough winter weather that slowed construction and impacted volumes in the first quarter of 2018, particularly in January. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 9.6% in the first quarter of 2019 compared to the first quarter of 2018 and was the principal driver of the decreased average sales price of copper wire.
Cost of goods sold was $273.4 million, or 86.9% of net sales, in the first quarter of 2019, compared to $253.9 million, or 87.1% of net sales, in the first quarter of 2018. Gross profit increased to $41.3 million, or 13.1% of net sales, in the first quarter of 2019 from $37.5 million, or 12.9% of net sales, in the first quarter of 2018.
The increase in gross profit margin percentage was driven principally by the increase of the copper wire spread. The spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 2.2% in the first quarter of 2019 versus the first quarter of 2018. The spread increased as a result of the average sales price per pound of copper sold decreasing 5.9% while the per pound cost of raw copper purchased decreased 9.6%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. In aluminum wire, which represented 7.8% of our net sales in the first quarter of 2019, we continue to enforce our rights under the U.S. trade remedy laws.  On April 8, 2019, the U.S. Commerce Department imposed preliminary countervailing duties on imports of aluminum wire from China at rates ranging from 11.57 to 164.16 percent.  The final results of the U.S. Government’s ongoing antidumping and countervailing duty investigations are not expected until the end of the year.
Total raw materials cost, including the LIFO adjustment, decreased to 75.0% of net sales in the first quarter of 2019, from 76.5% of net sales in the first quarter of 2018. Increased overhead costs added to the increase in total cost of sales dollars and increased as a percent of net sales. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2019, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Due primarily to increases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, increasing cost of sales by $3.8 million during the first quarter of 2019. During the first quarter of 2018, a LIFO adjustment was recorded, increasing cost of sales by $2.0 million.
Selling expenses, consisting of commissions and freight, for the first quarter of 2019 were $16.4 million, or 5.2% of net sales, compared to $15.6 million, or 5.3% of net sales, in the first quarter of 2018. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs decreased to 2.7% of net sales in the first quarter of 2019 from 2.9% of net sales in the first quarter of 2018. General and administrative (“G&A”) expenses for the first quarter of 2019 were $8.6 million, or 2.7% of net sales, compared to $7.3 million, or 2.5% of net sales, in the first quarter of 2018. The G&A increase was driven primarily by increased stock compensation expense, driven primarily by our strong stock price performance driving the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $800,000 in the first quarter of 2019 versus the first quarter of 2018. The Company did not record any bad debt expense during the first quarters of 2019 or 2018.
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
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $11.4 million in the first three months of 2019 compared to $8.0 million of cash used in the first three months of 2018. The following changes in components of cash flow from operations were notable. The Company had net income of $13.4 million in the first three months of 2019 compared to net income of $11.4 million in the first three months of 2018. Accounts receivable decreased $3.9 million in the first three months of 2019 compared to increasing $19.6 million in the first three months of 2018, resulting in a positive change in cash flow of $23.5 million in the first three months of 2019 versus the first three months of 2018. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $0.8 million in the first three months of 2019 compared to increasing $2.1 million in the first three months 2018. Trade accounts payable and accrued liabilities used cash of $16.4 million in the first three months of 2019 versus $6.6 million in the first three months of 2018, resulting in a negative change in cash flow of $9.8 million. In the first three months of 2019, changes in current and deferred taxes provided cash of $4.0 million versus a $3.6 million source of cash in the first three months of 2018. These changes in cash flow were the primary drivers of the $19.4 million increase in cash provided by operations in the first three months of 2019 compared to the first three months of 2018.
Cash used in investing activities increased to $11.9 million in the first three months of 2019 from $7.5 million in the first three months of 2018 due to higher capital expenditures on plant and equipment. Cash provided in financing activities in the first three months of 2019 consisted of $0.4 million of cash dividends paid, offset by $0.4 million of proceeds from exercised stock options. These changes in cash flow provided less than $0.1 million cash in financing activities for the first three months of 2019 versus

$0.1 million used in the first three months of 2018. As of March 31, 2019, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $178.0 million at March 31, 2019 versus $107.8 million at March 31, 2018.
During the remainder of 2019, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2019 associated with these projects are currently estimated to be between $38 million and $43 million. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2019.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information that is based on management’s belief as well as assumptions made by and information currently available to management. The words “believes”, “estimates”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy and in the level of activity in the building and construction industry, demand for the Company’s products, the impact of price competition and fluctuations in the price of copper and other raw materials. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the period covered by this report.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For information on the Company’s legal proceedings, see Note 8 to the Company’s financial statements included in Item 1 to this report and incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 7 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 2, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 2, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated May 2, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated May 2, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: May 2, 2019	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: May 2, 2019	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer