Form 10-Q
period 2019-06-30
ENCORE WIRE CORP
filed 2019-08-01
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
___________________________________________
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware		75-2274963
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1329 Millwood Road
McKinney	Texas	75069
(Address of principal executive offices)		(Zip Code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 31, 2019: 20,905,648

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$184,800	$178,405
Accounts receivable, net of allowance of $2,031 and $2,030	255,968	235,353
Inventories, net	96,039	102,367
Income tax receivable	3,262	1,389
Prepaid expenses and other	1,885	1,723
Total current assets	541,954	519,237

Property, plant and equipment - at cost:
Land and land improvements	51,317	51,169
Construction-in-progress	31,126	24,623
Buildings and improvements	152,322	151,758
Machinery and equipment	326,542	314,175
Furniture and fixtures	10,123	9,687
Total property, plant and equipment	571,430	551,412
Accumulated depreciation	(260,009)	(252,754)
Property, plant and equipment - net	311,421	298,658

Other assets	806	165
Total assets	$854,181	$818,060

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$46,053	$36,706
Accrued liabilities	30,145	36,866
Income taxes payable	—	—
Total current liabilities	76,198	73,572

Deferred income taxes and other	25,340	24,032
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,933,103 and 26,906,603	269	269
Additional paid-in capital	62,652	60,822
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	780,778	750,421
Total stockholders’ equity	752,643	720,456
Total liabilities and stockholders’ equity	$854,181	$818,060
Note:    The balance sheet at December 31, 2018, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net sales	$336,866	$336,793	$651,573	$628,224
Cost of goods sold	290,956	292,296	564,337	546,232
Gross profit	45,910	44,497	87,236	81,992

Selling, general, and administrative expenses	23,846	21,498	48,844	44,385
Operating income	22,064	22,999	38,392	37,607

Net interest and other income	1,082	393	2,160	736
Income before income taxes	23,146	23,392	40,552	38,343

Provision for income taxes	5,364	5,303	9,359	8,901
Net income	$17,782	$18,089	$31,193	$29,442
Earnings per common and common equivalent share – basic	$0.85	$0.87	$1.49	$1.41
Earnings per common and common equivalent share – diluted	$0.85	$0.86	$1.49	$1.41
Weighted average common and common equivalent shares outstanding – basic	20,898	20,847	20,891	20,838
Weighted average common and common equivalent shares outstanding – diluted	20,988	20,918	20,985	20,911
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04
See accompanying notes.

Encore Wire Corporation
Stockholders' Equity
(In thousands, except per share data)

2019	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640
Net income	—	—	—	—	—	17,782	17,782
Exercise of stock options	6	—	137	—	—	—	137
Stock-based compensation	5	—	502	—	—	—	502
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at June 30, 2019	26,933	$269	$62,652	6,027	$(91,056)	$780,778	$752,643

2018	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	26,859	$269	$58,192	6,027	$(91,056)	$673,940	$641,345
Net income	—	—	—	—	—	11,353	11,353
Exercise of stock options	13	—	306	—	—	—	306
Stock-based compensation	—	—	649	—	—	—	649
Dividend declared—$0.02 per share	—	—	—	—	—	(417)	(417)
Balance at March 31, 2018	26,872	$269	$59,147	6,027	$(91,056)	$684,876	$653,236
Net income	—	—	—	—	—	18,089	18,089
Stock-based compensation	5	—	421	—	—	—	421
Dividend declared—$0.02 per share	—	—	—	—	—	(417)	(417)
Balance at June 30, 2018	26,877	$269	$59,568	6,027	$(91,056)	$702,548	$671,329

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)

Operating Activities:
Net income	$31,193	$29,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,785	8,213
Deferred income taxes	816	761
Stock-based compensation attributable to equity awards	1,262	1,070
Other	(111)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(20,615)	(29,529)
Inventories	6,328	(4,501)
Other assets	(200)	216
Trade accounts payable and accrued liabilities	2,266	(9,643)
Current income taxes receivable / payable	(1,873)	(2,022)
Net cash provided by (used in) operating activities	27,851	(5,998)

Investing Activities:
Purchases of property, plant and equipment	(21,210)	(14,816)
Proceeds from sale of assets	22	—
Net cash used in investing activities	(21,188)	(14,816)

Financing Activities:
Borrowings from revolver	—	65,200
Repayments to revolver	—	(65,200)
Proceeds from issuance of common stock, net	568	306
Dividends paid	(836)	(834)
Net cash used in financing activities	(268)	(528)

Net increase (decrease) in cash and cash equivalents	6,395	(21,342)
Cash and cash equivalents at beginning of period	178,405	123,362
Cash and cash equivalents at end of period	$184,800	$102,020
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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
The Company has a minimal number of leases, all of which are classified as operating. As a result of the adoption of ASU No. 2016-02, “Leases (Topic 842),” on January 1, 2019, the Company recorded $0.7 million of right of use assets which are included in other non-current assets, $0.2 million of current lease liabilities which are included in accounts payable and $0.5 million of long-term lease liabilities included in other non-current liabilities.  We will evaluate any future lease commitments in conformance with ASU No. 2016-02.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2019	December 31, 2018

Raw materials	$27,607	$28,455
Work-in-process	25,611	30,529
Finished goods	88,657	88,708
Total Inventory at FIFO cost	141,875	147,692
Adjust to LIFO cost	(45,836)	(45,325)
Lower of cost or market adjustment	—	—
Inventory, net	$96,039	$102,367

LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the second quarter of 2019, LIFO adjustments were recorded, decreasing cost of sales by $3.3 million, versus LIFO adjustments increasing cost of sales by $1.7 million in the second quarter of 2018. In the first six months of 2019, LIFO adjustments were recorded, increasing cost of sales by $0.5 million, versus LIFO adjustments increasing cost of sales by $3.7 million in the first six months of 2018.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2019	December 31, 2018

Sales rebates payable	$14,849	$18,565
Property taxes payable	1,995	3,962
Accrued salaries	6,214	8,790
Other accrued liabilities	7,087	5,549
Total accrued liabilities	$30,145	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.2% in the second quarter of 2019 versus 22.7% in the second quarter of 2018, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s tax rate was approximately 23.1% in 2019 and 23.2% in 2018. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2019	2018	2019	2018

Numerator:
Net income	$17,782	$18,089	$31,193	$29,442

Denominator:
Denominator for basic earnings per share – weighted average shares	20,898	20,847	20,891	20,838

Effect of dilutive securities:
Employee stock awards	90	71	94	73

Denominator for diluted earnings per share – weighted average shares	20,988	20,918	20,985	20,911

The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was 117,500 in 2019 and 166,500 in 2018. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was 117,500 in 2019 and 156,056 in 2018. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2019, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.5 million left $148.5 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2019.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2020. The Company did not repurchase any shares of its stock in the six months ended June 30, 2019 or 2018.

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

COMEX COPPER CLOSING PRICE 2019

	April 2019	May 2019	June 2019	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
High	$2.98	$2.84	$2.74	$2.98	$2.98
Low	2.88	2.65	2.63	2.63	2.57
Average	2.92	2.74	2.68	2.78	2.80
COMEX COPPER CLOSING PRICE 2018

	April 2018	May 2018	June 2018	Quarter Ended June 30, 2018	Six Months Ended June 30, 2018
High	$3.15	$3.12	$3.29	$3.29	$3.29
Low	3.01	3.02	2.95	2.95	2.95
Average	3.09	3.06	3.12	3.09	3.11
The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2019 and 2018. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
Net sales were $336.9 million in the second quarter of 2019 compared to $336.8 million in the second quarter of 2018. The virtually identical net sales dollars are primarily the result of a 5.6% increase in copper wire unit volume shipped, offset by a 6.1% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 5.6% increase in unit volume shipped was primarily due to strong construction industry demand despite rough spring weather in certain areas that slowed construction and impacted volumes in the second quarter of 2019. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 8.7% in the second quarter of 2019 compared to the second quarter of 2018 and was the principal driver of the decreased average sales price of copper wire.
Cost of goods sold was $291.0 million, or 86.4% of net sales, in the second quarter of 2019, compared to $292.3 million, or 86.8% of net sales, in the second quarter of 2018. Gross profit increased to $45.9 million, or 13.6% of net sales, in the second quarter of 2019 from $44.5 million, or 13.2% of net sales, in the second quarter of 2018.
The small increase in gross profit margin percentage was primarily the result of two factors that served to mostly offset each other. Unit volumes increased 5.6%, while the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire decreased 0.4% in the second quarter of 2019 versus the second quarter of 2018. The spread decreased as a result of the average sales price per pound of copper sold decreasing 6.1% while the per pound cost of raw copper purchased decreased 8.7%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. In aluminum wire, which represented 8.0% of our net sales in the second quarter of 2019, we continue to enforce our rights under the U.S. trade remedy laws. On May 30, 2019, the U.S. Commerce Department imposed a preliminary antidumping ruling on imports of aluminum wire from China at rates ranging from 58.36 to 63.32 percent.  The final results of the U.S. Government’s ongoing antidumping and countervailing duty investigations are not expected until the end of the year.
Total raw materials cost, including the LIFO adjustment, decreased to 74.6% of net sales in the second quarter of 2019, from 76.4% of net sales in the second quarter of 2018. Increased overhead costs offset some of the material cost reduction in total cost of sales dollars. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2019, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Due primarily to increases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, decreasing cost of sales by $3.3 million during the second quarter of 2019. During the second quarter of 2018, a LIFO adjustment was recorded, increasing cost of sales by $1.7 million.
Selling expenses, consisting of commissions and freight, for the second quarter of 2019 were $17.3 million, or 5.1% of net sales, compared to $17.3 million, or 5.1% of net sales, in the second quarter of 2018. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs decreased to 2.6% of net sales in the second quarter of 2019 from 2.7% of net sales in the second quarter of 2018. General and administrative (“G&A”) expenses for the second quarter of 2019 were $6.5 million, or 1.9% of net sales, compared to $4.2 million, or 1.2% of net sales, in the second quarter of 2018. The G&A increase was driven primarily by increased stock compensation expense, driven primarily by our strong stock price performance driving the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $2.0 million in the second quarter of 2019 versus the second quarter of 2018. The Company did not record any bad debt expense during the second quarters of 2019 or 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net sales for the first six months of 2019 were $651.6 million compared to net sales of $628.2 million for the first six months of 2018. This 3.7% increase in net sales is primarily the result of a 2.8% increase in copper wire sales, driven by a 9.3% increase in copper wire unit volume shipped, partially offset by a 5.9% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 9.1% in the first six months of 2019 compared to the first six months of 2018 and was the principal driver of the decreased average sales price of copper wire.
Cost of goods sold increased to $564.3 million in the first six months of 2019, compared to $546.2 million in the first six months of 2018. Gross profit increased to $87.2 million, or 13.4% of net sales, in the first six months of 2019 versus $82.0 million, or 13.1% of net sales, in the first six months of 2018.
The gross profit margin percentage increased primarily as a result of the 9.3% unit volume increase and an increase in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first six months of 2019 versus the first six months of 2018 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread increased 0.9% in the first six months of 2019 versus the first six months of 2018. The spread increased as a result of the 5.9% decrease in the average sales price per copper pound sold while the per pound cost of raw copper decreased 9.1%. In nominal dollars, the sales price decreased less than the cost of copper.
Due primarily to decreases in copper costs and an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2019, LIFO adjustments were recorded, increasing cost of sales by $0.5 million. During the same period in 2018, LIFO adjustments were recorded, increasing cost of sales by $3.7 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2019 increased to $33.7 million, or 5.2% of net sales, compared to $32.9 million, or
5.2% of net sales, in the same period of 2018. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $0.8 million in concert with the increased sales dollars. Freight costs for the first six months of 2019 decreased to 2.7% of net sales, versus 2.8% of net sales for the first six months of 2018. General and administrative expenses were $15.1 million, or 2.3% of net sales, in the first half of 2019 compared to $11.5 million, or 1.8% of net sales, in the first half of 2018. The G&A increase was driven primarily by increased stock compensation expense, driven primarily by our strong stock price performance driving the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $2.8 million in the first six months of 2019 versus the first six months of 2018. The Company did not record any bad debt expense during the first six months of 2019 and 2018.

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
Cash provided by operating activities was $27.9 million in the first six months of 2019 compared to $6.0 million of cash used in the first six months of 2018. The following changes in components of cash flow from operations were notable. The Company had net income of $31.2 million in the first six months of 2019 compared to net income of $29.4 million in the first six months of 2018. Accounts receivable increased $20.6 million in the first six months of 2019 and $29.5 million in the first six months of 2018, resulting in a positive change in cash flow of $8.9 million in the first six months of 2019 versus the first six months of 2018. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $6.3 million in the first six months of 2019 compared to increasing $4.5 million in the first six months 2018 producing a positive swing in cash flow of $10.8 million in 2019 versus 2018. Trade accounts payable and accrued liabilities provided cash of $2.3 million in the first six months of 2019 versus using $9.6 million in the first six months of 2018, resulting in a positive change in cash flow of $11.9 million. In the first six months of 2019, changes in current and deferred taxes used cash of $1.1 million versus a $1.3 million use of cash in the first six months of 2018. These changes in cash flow were the primary drivers of the $33.8 million increase in cash provided by operations in the first six months of 2019 compared to the first six months of 2018.
Cash used in investing activities increased to $21.2 million in the first six months of 2019 from $14.8 million in the first six months of 2018 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first six months of 2019 consisted of $0.8 million of cash dividends paid, offset by $0.6 million of proceeds from exercised stock options. These changes in cash flow used $0.3 million cash in financing activities for the first six months of 2019 versus $0.5 million used in the first six months of 2018. As of June 30, 2019, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $184.8 million at June 30, 2019 versus $102.0 million at June 30, 2018, as a result of the changes in cash flow discussed above.
During the remainder of 2019, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2019 associated with these projects are currently estimated to be between $40 million and $45 million. We have plans on the drawing board for significant capital expenditures, but these plans have been delayed by issues arising in connection with a highway expansion project which may bisect our property. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2019.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 1, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 1, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated August 1, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated August 1, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: August 1, 2019	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: August 1, 2019	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer