Form 10-Q
period 2019-09-30
ENCORE WIRE CORP
filed 2019-10-30
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 29, 2019: 20,961,948

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$203,936	$178,405
Accounts receivable, net of allowance of $2,031 and $2,030	244,869	235,353
Inventories, net	90,244	102,367
Income tax receivable	3,111	1,389
Prepaid expenses and other	2,550	1,723
Total current assets	544,710	519,237

Property, plant and equipment - at cost:
Land and land improvements	52,354	51,169
Construction-in-progress	45,280	24,623
Buildings and improvements	152,322	151,758
Machinery and equipment	326,893	314,175
Furniture and fixtures	10,855	9,687
Total property, plant and equipment	587,704	551,412
Accumulated depreciation	(262,938)	(252,754)
Property, plant and equipment - net	324,766	298,658

Other assets	771	165
Total assets	$870,247	$818,060

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$39,907	$36,706
Accrued liabilities	33,197	36,866
Total current liabilities	73,104	73,572

Deferred income taxes and other	28,464	24,032
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,989,403 and 26,906,603	269	269
Additional paid-in capital	62,705	60,822
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	796,761	750,421
Total stockholders’ equity	768,679	720,456
Total liabilities and stockholders’ equity	$870,247	$818,060
Note: The balance sheet at December 31, 2018, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net sales	$321,169	$340,732	$972,742	$968,956
Cost of goods sold	278,181	286,227	842,518	832,460
Gross profit	42,988	54,505	130,224	136,496

Selling, general, and administrative expenses	22,672	24,214	71,515	68,599
Operating income	20,316	30,291	58,709	67,897

Net interest and other income	1,033	596	3,193	1,332
Income before income taxes	21,349	30,887	61,902	69,229

Provision for income taxes	4,948	7,209	14,308	16,109
Net income	$16,401	$23,678	$47,594	$53,120
Earnings per common and common equivalent share – basic	$0.78	$1.14	$2.28	$2.55
Earnings per common and common equivalent share – diluted	$0.78	$1.13	$2.27	$2.54
Weighted average common and common equivalent shares outstanding – basic	20,912	20,853	20,896	20,839
Weighted average common and common equivalent shares outstanding – diluted	20,991	20,919	20,985	20,910
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2019	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640
Net income	—	—	—	—	—	17,782	17,782
Exercise of stock options	6	—	137	—	—	—	137
Stock-based compensation	5	—	502	—	—	—	502
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at June 30, 2019	26,933	$269	$62,652	6,027	$(91,056)	$780,778	$752,643
Net income	—	—	—	—	—	16,401	16,401
Stock-based compensation, net	6	—	53	—	—	—	53
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at September 30, 2019	26,939	$269	$62,705	6,027	$(91,056)	$796,761	$768,679

2018	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2017	26,859	$269	$58,192	6,027	$(91,056)	$673,940	$641,345
Net income	—	—	—	—	—	11,353	11,353
Exercise of stock options	13	—	306	—	—	—	306
Stock-based compensation	—	—	649	—	—	—	649
Dividend declared—$0.02 per share	—	—	—	—	—	(417)	(417)
Balance at March 31, 2018	26,872	$269	$59,147	6,027	$(91,056)	$684,876	$653,236
Net income	—	—	—	—	—	18,089	18,089
Stock-based compensation	5	—	421	—	—	—	421
Dividend declared—$0.02 per share	—	—	—	—	—	(417)	(417)
Balance at June 30, 2018	26,877	$269	$59,568	6,027	$(91,056)	$702,548	$671,329
Net income	—	—	—	—	—	23,678	23,678
Exercise of stock options	6	—	125	—	—	—	125
Stock-based compensation	—	—	187	—	—	—	187
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at September 30, 2018	26,883	$269	$59,880	6,027	$(91,056)	$725,808	$694,901

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)

Operating Activities:
Net income	$47,594	$53,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,254	12,321
Deferred income taxes	3,044	1,516
Stock-based compensation attributable to equity awards	1,315	1,257
Other	801	(145)
Changes in operating assets and liabilities:
Accounts receivable	(9,516)	(41,706)
Inventories	12,123	(3,641)
Other assets	(878)	120
Trade accounts payable and accrued liabilities	1,431	9,647
Current income taxes receivable / payable	(1,722)	642
Net cash provided by operating activities	67,446	33,131

Investing Activities:
Purchases of property, plant and equipment	(41,251)	(21,242)
Proceeds from sale of assets	22	66
Net cash used in investing activities	(41,229)	(21,176)

Financing Activities:
Borrowings from revolver	—	67,300
Repayments to revolver	—	(67,300)
Proceeds from issuance of common stock, net	568	431
Dividends paid	(1,254)	(1,251)
Net cash used in financing activities	(686)	(820)

Net increase in cash and cash equivalents	25,531	11,135
Cash and cash equivalents at beginning of period	178,405	123,362
Cash and cash equivalents at end of period	$203,936	$134,497
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP other than Securities and Exchange Commission ("SEC") issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those ASUs that are relevant to the Company.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The guidance affects all entities in all industries and applies to a wide variety of financial assets, including trade receivables. The new standard will be effective for the Company beginning January 1, 2020. Early adoption is permitted. ASU 2016-13 permits only a modified retrospective approach without restatement. The Company is still evaluating but does not expect the new standard to impact our financial statements materially.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2019	December 31, 2018

Raw materials	$21,460	$28,455
Work-in-process	33,157	30,529
Finished goods	77,086	88,708
Total Inventory at FIFO cost	131,703	147,692
Adjust to LIFO cost	(41,459)	(45,325)
Inventory, net	$90,244	$102,367
LIFO pools are established at the end of each fiscal year. During the first three quarters of every year, LIFO calculations are based on the inventory levels and costs at that time. Accordingly, interim LIFO balances will fluctuate depending on those inventory levels and costs.
In the third quarter of 2019, LIFO adjustments were recorded, decreasing cost of sales by $4.4 million, versus LIFO adjustments decreasing cost of sales by $9.1 million in the third quarter of 2018. In the first nine months of 2019, LIFO adjustments were recorded, decreasing cost of sales by $3.9 million, versus LIFO adjustments decreasing cost of sales by $5.4 million in the first nine months of 2018.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2019	December 31, 2018

Sales rebates payable	$16,486	$18,565
Property taxes payable	3,168	3,962
Accrued salaries	7,717	8,790
Other accrued liabilities	5,826	5,549
Total accrued liabilities	$33,197	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.2% in the third quarter of 2019 versus 23.3% in the third quarter of 2018, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s tax rate was approximately 23.1% in 2019 and 23.3% in 2018. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2019	2018	2019	2018

Numerator:
Net income	$16,401	$23,678	$47,594	$53,120

Denominator:
Denominator for basic earnings per share – weighted average shares	20,912	20,853	20,896	20,839

Effect of dilutive securities:
Employee stock awards	79	66	89	71

Denominator for diluted earnings per share – weighted average shares	20,991	20,919	20,985	20,910
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 121,413 in 2019 and 166,500 in 2018. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 118,804 in 2019 and 159,537 in 2018. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2019, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.5 million left $148.5 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2019.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of September 30, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2020. The Company did not repurchase any shares of its stock in the nine months ended September 30, 2019 or 2018.

NOTE 8 - CONTINGENCIES

There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. Any such accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility (within the meaning of ASC 450 “Contingencies”) that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, management discloses the additional loss or range of loss.

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

COMEX COPPER CLOSING PRICE 2019

	July 2019	August 2019	September 2019	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
High	$2.74	$2.66	$2.68	$2.74	$2.98
Low	2.62	2.53	2.51	2.51	2.51
Average	2.69	2.57	2.60	2.62	2.74
COMEX COPPER CLOSING PRICE 2018

	July 2018	August 2018	September 2018	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2018
High	$2.93	$2.76	$2.84	$2.93	$3.29
Low	2.69	2.56	2.58	2.56	2.56
Average	2.79	2.69	2.69	2.73	2.98
The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2019 and 2018. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations
Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018
Net sales were $321.2 million in the third quarter of 2019 compared to $340.7 million in the third quarter of 2018. The drop in net sales dollars is primarily the result of a 5.9% decrease in the average selling price of copper wire, offset slightly by a 0.2% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 0.2% increase in unit volume shipped was primarily due to continued strong construction industry demand. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 4.2% in the third quarter of 2019 compared to the third quarter of 2018 and was a driver of the decreased average sales price of copper wire.
Cost of goods sold was $278.2 million, or 86.6% of net sales, in the third quarter of 2019, compared to $286.2 million, or 84.0% of net sales, in the third quarter of 2018. Gross profit decreased to $43.0 million, or 13.4% of net sales, in the third quarter of 2019 from $54.5 million, or 16.0% of net sales, in the third quarter of 2018.
The decrease in gross profit margin percentage was primarily the result of a 9.0% decrease in the copper spread in the third quarter of 2019 versus the third quarter of 2018. The spread decreased as a result of the average sales price per pound of copper sold decreasing 5.9% while the per pound cost of raw copper purchased decreased 4.2%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis. The margin changes were due primarily to the competitive pricing environment in the industry. It should be noted that the spreads in the third quarter of 2018 were the highest in over a decade. In aluminum wire, which represented 7.7% of our net sales in the third quarter of 2019, we continue to enforce our rights under the U.S. trade remedy laws. On October 18, 2019, the U.S. Commerce Department signed its final antidumping (“AD”) and countervailing duty (“CVD”) determinations, resulting in combined AD/CVD duty rates ranging from 81.27 to 218.42 percent for aluminum wire and cable imported from China. The final step in these investigations is a vote from the U.S. International Trade Commission, which is not expected until approximately November 20, 2019.
Total raw materials cost, including the LIFO adjustment, increased to 74.3% of net sales in the third quarter of 2019, from 73.2% of net sales in the third quarter of 2018. Overhead costs increased to 12.3% of net sales in the third quarter of 2019, from 10.8% of net sales in the third quarter of 2018. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2019, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Due primarily to decreases in copper costs and price and volume movements of other materials, a LIFO adjustment was recorded, decreasing cost of sales by $4.4 million during the third quarter of 2019. During the third quarter of 2018, a LIFO adjustment was recorded, decreasing cost of sales by $9.1 million.
Selling expenses, consisting of commissions and freight, for the third quarter of 2019 were $16.5 million, or 5.1% of net sales, compared to $17.5 million, or 5.1% of net sales, in the third quarter of 2018. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs decreased to 2.6% of net sales in the third quarter of 2019 from 2.7% of net sales in the third quarter of 2018. General and administrative (“G&A”) expenses for the third quarter of 2019 were $6.1 million, or 1.9% of net sales, compared to $6.7 million, or 2.0% of net sales, in the third quarter of 2018. The G&A decrease was driven primarily by decreased stock compensation expense, driven primarily by a drop in our stock price driving the mark to market accounting on stock appreciation rights. The net stock compensation expense decreased $1.0 million in the third quarter of 2019 versus the third quarter of 2018. The Company did not record any bad debt expense during the third quarters of 2019 or 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net sales for the first nine months of 2019 were $972.7 million compared to net sales of $969.0 million for the first nine months of 2018. This 0.4% increase in net sales is the result of a 6.0% increase in copper wire unit volume shipped, offset by a 5.8% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 7.3% in the first nine months of 2019 compared to the first nine months of 2018 and was a driver of the decreased average sales price of copper wire.
Cost of goods sold increased to $842.5 million in the first nine months of 2019, compared to $832.5 million in the first nine months of 2018. Gross profit decreased to $130.2 million, or 13.4% of net sales, in the first nine months of 2019 from $136.5 million, or 14.1% of net sales, in the first nine months of 2018.
The gross profit margin percentage decreased primarily as a result of the decrease in the spread between the average price paid for a pound of raw copper and the average sale price for a pound of copper in the first nine months of 2019 versus the first nine months of 2018 due primarily to competitive industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The copper spread decreased 2.8% in the first nine months of 2019 versus the first nine months of 2018. The spread decreased as a result of the 5.8% decrease in the average sales price per copper pound sold while the per pound cost of raw copper decreased 7.3%. In nominal dollars, the sales price decreased more than the cost of copper.
Due primarily to decreases in copper costs and a decrease in copper inventory quantities on hand, and price and volume movements of other materials in the first nine months of 2019, LIFO adjustments were recorded, decreasing cost of sales by $3.9 million. During the same period in 2018, LIFO adjustments were recorded, decreasing cost of sales by $5.4 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2019 decreased to $50.3 million, or 5.2% of net sales, compared to $50.4 million, or 5.2% of net sales, in the same period of 2018. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $0.5 million in concert with the increased sales dollars. Freight costs for the first nine months of 2019 remained at 2.7% of net sales, consistent with the first nine months of 2018. General and administrative expenses were $21.2 million, or 2.2% of net sales, in the first nine months of 2019 compared to $18.2 million, or 1.9% of net sales, in the first nine months of 2018. The G&A increase was driven primarily by increased stock compensation expense, driven primarily by our strong stock price performance driving the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $1.8 million in the first nine months of 2019 versus the first nine months of 2018. The Company did not record any bad debt expense during the first nine months of 2019 and 2018.

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
Cash provided by operating activities was $67.4 million in the first nine months of 2019 compared to $33.1 million in the first nine months of 2018. The following changes in components of cash flow from operations were notable. The Company had net income of $47.6 million in the first nine months of 2019 compared to net income of $53.1 million in the first nine months of 2018. Accounts receivable increased $9.5 million in the first nine months of 2019 compared to $41.7 million in the first nine months of 2018, resulting in a positive change in cash flow of $32.2 million in the first nine months of 2019 versus the first nine months of 2018. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $12.1 million in the first nine months of 2019 compared to increasing $3.6 million in the first nine months 2018 producing a positive swing in cash flow of $15.7 million in 2019 versus 2018. Trade accounts payable and accrued liabilities provided cash of $1.4 million in the first nine months of 2019 versus providing $9.6 million in the first nine months of 2018, resulting in a negative change in cash flow of $8.2 million. In the first nine months of 2019, changes in current and deferred taxes provided cash of $1.3 million versus $2.2 million of cash provided in the first nine months of 2018. These changes in cash flow were the primary drivers of the $34.3 million increase in cash provided by operations in the first nine months of 2019 compared to the first nine months of 2018.
Cash used in investing activities increased to $41.2 million in the first nine months of 2019 from $21.2 million in the first nine months of 2018 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first nine months of 2019 consisted of $1.3 million of cash dividends paid, offset by $0.6 million of proceeds from exercised stock options. These changes in cash flow used $0.7 million cash in financing activities for the first nine months of 2019 versus $0.8 million used in the first nine months of 2018. As of September 30, 2019, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $203.9 million at September 30, 2019 versus $134.5 million at September 30, 2018, as a result of the changes in cash flow discussed above.
During the remainder of 2019, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and address production bottlenecks. The total capital expenditures for all of 2019 associated with these projects are currently estimated to be between $40 million and $45 million. We continue to refine our plans for significant capital expenditures, but these plans remain delayed by issues arising in connection with a proposed new highway project which may bisect our property. The Company also expects its future working capital requirements to fluctuate as a result of changes in unit sales volumes and the price of copper and other raw materials. The Company believes that the current cash balance, cash flow from operations, and the financing available from its revolving credit facility will satisfy anticipated working capital and capital expenditure requirements during 2019.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 30, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 30, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 30, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Frank J. Bilban, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 30, 2019 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 30, 2019	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: October 30, 2019	/s/ FRANK J. BILBAN
Frank J. Bilban Vice President-Finance, Treasurer, Secretary and Chief Financial Officer