Form 10-K
period 2019-12-31
ENCORE WIRE CORP
filed 2020-02-21
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,000,071,726 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 20, 2020: 20,998,461
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)Proxy statement for the 2020 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Encore believes it is a low-cost manufacturer of electrical building wire and cable. The Company is a significant supplier of building wire for interior electrical wiring in commercial and industrial buildings, homes, apartments, manufactured housing, and data centers.
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
Customer Service: Encore is highly focused on responding to customer needs, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving an industry-leading order fill rate and rapidly handling customer orders, shipments, inquiries and returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.
Product Innovation: Encore has been a leader in bringing new ideas to a commodity product. Encore pioneered the widespread use of color feeder sizes of commercial wire and colors in residential non-metallic cable. The colors have improved on-the-job safety, reduced installation times for contractors and enabled building inspectors to rapidly and accurately inspect construction projects. Encore Wire’s patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type. Our spool-free PullPro® is a lightweight, durable case weighing less than thirty pounds that requires no additional tools for a tangle-free wire pull. We believe our Reel Payoff® is the industry's first self-spinning wooden reel, which allows pulling on or off the pallet with no additional tools. Additionally, Encore currently has multiple patents and patent-pending innovations that range from process improvements to packaging solutions.
Low-Cost Production: Encore’s low-cost production capability features an efficient plant design and an incentivized work force.
Efficient Plant Design: Encore’s highly automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.
Incentivized Work Force: The Company has a stock option plan and a stock appreciation rights plan that enhance the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program creating a world-class culture by engaging employees, identifying and eliminating risk, and training employees to be successful. The Company provides a 401(k) retirement savings plan to all employees.
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2, XHHW-2, RHH/RHW-2 and other types of wire products, including tray cable, metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the current-carrying component of the conductor. The principal bases for differentiation among stock-keeping units are product type, conductor type, diameter, insulation, length, color and packaging.

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
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no bad debt expense in 2019, 2018, and 2017. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to Encore’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2019, Encore had 1,380 employees, 1,148 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 81.4% of the dollar value of all raw materials used by the Company during 2019. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2019, the Company’s copper rod fabrication facility manufactured virtually all of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
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
In aluminum wire, which represented 8.1% of our net sales in 2019, we successfully enforced our rights under the U.S. trade remedy laws. As a result of the International Trade Commission’s final affirmative decision, U.S. importers of aluminum wire and cable from China will be required to pay antidumping duties at rates ranging from 47.83% to 52.79%, plus countervailing duties at rates ranging from 33.44% to 165.63%, depending upon the Chinese exporter/supplier.
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
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates from 2020 to 2027, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.

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
Information about our Executive Officers
Information regarding Encore’s executive officers including their respective ages as of February 21, 2020, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	56	Chairman of the Board of Directors, President and Chief Executive Officer

Bret J. Eckert	53	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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
Mr. Eckert has served as Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of Encore since January 2020. He joined the Company in August 2019 as Vice President-Finance. Prior to joining the Company, Bret served as Executive Managing Director for the Houston office of Riveron Consulting LLC, a business advisory firm, from June 2018 to August 2019. Previously he was Senior Vice President and Chief Financial Officer of Atmos Energy Corporation in Dallas for approximately five years. He spent the first twenty-two years of his career with Ernst & Young LLP where he was a partner for ten years.
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
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is significant, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for approximately 69.9%, 73.0% and 69.7% of the costs of goods sold by the Company during 2019, 2018 and 2017, respectively, and the Company expects that copper will continue to account for a significant portion of these costs in the future. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
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
Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, including, Mr. Daniel L. Jones, Chairman, President and Chief Executive Officer, and Mr. Bret J. Eckert, the Company’s Vice President and Chief Financial Officer (neither of whom is bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Construction began to pick up strongly in 2013 after five to seven years of recession, and continued doing well through 2019. Data on remodeling is not as readily available. However, remodeling activity historically trends up when new construction slows down.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 42% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
Changes in Tax Laws
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act is a comprehensive tax reform bill that significantly reforms the Internal Revenue Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments (instead of deductions for depreciation expense over time) and the modification or repeal of many business deductions and credits. While we expect a beneficial impact from the 2017 Tax Act from the reduction in corporate tax rates and immediate deductions for certain new investments, we continue to examine the 2017 Tax Act, as its overall impact is uncertain, and note that certain provisions of the 2017 Tax Act or its interaction with existing law could adversely affect the Company's business and financial condition. The impact of the 2017 Tax Act on our stockholders is also uncertain and could be adverse.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 32 miles north of downtown Dallas. The Company’s facilities are located on a combined site of approximately 445 acres and consist of buildings containing approximately 2.1 million square feet of floor space. The corporate office, plants and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plants and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
For information on the Company’s legal proceedings see Note 9 to the Company’s financial statements included in Item 8 to this report and incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 20, 2020, there were 28 holders of record of the Company’s common stock.
Aside from periodic cash dividends, which the Company currently expects to continue to make consistent with its historical practice, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2021. The Company did not repurchase any shares of its stock in 2019, 2018 or 2017. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	393,500	$42.36	399,800	(2)
(1) Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 50,000 shares of restricted stock that are issued and outstanding.
(2) Represents securities remaining available for issuance under our 2010 Stock Option Plan as of December 31, 2019 that may be granted in the form of unrestricted common stock, restricted common stock, or options to purchase shares of common stock.

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, and the Company’s self-determined peer group (the “Peer Group”)for the five years ended December 31, 2019.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
160.00
140.00
120.00
100.00
80.00
60.00
2014
2015
2016
2017
2018
2019
Encore Wire Corporation
Russell 2000 Index
Peer Group

		As of December 31,
Symbol	Total Return For:	2014	2015	2016	2017	2018	2019
Û	Encore Wire Corporation	100.00	99.52	116.56	131.05	135.39	155.09
☐	Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
r	Peer Group	100.00	82.92	105.43	106.70	68.11	100.81
Notes
(1)Data presented in the performance graph is complete through December 31, 2019.
(2)The Peer Group is self-determined and consists of the following companies: Belden, Inc., Apogee Enterprises, Inc., Quanex Building Products Corporation, Atkore International Group, Inc., and Masonite International Corporation. The performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019, consisted of this peer group. However, the description of the "New Peer Group" included in footnote (3) to the performance graph inadvertently omitted Masonite International Corporation, and inadvertently included Patrick Industries, Inc. and Gibraltar Industries, Inc.
(3)The peer group index uses only the Peer Group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.
(4)Each data line represents annual index levels derived from compounded daily returns that include all dividends.
(5)The index level for all data lines was set to $100.00 on December 31, 2014.

Item 6. Selected Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$1,274,994	$1,288,683	$1,164,248	$940,790	$1,017,622
Cost of goods sold	1,109,023	1,098,961	1,008,073	820,673	880,900
Gross profit	165,971	189,722	156,175	120,117	136,722
Selling, general and administrative expenses	94,442	90,212	76,726	69,351	64,493
Operating income	71,529	99,510	79,449	50,766	72,229
Net interest and other income	4,199	2,174	427	48	155
Income before income taxes	75,728	101,684	79,876	50,814	72,384
Provision for income taxes	17,599	23,534	12,859	16,975	24,779
Net income	$58,129	$78,150	$67,017	$33,839	$47,605
Earnings per common and common equivalent shares – basic	$2.78	$3.75	$3.23	$1.63	$2.30
Weighted average common and common equivalent shares – basic	20,904	20,845	20,767	20,704	20,713
Earnings per common and common equivalent shares – diluted	$2.77	$3.74	$3.21	$1.63	$2.29
Weighted average common and common equivalent shares – diluted	20,990	20,910	20,847	20,773	20,787
Annual dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.08

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Working capital	$473,942	$445,665	$375,353	$325,500	$315,913
Total assets	883,154	818,060	733,975	657,964	628,116
Long-term debt	—	—	—	—	—
Stockholders’ equity	779,096	720,456	641,345	573,109	538,639

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
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management believes that the historical strength of the Company’s growth and earnings is in large part attributable to the following main factors:
•industry-leading order fill rates and responsive customer service
•product innovations and product line expansions based on listening to and understanding customer needs and market trends
•low cost manufacturing operations, resulting from a state-of-the-art manufacturing complex
•low distribution and freight costs due in large part to the “one campus” business model
•a focused management team leading an incentivized work force
•low general and administrative overhead costs, and
•a team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
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
The construction and remodeling industries drive demand for building wire. In 2019, unit sales were up 4.1% in copper wire versus 2018. In 2018, unit sales increased 4.5% in copper wire versus 2017. In 2017, unit sales of copper wire sold increased 5.6% versus 2016.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is significant, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.9%, 73.0% and 69.7% of the Company’s cost of goods sold during 2019, 2018 and 2017, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Historically, the cost of aluminum has been much lower and less volatile than copper. The tables below highlight the range of closing prices of copper on the Comex exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2019

	October 2019	November 2019	December 2019	Quarter Ended Dec. 31, 2019	Year Ended Dec. 31, 2019
High	$2.68	$2.72	$2.86	$2.86	$2.98
Low	2.55	2.62	2.61	2.55	2.51
Average	2.61	2.65	2.77	2.68	2.72
COMEX COPPER CLOSING PRICE 2018

	October 2018	November 2018	December 2018	Quarter Ended Dec. 31, 2018	Year Ended Dec. 31, 2018
High	$2.82	$2.80	$2.80	$2.82	$3.29
Low	2.66	2.68	2.63	2.63	2.56
Average	2.76	2.75	2.72	2.75	2.92
COMEX COPPER CLOSING PRICE 2017

	October 2017	November 2017	December 2017	Quarter Ended Dec. 31, 2017	Year Ended Dec. 31, 2017
High	$3.22	$3.17	$3.29	$3.29	$3.29
Low	2.94	3.04	2.92	2.92	2.48
Average	3.10	3.09	3.10	3.10	2.81
COMEX COPPER CLOSING PRICE 2019 by Quarter

	Quarter Ended Mar. 31, 2019	Quarter Ended June 30, 2019	Quarter Ended Sept. 30, 2019	Quarter Ended Dec. 31, 2019	Year Ended Dec. 31, 2019
High	$2.96	$2.98	$2.74	$2.86	$2.98
Low	2.57	2.63	2.51	2.55	2.51
Average	2.81	2.78	2.62	2.68	2.72

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	60.8%	62.3%	60.3%
Other raw materials	14.0%	12.8%	12.9%
Depreciation	1.2%	1.1%	1.2%
Labor and overhead	11.0%	9.6%	10.5%
LIFO adjustment	—%	(0.5)%	1.7%
	87.0%	85.3%	86.6%

Gross profit	13.0%	14.7%	13.4%
Selling, general and administrative expenses	7.4%	7.0%	6.6%
Operating income	5.6%	7.7%	6.8%
Net interest and other income	0.4%	0.2%	0.1%

Income before income taxes	6.0%	7.9%	6.9%
Provision for income taxes	1.4%	1.8%	1.1%

Net income	4.6%	6.1%	5.8%
The following discussion and analysis relate to factors that have affected the operating results of the Company for the years ended December 31, 2019, 2018 and 2017. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Net sales were $1.275 billion in 2019 compared to $1.289 billion in 2018 and $1.164 billion in 2017. The 1.1% decrease in net sales dollars in 2019 versus 2018 is primarily the result of a 2.0% decrease in copper wire sales. Sales dollars were driven lower primarily by a 5.8% decrease in average selling price of copper wire, partially offset by a 4.1% increase in copper wire pounds shipped. Average selling prices for wire sold were primarily driven lower by falling copper commodity prices.
In the fourth quarter of 2019, net sales dollars decreased 5.5% versus the fourth quarter of 2018. The decrease in net sales was due to a 7.3% decrease in copper net sales, driven by an average selling price decrease of 5.8% in copper wire, coupled with a 1.6% decrease in unit sales volume of copper in the fourth quarter of 2019 versus the fourth quarter of 2018. Net income dropped 57.9% in fourth quarter of 2019 versus the fourth quarter of 2018, fueled by an 11.2% decrease in copper wire spreads. It should be noted that the spreads in the fourth quarter of 2018 were the highest in over a decade.
On a sequential quarter comparison, net sales dollars in the fourth quarter of 2019 decreased 5.9% versus the third quarter of 2019, due primarily to an 8.1% decrease in copper wire unit volumes, offset slightly by a 1.0% increase the average selling price of copper wire. Unit sales generally decline in the fourth quarter.
Comparing the full year of 2019 to 2018, the decrease in gross profit margin percentage was primarily the result of a decrease in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper. The copper spread decreased 4.9%. The spread decreased as a result of the 5.8% decrease in the average sales price per copper pound sold in building wire while the per pound cost of raw copper decreased 6.2%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Comparing the full year of 2018 to 2017, the increase in gross profit margin percentage was primarily the result of an increase in the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper in 2018 versus 2017, due primarily to improved industry pricing. Fluctuations in sales prices are primarily a result of changing copper raw material prices and product price competition. The increased margins were due primarily to the competitive pricing environment in the building wire industry. We believe that a strong construction environment in the United States during the year helped the building wire industry increase margin through price increases during 2018. As the number two player in the industry, the Company tried to lead or quickly follow prices up. However, a financially stressed competitor who had been acting erratically in the aluminum wire market, was purchased by a large foreign based company. This competitor had previously appeared to readily follow pricing downward from some imported aluminum wire. For aluminum products, which represented 7.3% of net sales in 2018, the Company has encountered significant price-based import competition from aluminum wire imports from China, which are sold through U.S. based distributors. In September 2018, the Company joined with another U.S. producer in filing petitions with the U.S. Commerce Department and International Trade Commission (ITC), requesting that they investigate whether aluminum wire and cable imports into the United States are being illegally dumped and subsidized. The Commerce Department initiated these investigations in October 2018, and the ITC issued preliminary affirmative determinations in November 2018. As a result of the International Trade Commission’s final affirmative decision in November 2019, U.S. importers of aluminum wire and cable from China will be required to pay antidumping duties at rates ranging from 47.83% to 52.79%, plus countervailing duties at rates ranging from 33.44% to 165.63%, depending upon the Chinese exporter/supplier. The copper spread increased 9.8% in 2018 versus 2017. The spread increased as a result of the 7.0% increase in the average sales price per copper pound sold in building wire while the per pound cost of raw copper increased 5.7%. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition.
Cost of goods sold was $1.109 billion in 2019, compared to $1.099 billion in 2018 and $1.008 billion in 2017. The copper costs included in cost of goods sold were $775.0 million in 2019 compared to $802.7 million in 2018 and $702.6 million in 2017. Copper costs as a percentage of net sales were 60.8% in 2019 compared to 62.3% in 2018 and 60.3% in 2017. The decrease from 2018 to 2019 of copper costs as a percentage of net sales was due to copper costs decreasing 6.2%. As noted above, copper costs are the largest component of costs and therefore the most significant driver of sales prices of copper wire. Accordingly, the decrease in copper prices in 2019 caused most of the other costs to increase slightly in terms of their percentage of net sales dollars. The cost of other raw materials as a percentage of net sales increased from 12.9% in 2017 and 12.8% in 2018 to 14.0% in 2019. Material cost percentages in 2019 were decreased by a marginal LIFO credit (income), and decreased in 2018 by a 0.5% LIFO credit (income), and also increased in 2017 by a 1.7% LIFO debit (expense). Adding the LIFO adjustment to the cost of copper and other materials, the total materials cost in 2019 was 74.8% of net sales versus 74.6% in 2018 and 74.9% in 2017.

Depreciation, labor and overhead costs as a percentage of net sales were 12.2% in 2019 compared to 10.7% in 2018 and 11.7% in 2017. The percentage changes of depreciation, labor and overhead costs are due primarily to the changes in copper driven sales dollars providing the denominator by which these costs are divided. These changes in percentages are also somewhat due to the fact that depreciation, labor and overhead costs have fixed and semi-fixed components that do not vary directly with sales dollars or unit volumes.
Inventories consist of the following at December 31 (in thousands):

	2019	2018	2017
Raw materials	$25,882	$28,455	$32,928
Work-in-process	25,381	30,529	22,753
Finished goods	83,222	88,708	88,497
Total	134,485	147,692	144,178
Adjust to LIFO cost	(44,801)	(45,325)	(51,813)
Inventory	$89,684	$102,367	$92,365
The quantity of total copper inventory on hand decreased somewhat in 2019, compared to 2018. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. These factors resulted in the 2019 year-end inventory value of all inventories using the LIFO method being $44.8 million less than the FIFO value, and the 2019 year-end LIFO reserve balance being $0.5 million lower than at the end of 2018. This resulted in a LIFO adjustment decreasing cost of sales by $0.5 million in 2019.
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

Gross profit was $166.0 million, or 13.0% of net sales, in 2019 compared to $189.7 million, or 14.7% of net sales, in 2018 and $156.2 million, or 13.4% of net sales, in 2017. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $66.0 million in 2019, $67.0 million in 2018 and $55.0 million in 2017. As a percentage of net sales, selling expenses were 5.2% in 2019 versus 5.2% in 2018 and 4.7% in 2017. General and administrative expenses, as a percentage of net sales, were 2.2% in 2019 versus 1.8% in 2018 and 1.9% in 2017. Accounts receivable write-offs were $230,000 in 2019, $0 in 2018 and $11,000 in 2017. The Company did not increase the bad debt reserve in 2019, 2018 and 2017.
Net interest and other income was $4.2 million in 2019, $2.2 million in 2018 and $0.4 million in 2017. The increase in 2019 reflects higher cash balances used for our purchase of certificates of deposit during the year and the resulting interest earned.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The impact of the 2017 Tax Act on the Company's tax accruals of $13.5 million was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

Our effective tax rate was 23.2% in 2019, 23.1% in 2018 and 16.1% in 2017. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to changes in tax laws and state taxes. The provisional favorable impact of the 2017 Tax Act reduced the 2017 effective tax rate by 16.9%. The domestic production activity deduction reduced the effective tax rate by approximately 3.1% in 2017. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
As a result of the foregoing factors, the Company’s net income was $58.1 million in 2019, $78.2 million in 2018 and $67.0 million in 2017.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$106,121	$81,590	$48,013
Net cash used in investing activities	(52,456)	(26,065)	(20,690)
Net cash provided by (used in) financing activities	(1,105)	(482)	286
Net increase in cash and cash equivalents	$52,560	$55,043	$27,609
Annual dividends paid	$1,673	$1,668	$1,661
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
At December 31, 2019 and 2018, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2019, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.5 million left $148.5 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2019.
The Company paid interest totaling $0.2 million, $0.3 million and $0.2 million in 2019, 2018 and 2017, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2021. The Company did not repurchase any shares of its stock in 2019, 2018 or 2017. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Net cash provided by operations increased $24.5 million to $106.1 million in 2019 compared to $81.6 million in 2018 and $48.0 million in 2017. The increase in cash provided by operations of $24.5 million in 2019 versus 2018 was due to several factors. Net income decreased to $58.1 million in 2019 from $78.2 million in 2018. Accounts receivable decreased in 2019, resulting in cash provided of $12.3 million versus cash used of $6.5 million in 2018, an increase in operating cash flow of $18.8 million. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in inventory resulted in cash provided of $12.7 million in 2019 versus cash used of $10.0 million in 2018, a $22.7 million increase in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $2.0 million in 2019 versus cash provided of $0.2 million in 2018, a positive swing of $1.8 million. These changes in cash flow were the primary drivers of the $24.5 million increase in net cash flow provided by operations in 2019 versus 2018.
Net cash provided by operations was $81.6 million in 2018 compared to $48.0 million in 2017. The increase in cash provided by operations of $33.6 million in 2018 versus 2017 was due to several factors. The Company had increased net income of $78.2 million in 2018 versus $67.0 million of net income in 2017. Accounts receivable increased in 2018, resulting in cash used of $6.5 million versus cash used of $44.0 million in 2017, an increase in operating cash flow of $37.5 million. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in current and deferred taxes resulted in $1.3 million of cash provided in 2018 versus cash used of $17.0 million in 2017, a positive swing of $18.3 million in 2018 versus 2017. Changes in inventory resulted in cash used of $10.0 million in 2018 versus cash provided of $0.9 million in 2017, a $10.9 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $0.2 million in 2018 versus cash provided of $25.0 million in 2017, a negative swing of $24.8 million. These changes in cash flow were the primary drivers of the $33.6 million increase in net cash flow provided by operations in 2018 versus 2017.
Net cash used in investing activities was $52.5 million in 2019 versus $26.1 million in 2018 and $20.7 million in 2017. In 2019 and 2018, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company. In 2017, capital expenditures were used primarily for the expansion of an existing wire plant and the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $1.1 million in 2019 consisted primarily of dividend payments of $1.7 million, partially offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $0.5 million in 2018 consisted primarily of $1.7 million in dividend payments offset by

$1.2 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash provided by financing activities of $0.3 million in 2017 consisted primarily of $1.7 million in dividend payments, offset by $1.9 million proceeds from issuance of Company stock related to employees exercising stock options.
We recently announced our continued expansion plans, which we expect to proceed in two phases. Phase one will begin late in the first quarter of 2020 with the construction of a new 720,000 square foot facility located at the north end of our existing campus. This facility will act as a service center, modernizing our logistics to allow for increased throughput and provide the bandwidth necessary to capture incremental sales volumes. Phase one will allow us to compete at a higher level in the marketplace while further strengthening our industry-leading customer service and order fill rates. We expect to complete construction in the second quarter of 2021. Phase two of our expansion plans will commence following phase one and will focus on repurposing our existing distribution center to expand manufacturing capacity significantly and extend our market reach. Phase two completion is anticipated in 2022. We anticipate total capital expenditures to range from $85 - $95 million in 2020, $70 - $90 million in 2021, and $60 - $80 million in 2022. Our strong balance sheet and ability to generate high levels of operating cash flow consistently should provide ample allowance to fund planned capital expenditures.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2019.

	Payments Due by Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations	$63,836	$63,836	—	—	—
Note:  Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $12.4 million of capital equipment and construction purchase orders open as of December 31, 2019.
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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper, aluminum and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2019, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
The Company has a minimal number of leases, all of which are classified as operating. As a result of the adoption of ASU No. 2016-02, “Leases (Topic 842),” on January 1, 2019, and as of December 31, 2019, the Company recorded less than $1.0 million of right of use assets which are included in other non-current assets, and less than $1.0 million of total current and non-current lease liabilities, which are included in accounts payable and other non-current liabilities.  We will evaluate any future lease commitments in conformance with ASU No. 2016-02.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The guidance affects all entities in all industries and applies to a wide variety of financial assets, including trade receivables. The new standard will be effective for the Company beginning January 1, 2020. ASU 2016-13 permits only a modified retrospective approach without restatement. The effect of our adopting the new standard will not impact our financial statements materially.
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
Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:
•fluctuations in the global and national economy
•fluctuations in the level of activity in the construction industry, including remodeling
•demand for the Company’s products
•the impact of price competition on the Company’s margins
•fluctuations in the price of copper, aluminum and other key raw materials
•the loss of key manufacturers’ representatives who sell the Company’s product line
•fluctuations in utility costs, especially electricity and natural gas, and freight costs
•fluctuations in insurance costs and the availability of coverage of various types
•weather related disasters at the Company’s and/or key vendor’s operating facilities
•stock price fluctuations due to “stock market expectations” and other external variables
•unforeseen future legal issues and/or government regulatory changes
•changes in tax laws
•patent and intellectual property disputes, and
•fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.
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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2019, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2021, with interest payments due quarterly. At December 31, 2019, the balance outstanding under the Credit Agreement was zero.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2019 and 2018, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of inventories
Description of the Matter	At December 31, 2019, the Company’s inventory balance was $89.7 million. As discussed in Notes 1 and 2 to the financial statements, inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at each month end.

Auditing management’s calculation to adjust the FIFO inventory balances to LIFO was challenging due to the complexities of the manual calculations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s calculation of the adjustments to convert FIFO inventory balances to LIFO, including controls over management’s review of the manual calculations described above.

To test the LIFO inventory balance, we performed audit procedures that included, among others, assessing methodologies and testing the underlying data used in the Company’s calculation to adjust the FIFO inventory balances to LIFO. We also tested the mathematical accuracy of the Company’s calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1990.
Dallas, Texas
February 21, 2020

Encore Wire Corporation
Balance Sheets
As of December 31, 2019 and 2018
(In thousands, except share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$230,965	$178,405
Accounts receivable, net of allowance of $1,801 and $2,030	223,098	235,353
Inventories	89,684	102,367
Income taxes receivable	3,602	1,389
Prepaid expenses and other	1,889	1,723
Total current assets	549,238	519,237

Property, plant and equipment – at cost:
Land and land improvements	52,354	51,169
Construction-in-progress	49,847	24,623
Buildings and improvements	152,536	151,758
Machinery and equipment	334,204	314,175
Furniture and fixtures	10,926	9,687
Total property, plant and equipment	599,867	551,412

Accumulated depreciation	(266,688)	(252,754)
Property, plant and equipment – net	333,179	298,658

Other assets	737	165
Total assets	$883,154	$818,060

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$40,509	$36,706
Accrued liabilities	34,787	36,866
Total current liabilities	75,296	73,572

Deferred income taxes and other	28,762	24,032

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,939,403 and 26,906,603	269	269
Additional paid-in capital	63,009	60,822
Treasury stock, at cost – 6,027,455 and 6,027,455 shares	(91,056)	(91,056)
Retained earnings	806,874	750,421
Total stockholders’ equity	779,096	720,456
Total liabilities and stockholders’ equity	$883,154	$818,060
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except per share data)

	2019	2018	2017
Net sales	$1,274,994	$1,288,683	$1,164,248
Cost of goods sold	1,109,023	1,098,961	1,008,073
Gross profit	165,971	189,722	156,175

Selling, general and administrative expenses	94,442	90,212	76,726
Operating income	71,529	99,510	79,449

Net interest and other income	4,199	2,174	427
Income before income taxes	75,728	101,684	79,876

Provision for income taxes	17,599	23,534	12,859
Net income	$58,129	$78,150	$67,017
Earnings per common and common equivalent share – basic	$2.78	$3.75	$3.23
Earnings per common and common equivalent share – diluted	$2.77	$3.74	$3.21
Weighted average common and common equivalent shares outstanding – basic	20,904	20,845	20,767
Weighted average common and common equivalent shares outstanding – diluted	20,990	20,910	20,847
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance at January 1, 2017	26,763	$268	$55,311	$(91,056)	$608,586	$573,109
Net income	—	—	—	—	67,017	67,017
Exercise of stock options	91	1	1,926	—	—	1,927
Stock-based compensation	5	—	955	—	—	955
Dividend declared—$0.08 per share	—	—	—	—	(1,663)	(1,663)
Balance at December 31, 2017	26,859	269	58,192	(91,056)	673,940	641,345
Net income	—	—	—	—	78,150	78,150
Exercise of stock options	42	—	1,186	—	—	1,186
Stock-based compensation	5	—	1,444	—	—	1,444
Dividend declared—$0.08 per share	—	—	—	—	(1,669)	(1,669)
Balance at December 31, 2018	26,906	269	60,822	(91,056)	750,421	720,456
Net income	—	—	—	—	58,129	58,129
Exercise of stock options	22	—	568	—	—	568
Stock-based compensation	11	—	1,619	—	—	1,619
Dividend declared—$0.08 per share	—	—	—	—	(1,676)	(1,676)
Balance at December 31, 2019	26,939	$269	$63,009	$(91,056)	$806,874	$779,096
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Operating Activities
Net income	$58,129	$78,150	$67,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,707	16,513	15,684
Deferred income taxes	3,376	3,033	(12,974)
Stock-based compensation attributable to equity awards	1,619	1,444	955
Other	754	(187)	(587)
Changes in operating assets and liabilities:
Accounts receivable	12,255	(6,468)	(44,030)
Inventories	12,683	(10,002)	909
Other assets	(229)	627	58
Trade accounts payable and accrued liabilities	2,040	165	25,004
Current income taxes receivable / payable	(2,213)	(1,685)	(4,023)
Net cash provided by operating activities	106,121	81,590	48,013

Investing Activities
Purchases of property, plant and equipment	(52,484)	(26,181)	(21,754)
Proceeds from sale of assets	28	116	1,064
Net cash used in investing activities	(52,456)	(26,065)	(20,690)

Financing Activities
Deferred financing fees	—	—	(1)
Borrowings from revolver	—	67,300	—
Repayments to revolver	—	(67,300)	—
Proceeds from issuance of common stock, net	568	1,186	1,948
Dividends paid	(1,673)	(1,668)	(1,661)
Excess tax benefits of options exercised	—	—	—
Net cash provided by (used in) financing activities	(1,105)	(482)	286

Net increase in cash and cash equivalents	52,560	55,043	27,609
Cash and cash equivalents at beginning of period	178,405	123,362	95,753
Cash and cash equivalents at end of period	$230,965	$178,405	$123,362
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2019
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
Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. Copper accounted for 69.9%, 73.0% and 69.7% of the cost of goods sold during 2019, 2018 and 2017, respectively. The price of copper fluctuates, depending on general economic conditions and in relation to supply and demand and other factors, and has caused monthly variations in the cost of copper purchased by the Company. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $33.9 million, $35.1 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
At December 31, 2019 and 2018, the carrying value of cash and cash equivalents, excluding certificates of deposit, approximated fair value, a Level 1 measurement. At December 31, 2019 and 2018, the carrying value of the Company’s certificates of deposit totaling $161.3 million and $100.7 million, respectively, approximated fair value, a Level 2 measurement.
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

Allowance for Losses Progression (In Thousands)	2019	2018	2017
Beginning balance January 1	$2,030	$2,028	$2,036
Write-offs of bad debts	(230)	—	(11)
Collection of previous write-offs	1	2	3
Ending balance at December 31	$1,801	$2,030	$2,028
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018, the Company’s cash equivalents consisted of investments in money market accounts and certificates of deposit with the Company’s banks.
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

Earnings Per Share
Earnings per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effects of stock awards, which are common stock equivalents, are calculated using the treasury stock method.
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
The Company has a minimal number of leases, all of which are classified as operating. As a result of the adoption of ASU No. 2016-02, “Leases (Topic 842),” on January 1, 2019, and as of December 31, 2019, the Company recorded less than $1.0 million of right of use assets which are included in other non-current assets, and less than $1.0 million of total current and non-current lease liabilities, which are included in accounts payable and other non-current liabilities.  We will evaluate any future lease commitments in conformance with ASU No. 2016-02.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The guidance affects all entities in all industries and applies to a wide variety of financial assets, including trade receivables. The new standard will be effective for the Company beginning January 1, 2020. ASU 2016-13 permits only a modified retrospective approach without restatement. The effect of our adopting the new standard will not impact our financial statements materially.
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2019	2018
Raw materials	$25,882	$28,455
Work-in-process	25,381	30,529
Finished goods	83,222	88,708
Total	134,485	147,692
Adjust to LIFO cost	(44,801)	(45,325)
Inventory	$89,684	$102,367
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.

3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2019	2018
Sales rebates payable	$16,622	$18,565
Property taxes payable	4,011	3,962
Accrued salaries	7,924	8,790
Other accrued liabilities	6,230	5,549
Total accrued liabilities	$34,787	$36,866

4. Debt
At December 31, 2019 and 2018, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at the Company's request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2019, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.5 million left $148.5 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2019.
The Company paid interest totaling $0.2 million, $0.3 million and $0.2 million in 2019, 2018 and 2017, respectively, none of which was capitalized.
5. Income Taxes
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The impact of the 2017 Tax Act on the Company's tax accruals of $13.5 million was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.
The provisions for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2019	2018	2017
Current:
Federal	$12,675	$18,523	$24,421
State	1,549	1,978	1,411
Deferred:
Federal	3,260	2,603	(13,289)
State	115	430	316
Total income tax expense	$17,599	$23,534	$12,859
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2019	2018	2017
Amount computed using the statutory rate	$15,903	$21,354	$27,956
State income taxes, net of federal tax benefit	1,314	1,903	1,166
Qualified domestic production activity deduction	—	—	(2,464)
Effect of 2018 deferred rate change	—	—	(13,463)
Other	382	277	(336)
Total income tax expense	$17,599	$23,534	$12,859
The domestic production activity deduction reduced the Company’s effective tax rate 3.1% in 2017. The 2017 Tax Act eliminated the qualified domestic production activities deduction beginning in 2018.
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2019	2018
Depreciation	$(27,547)	$(23,559)
Inventory	(1,970)	(2,650)
Allowance for doubtful accounts	406	457
Uniform capitalization rules	265	470
Other	1,438	1,250
Net deferred income tax liability	$(27,408)	$(24,032)
The Company made income tax payments of $16.4 million in 2019, $22.3 million in 2018 and $30.0 million in 2017.
The Company was audited by the IRS for the year 2015. The audit concluded with no adjustments. The Company’s federal income tax returns for the years subsequent to December 31, 2015 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company has no reserves for uncertain tax positions as of December 31, 2019 and 2018. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.
6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2019	2018	2017
Stock options	$635	$1,209	$738
Stock appreciation rights (“SARs”)	2,906	894	1,543
Restricted Stock Awards	907	—	—
Stock grants	269	235	217
Total stock-based compensation expense	$4,717	$2,338	$2,498
In 2010, the Board of Directors adopted a new stock option plan called the Encore Wire 2010 Stock Option Plan (As Amended and Restated Effective February 20, 2017) (the “2010 Stock Option Plan”) which was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. The 2010 Stock Option Plan permits the granting of securities in the form of unrestricted common stock, restricted common stock or options to purchase shares of common stock, to non-employee directors, officers and employees of the Company. The 2010 Stock Option Plan expired on February 20, 2020. We expect that a new equity incentive plan will be proposed in the Company's proxy statement to be voted on at the annual meeting of stockholders to be held on May 5, 2020. As of December 31, 2019, 399,800 securities remained available for grant in the form of unrestricted common stock, restricted common stock or options to purchase shares of common stock under the 2010 Stock Option Plan.
Stock Options:
No stock option awards were granted in 2019. The Company granted stock option awards in 2018 and 2017 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option granted under the 2010 Stock Option Plan is ten years. New shares are issued upon the exercise of options.

The following presents a summary of stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2019	415,000	$41.53
Exercised	(21,500)	26.39
Outstanding at December 31, 2019	393,500	$42.36	6.2 years	$5,918
Vested and exercisable at December 31, 2019	209,700	$40.21	5.2 years	$3,604
No stock option awards were granted in 2019. The fair value of stock options granted in the years ended December 31, 2018 and 2017, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.36%	1.84%
Expected dividend yield	0.16%	0.19%
Expected volatility	31.40%	30.80%
Expected lives	5.0 years	5.0 years
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
During the years ended December 31, 2018 and 2017, the weighted average grant date fair value of options granted was $15.95 and $12.46, respectively. During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of options exercised was $0.7 million, $0.9 million and $2.2 million, respectively. As of December 31, 2019, total unrecognized compensation cost related to non-vested stock options of $1.3 million was expected to be recognized over a weighted average period of 2.6 years.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balance was $3.1 million and $2.3 million at December 31, 2019 and 2018, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2019, a total of 565,300 SARs were outstanding under the 2014 SARs Plan.

The following presents a summary of SARs activity for the year ended December 31, 2019:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2019	471,100	$44.56
Granted	230,500	52.07
Exercised	(119,900)	41.51
Forfeited/Canceled	(16,400)	47.56
Outstanding at December 31, 2019	565,300	$48.18	8.0 years	$5,217
Vested and exercisable at December 31, 2019	68,400	$44.34	6.4 years	$893
The fair value of SARs granted during the years ended December 31, 2019, 2018 and 2017, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.62%	2.53%	2.01%
Expected dividend yield	0.14%	0.16%	0.16%
Expected volatility	28.46%	30.83%	31.90%
Expected lives	3.0 years	3.0 years	3.2 years
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
During the years ended December 31, 2019, 2018 and 2017, the weighted average grant date fair value of SARs granted was $17.19, $14.94 and $16.09, respectively, and the total intrinsic value of SARs exercised was $2.1 million, $1.1 million, and $0.3 million, respectively. As of December 31, 2019, total unrecognized compensation cost related to non-vested SARs of $5.9 million was expected to be recognized over a weighted average period of 3.2 years.
Restricted Stock Awards:
During the year ended December 31, 2019, the Company granted 60,000 shares of restricted stock to employees pursuant to the 2010 Stock Option Plan, with a weighted grant date fair value of $54.49 per share. There were no restricted shares issued in either 2018 or 2017. As of December 31, 2019, there was $2.3 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of shares vested during the year ending December 31, 2019 was $0.5 million.
The following presents a summary of restricted stock activity for the year ended December 31, 2019:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2019	—	—
Granted	60,000	$54.49
Vested	(10,000)	51.94
Forfeited/Canceled	—	—
Unvested at December 31, 2019	50,000	$55.00

Stock Grants:
In June 2019, the Company granted 1,000 shares of stock to each of the 5 non-employee directors pursuant to the 2010 Stock Option Plan with a grant date fair value of $53.81 per share. In May 2018, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $46.95 per share. In May 2017, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $43.40 per share
7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2019	2018	2017
Numerator:
Net income	$58,129	$78,150	$67,017

Denominator:
Denominator for basic earnings per share – weighted average shares	20,904	20,845	20,767

Effect of dilutive securities:
Employee stock awards	86	65	80

Denominator for diluted earnings per share – weighted average shares	20,990	20,910	20,847
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2019	2018	2017
Weighted average anti-dilutive stock options	118	181	125

Weighted average exercise price per share	$51.05	$50.20	$45.74

8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2019, 1,132,946 shares remained authorized for repurchase through March 31, 2021. The Company did not repurchase any shares of its stock in 2019, 2018 or 2017. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
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
10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $2.5 million, $2.1 million and $1.9 million in 2019, 2018 and 2017, respectively.
11. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
2019	March 31	June 30	September 30	December 31
Net sales	$314,707	$336,866	$321,169	$302,252
Gross profit	41,326	45,910	42,988	35,747
Net income	13,411	17,782	16,401	10,535
Earnings per common share – basic	0.64	0.85	0.78	0.50
Earnings per common share – diluted	0.64	0.85	0.78	0.50

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Net sales	$291,431	$336,793	$340,732	$319,727
Gross profit	37,494	44,497	54,505	53,226
Net income	11,353	18,089	23,678	25,030
Earnings per common share – basic	0.54	0.87	1.14	1.20
Earnings per common share – diluted	0.54	0.86	1.13	1.20

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2019. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on Internal Control over Financial Reporting
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Encore Wire Corporation as of December 31, 2019 and 2018, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
February 21, 2020

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and “Delinquent Section 16(a) Reports” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2020 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2020, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2020 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2020 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 5, 2020, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this report:
(1)Financial Statements included in Item 8 of this Annual Report on Form 10-K; and
(2)Financial statement schedules have been omitted because they are not applicable or the information required therein is included in the financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.
(3)The exhibits required by Item 601 of Regulation S-K are set forth below:

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

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and incorporated herein by reference).

4.2	Description of Registrant's Securities

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

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 21, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 21, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 21, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 21, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
*  Management contract or compensatory plan
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2020	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Daniel L. Jones

/s/ BRET J. ECKERT	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020
Bret J. Eckert

/s/ DONALD E. COURTNEY	Director	February 21, 2020
Donald E. Courtney

/s/ GREGORY J. FISHER	Director	February 21, 2020
Gregory J. Fisher

/s/ WILLIAM R. THOMAS	Director	February 21, 2020
William R. Thomas

/s/ SCOTT D. WEAVER	Director	February 21, 2020
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 21, 2020
John H. Wilson