Form 10-Q
period 2020-03-31
ENCORE WIRE CORP
filed 2020-04-30
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of April 29, 2020: 20,557,211

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$206,838	$230,965
Accounts receivable, net of allowance of $2,501 and $1,801	224,123	223,098
Inventories, net	90,568	89,684
Income tax receivable	446	3,602
Prepaid expenses and other	4,003	1,889
Total current assets	525,978	549,238

Property, plant and equipment - at cost:
Land and land improvements	60,648	52,354
Construction-in-progress	42,824	49,847
Buildings and improvements	152,723	152,536
Machinery and equipment	341,896	334,204
Furniture and fixtures	11,796	10,926
Total property, plant and equipment	609,887	599,867
Accumulated depreciation	(270,223)	(266,688)
Property, plant and equipment - net	339,664	333,179

Other assets	704	737
Total assets	$866,346	$883,154

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$34,062	$40,509
Accrued liabilities	23,646	34,787
Total current liabilities	57,708	75,296

Deferred income taxes and other	31,466	28,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 26,946,916 and 26,939,403	269	269
Additional paid-in capital	63,469	63,009
Treasury stock, at cost – 6,466,567 and 6,027,455 shares	(111,636)	(91,056)
Retained earnings	825,070	806,874
Total stockholders’ equity	777,172	779,096
Total liabilities and stockholders’ equity	$866,346	$883,154
Note: The balance sheet at December 31, 2019, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)

Net sales	$302,794	$314,707
Cost of goods sold	257,021	273,381
Gross profit	45,773	41,326

Selling, general, and administrative expenses	22,290	24,999
Operating income	23,483	16,327

Net interest and other income	884	1,079
Income before income taxes	24,367	17,406

Provision for income taxes	5,760	3,995
Net income	$18,607	$13,411
Earnings per common and common equivalent share – basic	$0.89	$0.64
Earnings per common and common equivalent share – diluted	$0.89	$0.64
Weighted average common and common equivalent shares outstanding – basic	20,792	20,884
Weighted average common and common equivalent shares outstanding – diluted	20,851	20,983
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	6,027	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	439	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	6,466	$(111,636)	$825,070	$777,172

2019	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)

Operating Activities:
Net income	$18,607	$13,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,571	4,344
Deferred income taxes	2,719	48
Stock-based compensation attributable to equity awards	460	760
Other	530	(49)
Changes in operating assets and liabilities:
Accounts receivable	(1,725)	3,883
Inventories	(884)	775
Other assets	(2,127)	724
Trade accounts payable and accrued liabilities	(16,302)	(16,437)
Current income taxes receivable / payable	3,156	3,947
Net cash provided by operating activities	9,005	11,406

Investing Activities:
Purchases of property, plant and equipment	(12,224)	(11,872)
Proceeds from sale of assets	90	22
Net cash used in investing activities	(12,134)	(11,850)

Financing Activities:
Purchase of treasury stock	(20,580)	—
Proceeds from issuance of common stock, net	—	431
Dividends paid	(418)	(418)
Net cash provided by (used in) financing activities	(20,998)	13

Net decrease in cash and cash equivalents	(24,127)	(431)
Cash and cash equivalents at beginning of period	230,965	178,405
Cash and cash equivalents at end of period	$206,838	$177,974
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Additionally, in March 2020 the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this, and although operations were not materially affected by the COVID-19 outbreak during the first quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The guidance affects all entities in all industries and applies to a wide variety of financial assets, including trade receivables. We adopted this new standard January 1, 2020 and applied a loss rate model to compute the expected credit loss allowance of our short-term trade receivable balances, which we concluded are representative of one collective pool. This method is based on relevant information from past events, including historical experiences, current conditions, and reasonable and supportable forecasts that affect collectability. Our evaluation of the new standard concluded that it had no material impact on our financial statements.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2020	December 31, 2019

Raw materials	$21,428	$25,882
Work-in-process	21,406	25,381
Finished goods	82,908	83,222
Total Inventory at FIFO cost	125,742	134,485
Adjust to LIFO cost	(35,174)	(44,801)
Inventory, net	$90,568	$89,684
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2020, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the first quarter of 2020, LIFO adjustments were recorded, decreasing cost of sales by $9.6 million, versus LIFO adjustments increasing cost of sales by $3.8 million in the first quarter of 2019.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2020	December 31, 2019

Sales rebates payable	$11,759	$16,622
Property taxes payable	1,019	4,011
Accrued salaries	5,588	7,924
SAR Liability	2,041	3,087
Other accrued liabilities	3,239	3,143
Total accrued liabilities	$23,646	$34,787

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.6% in the first quarter of 2020 versus 23.0% in the first quarter of 2019, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
In Thousands	2020	2019

Numerator:
Net income	$18,607	$13,411

Denominator:
Denominator for basic earnings per share – weighted average shares	20,792	20,884

Effect of dilutive securities:
Employee stock awards	59	99

Denominator for diluted earnings per share – weighted average shares	20,851	20,983
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the first quarter was 240,786 in 2020 and 117,500 in 2019. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2020, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.5 million left $148.5 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2020.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of March 31, 2020, 693,834 shares remained authorized for repurchase through March 31, 2021. The Company repurchased 439,112 shares of its stock in the three months ended March 31, 2020 versus no shares in the three months ended March 31, 2019.
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
As discussed in Note 1, in the notes to the financial statements, the duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. Some of our distributors as well as the end users of our products are experiencing varying levels of disruption related to this crisis. Developments surrounding the COVID-19 global pandemic are changing daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.9%, 73.0%, and 69.7% of the Company’s cost of goods sold during fiscal 2019, 2018 and 2017, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to raising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on a per pound basis on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2020

	January 2020	February 2020	March 2020	Three Months Ended March 31, 2020
High	$2.88	$2.62	$2.60	$2.88
Low	2.52	2.51	2.12	2.12
Average	2.75	2.58	2.37	2.56
COMEX COPPER CLOSING PRICE 2019

	January 2019	February 2019	March 2019	Three Months Ended March 31, 2019
High	$2.79	$2.96	$2.94	$2.96
Low	2.57	2.77	2.84	2.57
Average	2.68	2.86	2.90	2.81
The following discussion and analysis relate to factors that have affected the operating results of the Company for the three months ended March 31, 2020 and 2019. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Net sales were $302.8 million in the first quarter of 2020 compared to $314.7 million in the first quarter of 2019. The drop in net sales dollars is primarily the result of a 5.6% decrease in the average selling price of copper wire, offset slightly by a 1.0% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 1.0% increase in unit volume shipped was primarily due to continued strong construction industry demand. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 8.2% in the first quarter of 2020 compared to the first quarter of 2019 and was a driver of the decreased average sales price of copper wire.
Cost of goods sold was $257.0 million, or 84.9% of net sales, in the first quarter of 2020, compared to $273.4 million, or 86.9% of net sales, in the first quarter of 2019. Gross profit increased to $45.8 million, or 15.1% of net sales, in the first quarter of 2020 from $41.3 million, or 13.1% of net sales, in the first quarter of 2019.
The increase in gross profit margin percentage was primarily the result of lower copper raw material costs. Comex copper daily prices decreased during the quarter, but average selling prices lagged these declines, particularly in March, which lifted gross profit margins for the quarter. This represented a slight shift to a seller’s market as some manufacturing and distribution constraints in the sector kept pricing strong.
Total raw materials cost decreased to 72.3% of net sales in the first quarter of 2020, from 75.0% of net sales in the first quarter of 2019. Overhead costs increased to 12.6% of net sales in the first quarter of 2020, from 11.9% of net sales in the first quarter of 2019. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the first quarter of 2020 were $15.3 million, or 5.1% of net sales, compared to $16.4 million, or 5.2% of net sales, in the first quarter of 2019. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs decreased to 2.6% of net sales in the first quarter of 2020 from 2.7% of net sales in the first quarter of 2019. General and administrative (“G&A”) expenses for the first quarter of 2020 were $6.2 million, or 2.1% of net sales, compared to $8.6 million, or 2.7% of net sales, in the first quarter of 2019. The G&A decrease was driven primarily by decreased stock compensation expense, driven primarily by a drop in our stock price driving the mark to market accounting on stock appreciation rights. The net stock compensation expense decreased $3.4 million in the first quarter of 2020 versus the first quarter of 2019.
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
Cash provided by operating activities was $9.0 million in the first three months of 2020 compared to $11.4 million in the first three months of 2019. The following changes in components of cash flow from operations were notable. The Company had net income of $18.6 million in the first three months of 2020 compared to net income of $13.4 million in the first three months of

2019. Accounts receivable increased $1.7 million in the first three months of 2020 compared to decreasing $3.9 million in the first three months of 2019, resulting in a negative change in cash flow of $5.6 million in the first three months of 2020 versus the first three months of 2019. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value increased $0.9 million in the first three months of 2020 compared to decreasing $0.8 million in the first three months 2019 producing a negative swing in cash flow of $1.7 million in 2020 versus 2019. Trade accounts payable and accrued liabilities used cash of $16.3 million in the first three months of 2020 versus using $16.4 million in the first three months of 2019. In the first three months of 2020, changes in current and deferred taxes provided cash of $5.9 million versus $4.0 million of cash provided in the first three months of 2019. These changes in cash flow were the primary drivers of the $2.4 million decrease in cash provided by operations in the first three months of 2020 compared to the first three months of 2019.
Cash used in investing activities increased to $12.1 million in the first three months of 2020 from $11.9 million in the first three months of 2019 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first three months of 2020 consisted of $0.4 million of cash dividends paid and $20.6 million of purchases of treasury stock. These changes in cash flow used $21.0 million cash in financing activities for the first three months of 2020 versus less than $0.1 million used in the first three months of 2019. As of March 31, 2020, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $206.8 million at March 31, 2020 versus $178.0 million at March 31, 2019.
During the remainder of 2020, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and with the previously-announced construction of a new 720,000 square foot facility located at the north end of our existing campus. This new facility will act as a service center, modernizing our logistics to allow for increased throughput and provide the bandwidth necessary to capture incremental sales volumes. This phase one of our two-phase expansion plan will allow us to compete at a higher level in the marketplace while further strengthening our industry-leading customer service and order fill rates. We expect to complete construction in the second quarter of 2021. The total capital expenditures for all of 2020 associated with these projects are currently estimated to be between $85 million and $95 million. Our strong balance sheet and ability to consistently generate high levels of operating cash flow should provide ample allowance to fund planned capital expenditures.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the COVID-19 global pandemic, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 1A. Risk Factors.
This section supplements and updates certain risk factors disclosed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following risk factors supersede the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of these risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Information Regarding Forward-Looking Statements” in Item 2 of Part I of this report.
Outbreak of Contagious Disease
Our business and the businesses of our suppliers, distributors and customers could be adversely affected by the effects of a widespread outbreak of contagious diseases, including the recent ongoing outbreak of COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could cause a disruption in our supply chain, distribution and demand for our products. The duration of any such disruption and the related financial impact from COVID-19 and other epidemics and pandemics cannot be reasonably estimated at this time. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Construction activity is affected by the ability of our end users to finance projects, which may be severely reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 7 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2020.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 – January 31, 2020	487	(2)	$58.90	—	1,132,946
February 1, 2020 – February 29, 2020	193,800		50.59	193,800	939,146
March 1, 2020 – March 31, 2020	245,312		43.93	245,312	693,834
	439,599		$46.88	439,112

(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of March 31, 2020, 693,834 shares remained authorized for repurchase through March 31, 2021.
(2) These shares were withheld upon vesting of restricted stock under our 2010 Stock Option Plan to satisfy statutory minimum tax withholding obligations.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 30, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 30, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 30, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 30, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE WIRE CORPORATION
(Registrant)

Dated: April 30, 2020	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: April 30, 2020	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer