Form 10-Q
period 2020-06-30
ENCORE WIRE CORP
filed 2020-07-30
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-20278
__________________________________________________________
ENCORE WIRE CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 29, 2020: 20,631,683

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$250,383	$230,965
Accounts receivable, net of allowance of $2,501 and $1,801	192,067	223,098
Inventories, net	87,880	89,684
Income tax receivable	—	3,602
Prepaid expenses and other	3,552	1,889
Total current assets	533,882	549,238

Property, plant and equipment - at cost:
Land and land improvements	60,662	52,354
Construction-in-progress	45,226	49,847
Buildings and improvements	152,896	152,536
Machinery and equipment	353,300	334,204
Furniture and fixtures	12,249	10,926
Total property, plant and equipment	624,333	599,867
Accumulated depreciation	(274,804)	(266,688)
Property, plant and equipment - net	349,529	333,179

Other assets	634	737
Total assets	$884,045	$883,154

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$30,039	$40,509
Accrued liabilities	27,338	34,787
Income taxes payable	2,499	—
Total current liabilities	59,876	75,296

Deferred income taxes and other	32,058	28,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,005,388 and 26,939,403	270	269
Additional paid-in capital	66,554	63,009
Treasury stock, at cost – 6,468,705 and 6,027,455 shares	(111,718)	(91,056)
Retained earnings	837,005	806,874
Total stockholders’ equity	792,111	779,096
Total liabilities and stockholders’ equity	$884,045	$883,154
Note: The balance sheet at December 31, 2019, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net sales	$253,631	$336,866	$556,425	$651,573
Cost of goods sold	217,132	290,956	474,153	564,337
Gross profit	36,499	45,910	82,272	87,236

Selling, general, and administrative expenses	20,755	23,846	43,044	48,844
Operating income	15,744	22,064	39,228	38,392

Net interest and other income	267	1,082	1,151	2,160
Income before income taxes	16,011	23,146	40,379	40,552

Provision for income taxes	3,664	5,364	9,424	9,359
Net income	$12,347	$17,782	$30,955	$31,193
Earnings per common and common equivalent share – basic	$0.60	$0.85	$1.50	$1.49
Earnings per common and common equivalent share – diluted	$0.60	$0.85	$1.50	$1.49
Weighted average common and common equivalent shares outstanding – basic	20,496	20,898	20,646	20,891
Weighted average common and common equivalent shares outstanding – diluted	20,537	20,988	20,696	20,985
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	6,027	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	439	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	6,466	$(111,636)	$825,070	$777,172
Net income	—	—	—	—	—	12,347	12,347
Exercise of stock options	53	1	2,454	—	—	—	2,455
Stock-based compensation	5	—	631	—	—	—	631
Dividend declared—$0.02 per share	—	—	—	—	—	(412)	(412)
Purchase of treasury stock	—	—	—	2	(82)	—	(82)
Balance at June 30, 2020	27,005	$270	$66,554	6,468	$(111,718)	$837,005	$792,111

2019	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640
Net income	—	—	—	—	—	17,782	17,782
Exercise of stock options	6	—	137	—	—	—	137
Stock-based compensation	5	—	502	—	—	—	502
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at June 30, 2019	26,933	$269	$62,652	6,027	$(91,056)	$780,778	$752,643

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)

Operating Activities:
Net income	$30,955	$31,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,321	8,785
Deferred income taxes	3,327	816
Stock-based compensation attributable to equity awards	1,091	1,262
Other	520	(111)
Changes in operating assets and liabilities:
Accounts receivable	30,331	(20,615)
Inventories	1,804	6,328
Other assets	(1,652)	(200)
Trade accounts payable and accrued liabilities	(21,514)	2,266
Current income taxes receivable / payable	6,101	(1,873)
Net cash provided by operating activities	60,284	27,851

Investing Activities:
Purchases of property, plant and equipment	(21,921)	(21,210)
Proceeds from sale of assets	90	22
Net cash used in investing activities	(21,831)	(21,188)

Financing Activities:
Purchase of treasury stock	(20,662)	—
Proceeds from issuance of common stock, net	2,455	568
Dividends paid	(828)	(836)
Net cash used in financing activities	(19,035)	(268)

Net increase in cash and cash equivalents	19,418	6,395
Cash and cash equivalents at beginning of period	230,965	178,405
Cash and cash equivalents at end of period	$250,383	$184,800
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
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
In March 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business remain uncertain.
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2020	December 31, 2019

Raw materials	$22,084	$25,882
Work-in-process	22,546	25,381
Finished goods	79,169	83,222
Total Inventory at FIFO cost	123,799	134,485
Adjust to LIFO cost	(35,919)	(44,801)
Inventory, net	$87,880	$89,684
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2020, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the second quarter of 2020, LIFO adjustments were recorded, increasing cost of sales by $0.7 million, versus LIFO adjustments decreasing cost of sales by $3.3 million in the second quarter of 2019. In the first six months of 2020, LIFO adjustments were recorded, decreasing cost of sales by $8.9 million, versus LIFO adjustments increasing cost of sales by $0.5 million in the first six months of 2019.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2020	December 31, 2019

Sales rebates payable	$12,280	$16,622
Property taxes payable	2,039	4,011
Accrued salaries	6,446	7,924
SAR Liability	3,821	3,087
Other accrued liabilities	2,752	3,143
Total accrued liabilities	$27,338	$34,787

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.9% in the second quarter of 2020 versus 23.2% in the second quarter of 2019, consistent with the Company’s estimated liabilities. For the six months ended June 30, the Company’s tax rate was approximately 23.3% in 2020 and 23.1% in 2019. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019

Numerator:
Net income	$12,347	$17,782	$30,955	$31,193

Denominator:
Denominator for basic earnings per share – weighted average shares	20,496	20,898	20,646	20,891

Effect of dilutive securities:
Employee stock awards	41	90	50	94

Denominator for diluted earnings per share – weighted average shares	20,537	20,988	20,696	20,985
The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was 238,433 in 2020 and 117,500 in 2019. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was 239,609 in 2020 and 117,500 in 2019. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2020, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.6 million left $148.4 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2020.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021. The Company repurchased 441,250 shares of its stock in the six months ended June 30, 2020 versus no shares in the six months ended June 30, 2019.
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
As discussed in Note 1, in the notes to the financial statements, the duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. Developments surrounding the COVID-19 global pandemic are continuing to change daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
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
COMEX COPPER CLOSING PRICE 2020

	April 2020	May 2020	June 2020	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
High	$2.38	$2.47	$2.71	$2.71	$2.88
Low	2.19	2.32	2.47	2.19	2.12
Average	2.31	2.39	2.60	2.43	2.50
COMEX COPPER CLOSING PRICE 2019

	April 2019	May 2019	June 2019	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
High	$2.98	$2.84	$2.74	$2.98	$2.98
Low	2.88	2.65	2.63	2.63	2.57
Average	2.92	2.74	2.68	2.78	2.80

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2020 and 2019. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019
Net sales were $253.6 million in the second quarter of 2020 compared to $336.9 million in the second quarter of 2019. The drop in net sales dollars is the result of an 18.6% decrease in copper wire unit volume shipped coupled with a 9.5% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. The 18.6% decrease in unit volume shipped was primarily due to COVID-19-related economic strain as parts of the country shut down job sites or significantly curtailed construction activity in response to the pandemic, leaving some customers unable to receive deliveries of our products during the quarter. This, coupled with uncertainty in the market, resulted in reduced and sporadic customer buying patterns during April, May and part of June 2020. Beginning late in the second quarter of 2020, driven by the re-opening of many state and local economies, customer buying patterns began to return to more historical levels. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 11.4% in the second quarter of 2020 compared to the second quarter of 2019 and was a driver of the decreased average sales price of copper wire.
Cost of goods sold was $217.1 million, or 85.6% of net sales, in the second quarter of 2020, compared to $291.0 million, or 86.4% of net sales, in the second quarter of 2019. Gross profit decreased to $36.5 million, or 14.4% of net sales, in the second quarter of 2020 from $45.9 million, or 13.6% of net sales, in the second quarter of 2019.
Gross profit percentage for the second quarter of 2020 was 14.4% compared to 13.6% in the second quarter of 2019. The average selling price of wire per copper pound sold decreased 9.5% in the second quarter of 2020 versus the second quarter of 2019, while the average cost of copper per pound purchased decreased 11.4%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost decreased to 72.2% of net sales in the second quarter of 2020, from 74.6% of net sales in the second quarter of 2019. Overhead costs increased to 13.5% of net sales in the second quarter of 2020, from 11.8% of net sales in the second quarter of 2019. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the second quarter of 2020 were $13.5 million, or 5.3% of net sales, compared to $17.3 million, or 5.1% of net sales, in the second quarter of 2019. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs increased to 2.8% of net sales in the second quarter of 2020 from 2.6% of net sales in the second quarter of 2019. General and administrative (“G&A”) expenses for the second quarter of 2020 were $7.3 million, or 2.9% of net sales, compared to $6.5 million, or 1.9% of net sales, in the second quarter of 2019. The G&A increase was driven primarily by increased stock compensation expense, driven primarily by an increase in our stock price driving the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $1.4 million in the second quarter of 2020 versus the second quarter of 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net sales for the first six months of 2020 were $556.4 million compared to net sales of $651.6 million for the first six months of 2019. This 14.6% decrease in net sales is primarily the result of a 15.9% decrease in copper wire sales, driven by a 9.2% decrease in copper wire unit volume shipped and a 7.4% decrease in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 9.6% in the first six months of 2020 compared to the first six months of 2019 and was the principal driver of the decreased average sales price of copper wire.
Cost of goods sold decreased to $474.2 million in the first six months of 2020, compared to $564.3 million in the first six months of 2019. Gross profit decreased to $82.3 million, or 14.8% of net sales, in the first six months of 2020 versus $87.2 million, or 13.4% of net sales, in the first six months of 2019.
Gross profit percentage for the six months ended June 30, 2020 was 14.8% compared to 13.4% during the same period in 2019. The average selling price of wire per copper pound sold decreased 7.4% in the six months ended June 30, 2020 versus the six months ended June 30, 2019, while the average cost of copper per pound purchased decreased 9.6%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Due primarily to decreases in copper costs and a decrease in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2020, LIFO adjustments were recorded, decreasing cost of sales by $8.9 million. During the same period in 2019, LIFO adjustments were recorded, increasing cost of sales by $0.5 million.

Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2020 decreased to $28.8 million, or 5.2% of net sales, compared to $33.7 million, or 5.2% of net sales, in the same period of 2019. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $2.5 million in concert with the decreased sales dollars. Freight costs for the first six months of 2020 were 2.7% of net sales, consistent with 2.7% of net sales for the first six months of 2019. General and administrative expenses were $13.5 million, or 2.4% of net sales, in the first half of 2020 compared to $15.1 million, or 2.3% of net sales, in the first half of 2019. The G&A decrease was driven by decreased stock compensation expense driven by the mark to market accounting on stock appreciation rights. The net stock compensation expense decreased $2.0 million in the first six months of 2020 versus the first six months of 2019.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures, are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital and has the facility in place should such a need arise in the future. We believe that the Company has sufficient liquidity and do not believe COVID-19 will materially impact our liquidity, but we continue to assess the COVID-19 pandemic and its impact on our business, including on our customer base and suppliers.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $60.3 million in the first six months of 2020 compared to $27.9 million in the first six months of 2019. The following changes in components of cash flow from operations were notable. The Company had net income of $31.0 million in the first six months of 2020 compared to net income of $31.2 million in the first six months of 2019. Accounts receivable decreased $30.3 million in the first six months of 2020 compared to increasing $20.6 million in the first six months of 2019, resulting in a positive change in cash flow of $50.9 million in the first six months of 2020 versus the first six months of 2019. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $1.8 million in the first six months of 2020 compared to decreasing $6.3 million in the first six months of 2019 producing a negative swing in cash flow of $4.5 million in 2020 versus 2019. Trade accounts payable and accrued liabilities used cash of $21.5 million in the first six months of 2020 versus providing $2.3 million in the first six months of 2019. In the first six months of 2020, changes in current and deferred taxes provided cash of $9.4 million versus $1.1 million of cash used in the first six months of 2019. These changes in cash flow were the primary drivers of the $32.4 million increase in cash provided by operations in the first six months of 2020 compared to the first six months of 2019.
Cash used in investing activities increased to $21.8 million in the first six months of 2020 from $21.2 million in the first six months of 2019 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first six months of 2020 consisted of $0.8 million of cash dividends paid, $2.5 million of proceeds from exercised stock options, and $20.7 million of purchases of treasury stock. These activities in cash flow used $19.0 million cash in financing activities for the first six months of 2020 compared to $0.3 million used in the first six months of 2019. As of June 30, 2020, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $250.4 million at June 30, 2020 versus $184.8 million at June 30, 2019.

During the remainder of 2020, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced construction of a new 720,000 square foot facility located at the north end of our existing campus. This new facility will act as a service center, modernizing our logistics to allow for increased throughput and provide the bandwidth necessary to capture incremental sales volumes. This phase one of our two-phase expansion plan will allow us to compete at a higher level in the marketplace while further strengthening our industry-leading customer service and order fill rates. We expect to complete construction in the second quarter of 2021. The total capital expenditures for all of 2020 associated with these projects are currently estimated to be between $85 million and $95 million. Our strong balance sheet and ability to consistently generate high levels of operating cash flow should provide ample allowance to fund planned capital expenditures.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which is hereby incorporated by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 7 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 – April 30, 2020	2,138	38.13	2,138	691,696
May 1, 2020 – May 31, 2020	—			1,000,000
June 1, 2020 – June 30, 2020	—			1,000,000
	2,138	$38.13	2,138

(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program. As of June 30, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021.

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

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992, and incorporated herein by reference).
10.1	2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2020, and incorporated herein by reference).
10.2
Form of Encore Wire Corporation Stock Award Agreement under the 2020 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2020, and incorporated herein by reference).

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 30, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 30, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 30, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 30, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: July 30, 2020	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: July 30, 2020	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer