Form 10-Q
period 2020-09-30
ENCORE WIRE CORP
filed 2020-10-29
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 28, 2020: 20,631,683

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents	$217,103	$230,965
Accounts receivable, net of allowance of $2,501 and $1,801	257,210	223,098
Inventories, net	87,171	89,684
Income tax receivable	—	3,602
Prepaid expenses and other	3,225	1,889
Total current assets	564,709	549,238

Property, plant and equipment - at cost:
Land and land improvements	60,662	52,354
Construction-in-progress	66,160	49,847
Buildings and improvements	152,896	152,536
Machinery and equipment	363,976	334,204
Furniture and fixtures	12,249	10,926
Total property, plant and equipment	655,943	599,867
Accumulated depreciation	(279,731)	(266,688)
Property, plant and equipment - net	376,212	333,179

Other assets	600	737
Total assets	$941,521	$883,154

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$58,122	$40,509
Accrued liabilities	36,531	34,787
Income taxes payable	1,420	—
Total current liabilities	96,073	75,296

Deferred income taxes and other	31,798	28,762
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,025,388 and 26,939,403	270	269
Additional paid-in capital	67,494	63,009
Treasury stock, at cost – 6,468,705 and 6,027,455 shares	(111,718)	(91,056)
Retained earnings	857,604	806,874
Total stockholders’ equity	813,650	779,096
Total liabilities and stockholders’ equity	$941,521	$883,154
Note:    The balance sheet at December 31, 2019, as presented, is derived from the audited financial statements at that date.
See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net sales	$339,700	$321,169	$896,125	$972,742
Cost of goods sold	286,241	278,181	760,393	842,518
Gross profit	53,459	42,988	135,732	130,224

Selling, general, and administrative expenses	26,350	22,672	69,394	71,515
Operating income	27,109	20,316	66,338	58,709

Net interest and other income	39	1,033	1,190	3,193
Income before income taxes	27,148	21,349	67,528	61,902

Provision for income taxes	6,136	4,948	15,561	14,308
Net income	$21,012	$16,401	$51,967	$47,594
Earnings per common and common equivalent share – basic	$1.02	$0.78	$2.52	$2.28
Earnings per common and common equivalent share – diluted	$1.02	$0.78	$2.51	$2.27
Weighted average common and common equivalent shares outstanding – basic	20,548	20,912	20,613	20,896
Weighted average common and common equivalent shares outstanding – diluted	20,602	20,991	20,664	20,985
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	6,027	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	439	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	6,466	$(111,636)	$825,070	$777,172
Net income	—	—	—	—	—	12,347	12,347
Exercise of stock options	53	1	2,454	—	—	—	2,455
Stock-based compensation	5	—	631	—	—	—	631
Dividend declared—$0.02 per share	—	—	—	—	—	(412)	(412)
Purchase of treasury stock	—	—	—	2	(82)	—	(82)
Balance at June 30, 2020	27,005	$270	$66,554	6,468	$(111,718)	$837,005	$792,111
Net income	—	—	—	—	—	21,012	21,012
Exercise of stock options	16	—	544	—	—	—	544
Stock-based compensation	4	—	396	—	—	—	396
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at September 30, 2020	27,025	$270	$67,494	6,468	$(111,718)	$857,604	$813,650

2019	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,907	$269	$60,822	6,027	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	13,411	13,411
Exercise of stock options	15	—	431	—	—	—	431
Stock-based compensation	—	—	760	—	—	—	760
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at March 31, 2019	26,922	$269	$62,013	6,027	$(91,056)	$763,414	$734,640
Net income	—	—	—	—	—	17,782	17,782
Exercise of stock options	6	—	137	—	—	—	137
Stock-based compensation	5	—	502	—	—	—	502
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at June 30, 2019	26,933	$269	$62,652	6,027	$(91,056)	$780,778	$752,643
Net income	—	—	—	—	—	16,401	16,401
Stock-based compensation	6	—	53	—	—	—	53
Dividend declared—$0.02 per share	—	—	—	—	—	(418)	(418)
Balance at September 30, 2019	26,939	$269	$62,705	6,027	$(91,056)	$796,761	$768,679

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)

Operating Activities:
Net income	$51,967	$47,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,314	13,254
Deferred income taxes	3,082	3,044
Stock-based compensation attributable to equity awards	1,487	1,315
Other	518	801
Changes in operating assets and liabilities:
Accounts receivable	(34,812)	(9,516)
Inventories	2,513	12,123
Other assets	(1,333)	(878)
Trade accounts payable and accrued liabilities	11,762	1,431
Current income taxes receivable / payable	5,022	(1,722)
Net cash provided by operating activities	54,520	67,446

Investing Activities:
Purchases of property, plant and equipment	(49,569)	(41,251)
Proceeds from sale of assets	90	22
Net cash used in investing activities	(49,479)	(41,229)

Financing Activities:
Purchase of treasury stock	(20,662)	—
Proceeds from issuance of common stock, net	2,999	568
Dividends paid	(1,240)	(1,254)
Net cash used in financing activities	(18,903)	(686)

Net increase (decrease) in cash and cash equivalents	(13,862)	25,531
Cash and cash equivalents at beginning of period	230,965	178,405
Cash and cash equivalents at end of period	$217,103	$203,936
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020
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
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on the Company's financial statements or disclosures.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2020	December 31, 2019

Raw materials	$19,605	$25,882
Work-in-process	32,929	25,381
Finished goods	85,082	83,222
Total Inventory at FIFO cost	137,616	134,485
Adjust to LIFO cost	(50,445)	(44,801)
Inventory, net	$87,171	$89,684
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2020, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the third quarter of 2020, LIFO adjustments were recorded, increasing cost of sales by $14.5 million, versus LIFO adjustments decreasing cost of sales by $4.4 million in the third quarter of 2019. In the first nine months of 2020, LIFO adjustments were recorded, increasing cost of sales by $5.6 million, versus LIFO adjustments decreasing cost of sales by $3.9 million in the first nine months of 2019.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2020	December 31, 2019

Sales rebates payable	$17,150	$16,622
Property taxes payable	3,115	4,011
Accrued salaries	9,486	7,924
SAR Liability	3,336	3,087
Other accrued liabilities	3,444	3,143
Total accrued liabilities	$36,531	$34,787

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.6% in the third quarter of 2020 versus 23.2% in the third quarter of 2019, consistent with the Company’s estimated liabilities. For the nine months ended September 30, the Company’s tax rate was approximately 23.0% in 2020 and 23.1% in 2019. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019

Numerator:
Net income	$21,012	$16,401	$51,967	$47,594

Denominator:
Denominator for basic earnings per share – weighted average shares	20,548	20,912	20,613	20,896

Effect of dilutive securities:
Employee stock awards	54	79	51	89

Denominator for diluted earnings per share – weighted average shares	20,602	20,991	20,664	20,985

The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 165,424 in 2020 and 121,413 in 2019. The weighted average of employee stock options excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 214,881 in 2020 and 118,804 in 2019. Such options were anti-dilutive for their respective periods.
NOTE 6 – DEBT
The Company is party to a Credit Agreement (the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement, as amended, extends through October 1, 2021 and provides for maximum borrowings of $150.0 million. At our request, and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2020, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $1.6 million left $148.4 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2020.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of September 30, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021. The Company repurchased 441,250 shares of its stock in the nine months ended September 30, 2020 versus no shares in the nine months ended September 30, 2019.
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
COMEX COPPER CLOSING PRICE 2020

	July 2020	August 2020	September 2020	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
High	$2.94	$3.04	$3.11	$3.11	$3.11
Low	2.72	2.79	2.96	2.72	2.12
Average	2.87	2.92	3.02	2.93	2.65
COMEX COPPER CLOSING PRICE 2019

	July 2019	August 2019	September 2019	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
High	$2.74	$2.66	$2.68	$2.74	$2.98
Low	2.62	2.53	2.51	2.51	2.51
Average	2.69	2.57	2.60	2.62	2.74

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2020 and 2019. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019
Net sales were $339.7 million in the third quarter of 2020 compared to $321.2 million in the third quarter of 2019. The increase in net sales dollars is the result of a 7.1% decrease in copper wire unit volume shipped offset by a 12.0% increase in the average selling price of copper wire. Unit volume is measured in pounds of copper contained in the wire shipped during the period. As stated for the previous quarter, customer buying patterns began to return to more historical levels beginning late in the second quarter and continuing in our third quarter, driven by the re-opening of many state and local economies. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 9.4% in the third quarter of 2020 compared to the third quarter of 2019 and was a driver of the increased average sales price of copper wire.
Cost of goods sold was $286.2 million, or 84.3% of net sales, in the third quarter of 2020, compared to $278.2 million, or 86.6% of net sales, in the third quarter of 2019. Gross profit increased to $53.5 million, or 15.7% of net sales, in the third quarter of 2020 from $43.0 million, or 13.4% of net sales, in the third quarter of 2019.
The increase in gross profit margin was the result of two offsetting factors. Copper unit volumes decreased 7.1%, while the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 17.2% in the third quarter of 2020 versus the third quarter of 2019. The spread increased as a result of the average sales price per pound of copper sold increasing 12.0% while the per pound cost of raw copper purchased increased 9.4%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost decreased to 72.2% of net sales in the third quarter of 2020, from 74.3% of net sales in the third quarter of 2019. Overhead costs decreased to 12.1% of net sales in the third quarter of 2020, from 12.3% of net sales in the third quarter of 2019. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the third quarter of 2020 were $19.2 million, or 5.7% of net sales, compared to $16.5 million, or 5.1% of net sales, in the third quarter of 2019. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs increased to 3.2% of net sales in the third quarter of 2020 from 2.6% of net sales in the third quarter of 2019. General and administrative (“G&A”) expenses for the third quarter of 2020 were $7.1 million, or 2.1% of net sales, compared to $6.1 million, or 1.9% of net sales, in the third quarter of 2019. The G&A increase was driven by increased stock compensation expense, increased insurance expenses, and increased medical costs, as claims for elective procedures put off during the pandemic started coming in after the economy re-opened.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net sales for the first nine months of 2020 were $896.1 million compared to net sales of $972.7 million for the first nine months of 2019. This 7.9% decrease in net sales is primarily the result of a 9.3% decrease in copper wire sales, driven by an 8.5% decrease in copper wire unit volume shipped, caused mainly by the pandemic. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased decreased 3.3% in the first nine months of 2020 compared to the first nine months of 2019 and was the principal driver of the 0.9% decrease in the average selling price of copper wire.
Cost of goods sold decreased to $760.4 million in the first nine months of 2020, compared to $842.5 million in the first nine months of 2019. Gross profit increased to $135.7 million, or 15.1% of net sales, in the first nine months of 2020 versus $130.2 million, or 13.4% of net sales, in the first nine months of 2019.
The increase in gross profit margin was the result of two offsetting factors. Copper unit volumes decreased 8.5%, while the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 3.9% in the first nine months of 2020 versus the first nine months of 2019. The spread increased as a result of the average sales price per pound of copper sold decreasing 0.9% while the per pound cost of raw copper purchased decreased 3.3%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Due primarily to increases in copper costs and a decrease in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first nine months of 2020, LIFO adjustments were recorded, increasing cost of sales by $5.6 million. During the same period in 2019, LIFO adjustments were recorded, decreasing cost of sales by $3.9 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2020 decreased to $48.0 million, or 5.4% of net sales, compared to $50.3 million, or 5.2% of net sales, in the same period of 2019. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, decreasing $2.2 million in concert with the decreased sales dollars. Freight costs for the first nine months of 2020 were 2.9% of net sales, compared to 2.7% of net sales for the first nine months of 2019. General and administrative expenses were $20.7 million, or 2.3% of net sales, in the first nine months of 2020 compared to $21.2 million, or 2.2% of net sales, in the first nine months of 2019. The G&A decrease was driven by decreased stock compensation expense driven by the mark to market accounting on stock appreciation rights.
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
Cash provided by operating activities was $54.5 million in the first nine months of 2020 compared to $67.4 million in the first nine months of 2019. The following changes in components of cash flow from operations were notable. The Company had net income of $52.0 million in the first nine months of 2020 compared to net income of $47.6 million in the first nine months of 2019. Accounts receivable increased $34.8 million in the first nine months of 2020 compared to increasing $9.5 million in the first nine months of 2019, resulting in a negative impact to cash flow of $25.3 million in the first nine months of 2020 versus the first nine months of 2019. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $2.5 million in the first nine months of 2020 compared to decreasing $12.1 million in the first nine months of 2019 producing a negative impact to cash flow of $9.6 million in 2020 versus 2019. Trade accounts payable and accrued liabilities provided cash of $11.8 million in the first nine months of 2020 versus providing $1.4 million in the first nine months of 2019. In the first nine months of 2020, changes in current and deferred taxes provided cash of $8.1 million versus $1.3 million of cash provided in the first nine months of 2019. These changes in cash flow were the primary drivers of the $12.9 million decrease in cash provided by operations in the first nine months of 2020 compared to the first nine months of 2019.
Cash used in investing activities increased to $49.5 million in the first nine months of 2020 from $41.2 million in the first nine months of 2019 due to higher capital expenditures on plant and equipment. Cash used in financing activities in the first nine months of 2020 consisted of $1.2 million of cash dividends paid, $3.0 million of proceeds from exercised stock options, and $20.7 million of purchases of treasury stock. These activities in cash flow used $18.9 million cash in financing activities for the first nine months of 2020 compared to $0.7 million used in the first nine months of 2019. As of September 30, 2020, the balance on the Company’s revolving line of credit remained at zero. The Company’s cash balance was $217.1 million at September 30, 2020 versus $203.9 million at September 30, 2019.
During the remainder of 2020, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which continue in earnest. Due to increased lead times required for certain machinery and equipment in the current environment, we have accelerated the timing of orders with manufacturers, which has shifted spending between years. We now expect capital expenditures to range from $95 - $100 million in 2020, $100 - $120 million in 2021 and $30 - $50 million in 2022. Our strong balance sheet and ability to consistently generate high levels of operating cash flow should provide ample allowance to fund planned capital expenditures.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 29, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 29, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 29, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 29, 2020 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 29, 2020	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: October 29, 2020	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer