Form 10-K
period 2020-12-31
ENCORE WIRE CORP
filed 2021-02-22
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $840,792,735 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 18, 2021: 20,631,145
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)Proxy statement for the 2021 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2, XHHW-2, USE-2, RHH/RHW-2 and other types of wire products, including SEU, SER, Photovoltaic, URD, tray cable, metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the current-carrying component of the conductor. The principal bases for differentiation among stock-keeping units are product type, conductor type, diameter, insulation, length, color and packaging.

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
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer’s representative, pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded a $0.7 million estimate for credit losses in 2020, but recorded no estimates for credit losses in 2019 and 2018. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
Human Capital
General
The Company fosters a culture for our employees based on the old-fashioned values of service, professionalism and stewardship. We encourage our employees to do the right thing under any circumstances and to live by the Golden Rule: treat others the way you want to be treated. These values are a key aspect of our human capital retention and they inform our employment and compensation philosophies.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to Encore’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2020, Encore had 1,289 employees, 1,057 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Compensation and Benefits

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and an employee stock appreciation rights plan. The Company believes that long term equity-based compensation is a critical part of its compensation program and allows the Company to attract and retain talented employees.
Health and Safety
Employee health and safety is a top priority for the Company. The Company is committed to providing a safe and healthy work environment and to conducting its various businesses in a safe and environmentally protective manner. All employees and officers are expected to perform their duties consistent with site specific safety and environmental rules and regulations and site application of Company best practices. The Company understands how the health of its employees impacts not only their work, but their family life, too. The Company offers a Medcor On-Site Clinic with a nurse practitioner for employees and their immediate families. For many, the Medcor On-Site Clinic provides basic health screenings and treatment equal to those at a general practice facility which otherwise might not be possible. The Company also offers a wide range of health and wellness services to assist its employees and their families with making good lifestyle choices.
Additionally, during the COVID-19 pandemic, the Company’s primary focus has been on the wellbeing and safety of its employees and their families. We have taken numerous steps throughout our organization to ensure that our employees have a safe work environment.
The Company’s workforce worked remotely and successfully throughout most of 2020. For these remote employees, the Company provided supplies needed to work from home, supported information technology needs, and provided guidance for managers to ensure that employees remain connected and maintain physical, mental, and emotional wellbeing. For the Company’s essential employees who remain onsite in its facilities, the Company leveraged the advice and recommendations of medical experts, health organizations such as the CDC, and our onside medical partner, Medcor, to implement new protocols to ensure the safety of its onsite employees. These recommendations include face coverings, temperature checks, health certifications, cleaning and disinfection best practices, COVID-19 updates and education, social distancing and capacity limits. Further, the Company supported its employees through programs and benefits provided throughout the year, pivoting all of our people programs and practices to enable business continuity in the current environment.
Diversity and Inclusion
The Company is committed to and values hiring employees with varied personal and professional backgrounds, perspectives and experiences, promoting a culture of diversity and inclusion. The diversity of the Company’s employees is a tremendous asset, and the Company is firmly committed to providing equal opportunity in all aspects of employment and will not tolerate any illegal discrimination or harassment of any kind. The Company is committed to employing and advancing in employment all persons without regard to their race, color, sex, religion, national origin, citizenship, age, gender identity, sexual orientation, marital status, genetic information, veteran status, disability, or other protected categories.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 78.9% of the dollar value of all raw materials used by the Company during 2020. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2020, the Company’s copper rod fabrication facility manufactured virtually all of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
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
For all our products, the Company believes that it is competitive with respect to all relevant factors, including order fill rate, quality, pricing, and, in some instances, breadth of product line.
In 2019 we successfully enforced our rights under the U.S. trade remedy laws. As a result of the International Trade Commission’s final affirmative decision, U.S. importers of aluminum wire and cable from China will be required to pay antidumping duties at rates ranging from 47.83% to 52.79%, plus countervailing duties at rates ranging from 33.44% to 165.63%, depending upon the Chinese exporter/supplier.
Compliance with Governmental and Environmental Regulations
The Company is subject to federal, state and local laws covering a wide variety of subject matters, including environmental protection laws and regulations governing the Company’s operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by the Company. Management believes the Company is in compliance with all such rules including certain environmental permitting and reporting requirements. Historically, compliance with laws and regulations, including environmental regulations, has not had a material impact on the capital expenditures, earnings and competitive position of the Company.
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates from 2021 to 2028, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Information about our Executive Officers
Information regarding Encore’s executive officers including their respective ages as of February 22, 2021, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	57	Chairman of the Board of Directors, President and Chief Executive Officer

Bret J. Eckert	54	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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
Risks Related to Our Business and Industry
Supply and Availability of Raw Materials
The success of our business depends on our ability to meet customer demand of a commodity product in a highly competitive market, and sourcing an adequate supply of raw materials, including copper, is vital to our business and operations. While the Company generally believes our supply of raw materials is adequate, the Company could experience instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. Any shortages or interruptions (including due to labor or political disputes) in the supply of our raw materials could disrupt our operations, and our business and financial condition could be materially adversely affected by such disruptions. Limitations inherent within our supply chain of certain raw materials, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs, and future increases in the costs of these items, including, for example, the adoption of new tariffs by the United States and other countries, and the worldwide COVID-19 pandemic could adversely affect our profitability and availability of raw materials. There can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers.
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is significant, and the Company sells its products in accordance with prevailing market prices. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies and other factors resulting from the transition to the new administration, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Data on remodeling is not readily available. However, remodeling activity historically trends up when new construction slows down. Construction activity is affected by the ability of our end users to finance projects, which may be severely reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects.
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
Risks Related to Our Operations
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, freight costs, and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Additionally, our results of operations could be impacted by macro-economic and geopolitical conditions as well as other outside factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies and other factors resulting from the transition to the new administration.
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
Climate Change
Future deterioration of the environment due to climate change or increased severe weather related events associated with climate change could affect both our operations and the operations of our suppliers and customers. The Company could experience increased operating costs due to new regulatory requirements and increased physical risks to our facilities due to volatile weather. The Company could experience disruptions or limitations to access of water. Our suppliers may face similar challenges, which could impact our supply chain. Demand for our products may be impacted regionally as local climates adapt to global environmental changes.
Risks Related to Ownership of Our Stock
Common Stock Price May Fluctuate
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 40% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
Future Sales of Common Stock Could Affect the Price of Common Stock
No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the common stock.
Risks Related to Laws and Regulations
Environmental Liabilities
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
Regulations Related to Conflict-free Minerals May Force Us to Incur Additional Expenses
In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

(the “Dodd-Frank Act”). The SEC rules implementing Section 1502 of the Dodd-Frank Act require us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we purchase originated from the Democratic Republic of Congo or an adjoining country. Since 2014, we have been required to file with the SEC on an annual basis a specialized disclosure report on Form SD regarding such matters. As our supply chain is complex, we may incur significant costs to determine the source and custody of conflict minerals that are used in the manufacture of our products in order to comply with these regulatory requirements in the future. We may also face reputation challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.
The Company’s Effective Tax Rate Could be Volatile and Materially Change
A change in tax laws is one of many factors that impact the Company’s effective tax rate, and any such change could adversely impact our effective tax rate, financial condition and results of operations.
On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. Since the passing of U.S. Tax Reform, additional guidance in the form of notices and proposed regulations which interpret various aspects of U.S. Tax Reform have been issued. Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may impact our financial results. We will continue to monitor all of these changes and will reflect the impact as appropriate in future financial statements. Many state and local tax jurisdictions are still determining how they will interpret elements of U.S. Tax Reform. Final state and local governments’ conformity, legislation and guidance relating to U.S. Tax Reform may impact our financial results.
The 2020 election of President Biden and the change in administration could lead to changes in tax laws that could negatively impact the Company’s effective tax rate. Prior to the 2020 U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, among other proposals. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company’s effective tax rate.
General Risk Factors
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 18, 2021, there were 31 holders of record of the Company’s common stock.
Aside from periodic cash dividends, which the Company currently expects to continue to make consistent with its historical practice, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021. Subsequently, the authorization for repurchase was extended through March 31, 2022. The Company repurchased 441,250 shares of its stock in 2020, and did not repurchase any shares of its stock in 2019 or 2018. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	314,500	$41.82	994,500	(2)
(1) Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 75,000 shares of restricted stock that are issued and outstanding.
(2) Represents securities remaining available for issuance under our 2020 Long Term Incentive Plan as of December 31, 2020 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.

Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, and the Company’s self-determined peer group (the “Peer Group”)for the five years ended December 31, 2020.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
200.00
180.00
160.00
140.00
120.00
100.00
80.00
2015
2016
2017
2018
2019
2020
Encore Wire Corporation
Russell 2000 Index
Peer Group

		As of December 31,
Symbol	Total Return For:	2015	2016	2017	2018	2019	2020
Û	Encore Wire Corporation	100.00	117.13	131.69	136.04	155.85	164.79
☐	Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
r	Peer Group	100.00	127.15	128.68	82.14	121.57	126.12
Notes
(1)Data presented in the performance graph is complete through December 31, 2020.
(2)The Peer Group is self-determined and consists of the following companies: Belden, Inc., Apogee Enterprises, Inc., Quanex Building Products Corporation, Atkore International Group, Inc., and Masonite

International Corporation. The performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020, consisted of this peer group.
(3)The peer group index uses only the Peer Group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.
(4)Each data line represents annual index levels derived from compounded daily returns that include all dividends.
(5)The index level for all data lines was set to $100.00 on December 31, 2015.

Item 6. Selected Financial Data.
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$1,276,948	$1,274,994	$1,288,683	$1,164,248	$940,790
Cost of goods sold	1,082,413	1,109,023	1,098,961	1,008,073	820,673
Gross profit	194,535	165,971	189,722	156,175	120,117
Selling, general and administrative expenses	97,008	94,442	90,212	76,726	69,351
Operating income	97,527	71,529	99,510	79,449	50,766
Net interest and other income	1,269	4,199	2,174	427	48
Income before income taxes	98,796	75,728	101,684	79,876	50,814
Provision for income taxes	22,729	17,599	23,534	12,859	16,975
Net income	$76,067	$58,129	$78,150	$67,017	$33,839
Earnings per common and common equivalent shares – basic	$3.69	$2.78	$3.75	$3.23	$1.63
Weighted average common and common equivalent shares – basic	20,599	20,904	20,845	20,767	20,704
Earnings per common and common equivalent shares – diluted	$3.68	$2.77	$3.74	$3.21	$1.63
Weighted average common and common equivalent shares – diluted	20,653	20,990	20,910	20,847	20,773
Annual dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.08

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Working capital	$461,541	$473,942	$445,665	$375,353	$325,500
Total assets	966,454	883,154	818,060	733,975	657,964
Long-term debt	—	—	—	—	—
Stockholders’ equity	837,729	779,096	720,456	641,345	573,109

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry. The duration and severity of the COVID-19 pandemic outbreak and its long-term impact on our business are uncertain at this time. Developments surrounding the COVID-19 global pandemic are continuing to change daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management believes that the historical strength of the Company’s growth and earnings is in large part attributable to the following main factors:
•industry-leading order fill rates and responsive customer service
•product innovations and product line expansions based on listening to and understanding customer needs and market trends
•low cost manufacturing operations, resulting from a state-of-the-art manufacturing complex
•low distribution and freight costs due in large part to the “one campus” business model
•a focused management team leading a skilled work force
•low general and administrative overhead costs, and
•a team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
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
The construction and remodeling industries drive demand for building wire. In 2020, unit sales were down 5.4% in copper wire versus 2019. In 2019, unit sales increased 4.1% in copper wire versus 2018. In 2018, unit sales of copper wire sold increased 4.5% versus 2017.
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

COMEX COPPER CLOSING PRICE 2020

	October 2020	November 2020	December 2020	Quarter Ended Dec. 31, 2020	Year Ended Dec. 31, 2020
High	$3.19	$3.42	$3.63	$3.63	$3.63
Low	2.86	3.07	3.47	2.86	2.12
Average	3.06	3.20	3.53	3.27	2.80
COMEX COPPER CLOSING PRICE 2019

	October 2019	November 2019	December 2019	Quarter Ended Dec. 31, 2019	Year Ended Dec. 31, 2019
High	$2.68	$2.72	$2.86	$2.86	$2.98
Low	2.55	2.62	2.61	2.55	2.51
Average	2.61	2.65	2.77	2.68	2.72
COMEX COPPER CLOSING PRICE 2018

	October 2018	November 2018	December 2018	Quarter Ended Dec. 31, 2018	Year Ended Dec. 31, 2018
High	$2.82	$2.80	$2.80	$2.82	$3.29
Low	2.66	2.68	2.63	2.63	2.56
Average	2.76	2.75	2.72	2.75	2.92
COMEX COPPER CLOSING PRICE 2020 by Quarter

	Quarter Ended Mar. 31, 2020	Quarter Ended June 30, 2020	Quarter Ended Sept. 30, 2020	Quarter Ended Dec. 31, 2020	Year Ended Dec. 31, 2020
High	$2.88	$2.71	$3.11	$3.63	$3.63
Low	2.12	2.19	2.72	2.86	2.12
Average	2.56	2.43	2.93	3.27	2.80
COMEX COPPER CLOSING PRICE 2019 by Quarter

	Quarter Ended Mar. 31, 2019	Quarter Ended June 30, 2019	Quarter Ended Sept. 30, 2019	Quarter Ended Dec. 31, 2019	Year Ended Dec. 31, 2019
High	$2.96	$2.98	$2.74	$2.86	$2.98
Low	2.57	2.63	2.51	2.55	2.51
Average	2.81	2.78	2.62	2.68	2.72

Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	57.3%	60.8%	62.3%
Other raw materials	13.5%	14.0%	12.8%
Depreciation	1.4%	1.2%	1.1%
Labor and overhead	10.8%	11.0%	9.6%
LIFO adjustment	1.8%	—%	(0.5)%
	84.8%	87.0%	85.3%

Gross profit	15.2%	13.0%	14.7%
Selling, general and administrative expenses	7.6%	7.4%	7.0%
Operating income	7.6%	5.6%	7.7%
Net interest and other income	0.1%	0.4%	0.2%

Income before income taxes	7.7%	6.0%	7.9%
Provision for income taxes	1.8%	1.4%	1.8%

Net income	5.9%	4.6%	6.1%
The following discussion and analysis relate to factors that have affected the operating results of the Company for the years ended December 31, 2020, 2019 and 2018. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Additional information about results for year end 2018 and certain year-on-year comparisons between 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Net sales for the twelve months ended December 31, 2020 were $1.277 billion compared to $1.275 billion during the same period in 2019 and $1.289 billion during the same period in 2018. Copper unit volume, measured in pounds of copper contained in the wire sold, decreased 5.4% in the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. The 1.1% decrease in net sales dollars in 2019 versus 2018 is primarily the result of a 2.0% decrease in copper wire sales. Sales dollars were driven lower primarily by a 5.8% decrease in average selling price of copper wire, partially offset by a 4.1% increase in copper wire pounds shipped. Average selling prices for wire sold were primarily driven lower by falling copper commodity prices.
Cost of goods sold was $1.082 billion in 2020 versus $1.109 billion in 2019 and $1.099 million in 2018. The decrease in 2020 compared to 2019 was mainly driven by a decrease in material costs, and to a lesser extent, a decrease in labor and overhead costs year-over year. The decrease in 2020 from 2019 reflects a 5.4% decrease in copper volume shipped, offset by a 2.6% increase in the cost of copper purchased. The increase in 2019 compared to 2018 was mainly driven by an increase in labor and overhead costs, and to a lesser extent, a decrease in material costs year-over year. The material cost increase in 2019 from 2018 reflects a 4.1% increase in copper volume shipped, offset by a 6.2% decrease in the cost of copper purchased.
Gross profit percentage for the twelve months ended December 31, 2020 was 15.2% compared to 13.0% during the same period in 2019 and 14.7% during the same period in 2018. The average selling price of wire per copper pound sold increased 4.7% in the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019, while the average cost of copper per pound purchased increased 2.6%. The average selling price of wire per copper pound sold decreased 5.8% in the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018, while the average cost of copper per pound purchased decreased 6.2%.

Net income for the twelve months ended December 31, 2020 was $76.1 million versus $58.1 million in the same period in 2019 and $78.2 million in the same period in 2018. Fully diluted net earnings per common share were $3.68 in the twelve months ended December 31, 2020 versus $2.77 in the same period in 2019 and $3.74 in the same period in 2018.
Inventories consist of the following at December 31 (in thousands):

	2020	2019	2018
Raw materials	$40,842	$25,882	$28,455
Work-in-process	30,311	25,381	30,529
Finished goods	88,544	83,222	88,708
Total	159,697	134,485	147,692
Adjust to LIFO cost	(67,375)	(44,801)	(45,325)
Inventory	$92,322	$89,684	$102,367
The quantity of total copper inventory on hand increased somewhat in 2020, compared to 2019. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. This resulted in a LIFO adjustment increasing cost of sales by $22.6 million in 2020.
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
Gross profit was $194.5 million, or 15.2% of net sales, in 2020 compared to $166.0 million, or 13.0% of net sales, in 2019 and $189.7 million, or 14.7% of net sales, in 2018. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $66.8 million in 2020, $66.0 million in 2019 and $67.0 million in 2018. As a percentage of net sales, selling expenses were 5.2% in all three years. General and administrative expenses, as a percentage of net sales, were 2.3% in 2020 versus 2.2% in 2019 and 1.8% in 2018. Accounts receivable write-offs were $0.3 million in 2020, $0.2 million in 2019 and $0 in 2018. The Company increased the reserve for credit losses in 2020 by $0.7 million, and did not increase the reserve in either 2019 or 2018.
Net interest and other income was $1.3 million in 2020, $4.2 million in 2019 and $2.2 million in 2018. The decrease in 2020 reflects the economic impact of the pandemic and its effect on interest rates during the year and the resulting interest earned.
Our effective tax rate was 23.0% in 2020, 23.2% in 2019 and 23.1% in 2018. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to changes in tax laws and state taxes.
As a result of the foregoing factors, the Company’s net income was $76.1 million in 2020, $58.1 million in 2019 and $78.2 million in 2018.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$57,462	$106,121	$81,590
Net cash used in investing activities	(85,991)	(52,456)	(26,065)
Net cash provided by (used in) financing activities	(19,313)	(1,105)	(482)
Net increase in cash and cash equivalents	$(47,842)	$52,560	$55,043
Annual dividends paid	$(1,650)	$(1,673)	$(1,668)
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
At December 31, 2020 and 2019, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2020, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $149.4 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2020.
On February 9, 2021, the Company terminated the Credit Agreement and entered into a new agreement. The Company is now party to a Credit Agreement ( the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The 2021 Credit Agreement extends through February 9, 2026, and provides for maximum borrowings of $200.0 million.
The Company paid interest totaling $0.2 million, $0.2 million and $0.3 million in 2020, 2019 and 2018, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021. Subsequently, the authorization for repurchase was extended through March 31, 2022. The Company repurchased 441,250 shares of its stock in 2020, and did not repurchase any shares of its stock in 2019 or 2018. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007.

Net cash provided by operations decreased $48.6 million to $57.5 million in 2020 compared to $106.1 million in 2019 and $81.6 million in 2018. The decrease in cash provided by operations of $48.6 million in 2020 versus 2019 was due to several factors. Net income increased to $76.1 million in 2020 from $58.1 million in 2019. Accounts receivable increased in 2020, resulting in cash used of $53.4 million versus cash provided of $12.3 million in 2019, a decrease in operating cash flow of $65.7 million. Accounts receivable was impacted by the $78.5 million increase in net sales in the fourth quarter of 2020 versus the fourth quarter of 2019, brought on by a 21.1% increase in the average selling price per pound of copper wire sold, and a 4.3% increase in copper volume shipped. Changes in inventory resulted in cash used of $2.6 million in 2020 versus cash provided of $12.7 million in 2019, a $15.3 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $7.6 million in 2020 versus cash provided of $2.0 million in 2019, a positive swing of $5.6 million. These changes in cash flow were the primary drivers of the $48.6 million decrease in net cash flow provided by operations in 2020 versus 2019.
Net cash provided by operations increased $24.5 million to $106.1 million in 2019 compared to $81.6 million in 2018. The increase in cash provided by operations of $24.5 million in 2019 versus 2018 was due to several factors. Net income decreased to $58.1 million in 2019 from $78.2 million in 2018. Accounts receivable decreased in 2019, resulting in cash provided of $12.3 million versus cash used of $6.5 million in 2018, an increase in operating cash flow of $18.8 million. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. Additionally, accounts receivable can fluctuate based upon the payment timing patterns of certain large customers, although increases in accounts receivable at the end of quarterly reporting periods for this reason have not historically raised collectability issues. Changes in inventory resulted in cash provided of $12.7 million in 2019 versus cash used of $10.0 million in 2018, a $22.7 million increase in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $2.0 million in 2019 versus cash provided of $0.2 million in 2018, a positive swing of $1.8 million. These changes in cash flow were the primary drivers of the $24.5 million increase in net cash flow provided by operations in 2019 versus 2018.
Net cash used in investing activities was $86.0 million in 2020 versus $52.5 million in 2019 and $26.1 million in 2018. In 2020, capital expenditures were used primarily for the construction of our new service center, the acceleration of spending for our repurposed distribution center, and the purchase and installation of machinery and equipment throughout the Company. In 2019 and 2018, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $19.3 million in 2020 consisted primarily of $20.7 million used to purchase Company stock and dividend payments of $1.7 million, partially offset by $3.0 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $1.1 million in 2019 consisted primarily of $1.7 million in dividend payments offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $0.5 million in 2018 consisted primarily of $1.7 million in dividend payments, offset by $1.2 million proceeds from issuance of Company stock related to employees exercising stock options.
Our two-phased expansion plans announced earlier this year continue in earnest and remain on schedule. The construction of the new service center is progressing well with a planned opening in the second quarter of 2021. Phase two of our expansion plans will focus on repurposing our existing distribution center to expand manufacturing capacity and extend our market reach. Spending on Phase two has already commenced as we have accelerated the timing of orders with manufacturers due to increased lead times required for certain machinery and equipment in the current environment. Phase two completion is anticipated in early 2022. Total capital expenditures were $86 million in 2020. We expect total capital expenditures to range from $100 - $120 million in 2021, $50 - $70 million in 2022, and $40 - $60 million in 2023. Our strong balance sheet and ability to consistently generate high levels of operating cash flow should provide ample allowance to fund planned capital expenditures.
Contractual Obligations
As shown below, the Company had the following contractual obligations as of December 31, 2020.

	Payments Due by Period ($ in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations	$144,479	$144,479	—	—	—
Note:     Amounts listed as purchase obligations consist of open purchase orders for major raw material purchases and $60.2 million of capital equipment and construction purchase orders open as of December 31, 2020.

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
Inventories are stated at the lower of cost, using the last-in, first out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (LCM) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other raw materials and finished wire prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of December 31, 2020, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
The Company has provided an allowance for credit losses on customer receivables based upon estimates of those customers’ inability to make required payments. Such allowance is established and adjusted based upon the makeup of the current receivable portfolio, past bad debt experience and current market conditions. If the financial condition of our customers was to deteriorate and impair their ability to make payments to the Company, additional allowances for losses might be required in future periods.
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
•fluctuations in the global and national economy
•the impact of a global pandemic
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
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2020, the Company was a party to the Credit Agreement. Amounts outstanding under the Credit Agreement, as amended, are payable on October 1, 2021, with interest payments due quarterly. At December 31, 2020, the balance outstanding under the Credit Agreement was zero.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2020 and 2019, the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of inventories
Description of the Matter
At December 31, 2020, the Company’s inventory balance was $92.3 million. As discussed in Notes 1 and 2 to the financial statements, inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at each month end.

Auditing management’s calculations to adjust the FIFO inventory balances to LIFO was challenging due to the complexities of the manual calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s calculations of the adjustments to convert FIFO inventory balances to LIFO, including controls over management’s review of the manual calculations described above.

To test the LIFO inventory balance, we performed audit procedures that included, among others, assessing methodologies and testing the underlying data used in the Company’s calculations to adjust the FIFO inventory balances to LIFO. We also tested the mathematical accuracy of the Company’s calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.
Dallas, Texas
February 22, 2021

Encore Wire Corporation
Balance Sheets
As of December 31, 2020 and 2019
(In thousands, except share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$183,123	$230,965
Accounts receivable, net of allowance of $2,215 and $1,801	275,781	223,098
Inventories	92,322	89,684
Income taxes receivable	1,256	3,602
Prepaid expenses and other	2,651	1,889
Total current assets	555,133	549,238

Property, plant and equipment – at cost:
Land and land improvements	60,662	52,354
Construction-in-progress	91,688	49,847
Buildings and improvements	153,094	152,536
Machinery and equipment	373,902	334,204
Furniture and fixtures	15,345	10,926
Total property, plant and equipment	694,691	599,867

Accumulated depreciation	(283,923)	(266,688)
Property, plant and equipment – net	410,768	333,179

Other assets	553	737
Total assets	$966,454	$883,154

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$56,726	$40,509
Accrued liabilities	36,866	34,787
Total current liabilities	93,592	75,296

Deferred income taxes and other	35,133	28,762

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,025,388 and 26,939,403	270	269
Additional paid-in capital	67,885	63,009
Treasury stock, at cost – 6,468,705 and 6,027,455 shares	(111,718)	(91,056)
Retained earnings	881,292	806,874
Total stockholders’ equity	837,729	779,096
Total liabilities and stockholders’ equity	$966,454	$883,154
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands, except per share data)

	2020	2019	2018
Net sales	$1,276,948	$1,274,994	$1,288,683
Cost of goods sold	1,082,413	1,109,023	1,098,961
Gross profit	194,535	165,971	189,722

Selling, general and administrative expenses	97,008	94,442	90,212
Operating income	97,527	71,529	99,510

Net interest and other income	1,269	4,199	2,174
Income before income taxes	98,796	75,728	101,684

Provision for income taxes	22,729	17,599	23,534
Net income	$76,067	$58,129	$78,150
Earnings per common and common equivalent share – basic	$3.69	$2.78	$3.75
Earnings per common and common equivalent share – diluted	$3.68	$2.77	$3.74
Weighted average common and common equivalent shares outstanding – basic	20,599	20,904	20,845
Weighted average common and common equivalent shares outstanding – diluted	20,653	20,990	20,910
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2018	26,859	$269	$58,192	(6,027)	$(91,056)	$673,940	$641,345
Net income	—	—	—	—	—	78,150	78,150
Exercise of stock options	42	—	1,186	—	—	—	1,186
Stock-based compensation	5	—	1,444	—	—	—	1,444
Dividend declared—$0.08 per share	—	—	—	—	—	(1,669)	(1,669)
Balance at December 31, 2018	26,906	269	60,822	(6,027)	(91,056)	750,421	720,456
Net income	—	—	—	—	—	58,129	58,129
Exercise of stock options	22	—	568	—	—	—	568
Stock-based compensation	11	—	1,619	—	—	—	1,619
Dividend declared—$0.08 per share	—	—	—	—	—	(1,676)	(1,676)
Balance at December 31, 2019	26,939	269	63,009	(6,027)	(91,056)	806,874	779,096
Net income	—	—	—	—	—	76,067	76,067
Exercise of stock options	69	1	2,998	—	—	—	2,999
Stock-based compensation	17	—	1,878	—	—	—	1,878
Dividend declared—$0.08 per share	—	—	—	—	—	(1,649)	(1,649)
Purchase of treasury stock	—	—	—	(441)	(20,662)	—	(20,662)
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Operating Activities
Net income	$76,067	$58,129	$78,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,459	17,707	16,513
Deferred income taxes	6,429	3,376	3,033
Stock-based compensation attributable to equity awards	1,878	1,619	1,444
Other	470	754	(187)
Changes in operating assets and liabilities:
Accounts receivable	(53,383)	12,255	(6,468)
Inventories	(2,638)	12,683	(10,002)
Other assets	(746)	(229)	627
Trade accounts payable and accrued liabilities	7,580	2,040	165
Current income taxes receivable / payable	2,346	(2,213)	(1,685)
Net cash provided by operating activities	57,462	106,121	81,590

Investing Activities
Purchases of property, plant and equipment	(86,082)	(52,484)	(26,181)
Proceeds from sale of assets	91	28	116
Net cash used in investing activities	(85,991)	(52,456)	(26,065)

Financing Activities
Purchase of treasury stock	(20,662)	—	—
Borrowings from revolver	—	—	67,300
Repayments to revolver	—	—	(67,300)
Proceeds from issuance of common stock, net	2,999	568	1,186
Dividends paid	(1,650)	(1,673)	(1,668)
Net cash used in financing activities	(19,313)	(1,105)	(482)

Net increase (decrease) in cash and cash equivalents	(47,842)	52,560	55,043
Cash and cash equivalents at beginning of period	230,965	178,405	123,362
Cash and cash equivalents at end of period	$183,123	$230,965	$178,405
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2020
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Almost all U.S. states, and many local jurisdictions and countries around the world, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. The Company is unable to predict the impact that the continued spread of COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business remain uncertain.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $35.2 million, $33.9 million and $35.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
At December 31, 2020 and 2019, the carrying value of cash and cash equivalents, excluding certificates of deposit, approximated fair value, a Level 1 measurement. At December 31, 2020, the Company had no certificates of deposit. At December 31, 2019, the carrying value of the Company’s certificates of deposit totaled $161.3 million approximated fair value, a Level 2 measurement.
Concentrations of Credit Risk and Accounts Receivable
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.
Accounts receivable represent amounts due from customers, primarily wholesale electrical distributors, related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from customers located throughout the United States. Encore has three customers, each of whom slightly exceeds 10% of the Company's total sales. The Company establishes an allowance for credit losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Losses Progression (In Thousands)	2020	2019	2018
Beginning balance January 1	$1,801	$2,030	$2,028
Write-offs of bad debts	(286)	(230)	—
Collection of previous write-offs	—	1	2
Adjustment to allowance for credit losses	700	—	—
Ending balance at December 31	$2,215	$1,801	$2,030
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2020, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks. At December 31, 2019, the Company’s cash equivalents consisted of investments in money market accounts and certificates of deposit with the Company’s banks.
Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Depreciation of property, plant and equipment for financial reporting is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 3 to 39 years; machinery and equipment, 2 to 20 years; and furniture and fixtures, 5 to 20 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The guidance affects all entities in all industries and applies to a wide variety of financial assets, including trade receivables. We adopted this new standard January 1, 2020 and applied a loss rate model to compute the expected credit loss allowance of our short-term trade receivable balances, which we concluded are representative of one collective pool. This method is based on relevant information from past events, including historical experiences, current conditions, and reasonable and supportable forecasts that affect collectability. Upon adoption, we recognized a $0.7 million increase to our allowance for credit losses and a corresponding cumulative adjustment to reduce retained earnings, net of income taxes, of $0.5 million. This transition adjustment reflects the development of our models to estimate expected credit losses over the life of our financial assets, which primarily consist of our accounts receivable. Pursuit to ASU 2016-13, we have evaluated our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and other relevant information, including ratings agency, credit ratings and alerts, and publicly available reports.
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

2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2020	2019
Raw materials	$40,842	$25,882
Work-in-process	30,311	25,381
Finished goods	88,544	83,222
Total	159,697	134,485
Adjust to LIFO cost	(67,375)	(44,801)
Inventory	$92,322	$89,684
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.
3. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2020	2019
Sales rebates payable	$19,317	$16,622
SAR Liability	5,343	3,087
Property taxes payable	4,427	4,011
Accrued salaries	4,096	7,924
Other accrued liabilities	3,683	3,143
Total accrued liabilities	$36,866	$34,787

4. Debt
At December 31, 2020 and 2019, the Company had no debt outstanding.
The Company is party to a Credit Agreement (as amended, the “Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The Credit Agreement extends through October 1, 2021, and provides for maximum borrowings of $150.0 million. In the third quarter of 2016, the Company signed a Third Amendment to the Credit Agreement, which, along with other minor changes, eliminated the restriction of maximum borrowings based on the amount of eligible accounts receivable plus the amount of eligible finished goods and raw materials, less any reserves established by the banks. Additionally, at our request and subject to certain conditions, the commitments under the Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 0.875% to 1.75% depending upon the Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus —% to 0.25% (depending upon the Leverage Ratio). A commitment fee ranging from 0.15% to 0.30% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2020, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $149.4 million of credit available under the Credit Agreement. Obligations under the Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2020.
On February 9, 2021, the Company terminated the Credit Agreement and entered into a new agreement. The Company is now party to a Credit Agreement ( the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association as syndication agent. The 2021 Credit Agreement extends through February 9, 2026, and provides for maximum borrowings of $200.0 million.
The Company paid interest totaling $0.2 million, $0.2 million and $0.3 million in 2020, 2019 and 2018, respectively, none of which was capitalized.
5. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several provisions for corporations including payroll tax credits, deferment of employer social security tax payments, expanded net operating loss carryback periods, accelerated alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's income tax provision in the year ended December 31, 2020.
The provision for income tax expense are summarized as follows for the years ended December 31:

In Thousands	2020	2019	2018
Current:
Federal	$14,277	$12,675	$18,523
State	2,024	1,549	1,978
Deferred:
Federal	6,285	3,260	2,603
State	143	115	430
Total income tax expense	$22,729	$17,599	$23,534
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2020	2019	2018
Amount computed using the statutory rate	$20,747	$15,903	$21,354
State income taxes, net of federal tax benefit	1,732	1,314	1,903
Other	250	382	277
Total income tax expense	$22,729	$17,599	$23,534
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2020	2019
Depreciation	$(35,869)	$(27,547)
Inventory	503	(1,970)
Allowance for credit losses	499	406
Uniform capitalization rules	276	265
Other	754	1,438
Net deferred income tax liability	$(33,837)	$(27,408)
The Company's inventory costing method for federal income tax purposes differs from the method allowed by GAAP. Both methods of inventory costing result in the same recovery of inventory. However, the timing of the recovery varies. As of December 31, 2020 the Company's tax inventory exceeds its book inventory, which created a deferred tax asset of $503k.
The Company made income tax payments of $14.1 million in 2020, $16.4 million in 2019 and $22.3 million in 2018.
The Company was audited by the IRS for the year 2015. The audit concluded with no adjustments. The Company’s federal income tax returns for the years subsequent to December 31, 2016 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2015. The Company has no reserves for uncertain tax positions as of December 31, 2020 and 2019. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.

6. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2020	2019	2018
Stock options	$561	$635	$1,209
Stock appreciation rights (“SARs”)	3,377	2,906	894
Restricted Stock Awards	1,101	$907	$—
Stock grants	244	269	$235
Total stock-based compensation expense	$5,283	$4,717	$2,338
In 2020, the Board of Directors adopted a new stock option plan called the Encore Wire 2020 Long Term Incentive Plan (the “2020 LTIP”) which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders. The 2020 LTIP permits the granting of 1,000,000 securities in the form of options to purchase shares of common stock, stock appreciation rights, restricted common stock, restricted stock units, unrestricted common stock, dividend equivalents, cash awards, or performance awards to non-employee directors, officers and employees of the Company. The 2010 Stock Option Plan expired on February 20, 2020. As of December 31, 2020, 994,500 securities remained available for grant under the 2020 LTIP.
Stock Options:
No stock option awards were granted in 2020 or 2019. The Company granted stock option awards in 2018 with exercise prices equal to the fair market value of its stock on the date of grant of the options. These options vest ratably over a period of five years from the time the options were granted. The maximum term of any option previously granted under the 2010 Stock Option Plan or granted in the future under the 2020 LTIP is ten years. New shares are issued upon the exercise of options.
The following presents a summary of stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2020	393,500	$42.36
Exercised	(68,972)	49.80
Forfeited/Canceled	(10,028)	51.63
Outstanding at December 31, 2020	314,500	$41.82	5.1 years	$5,898
Vested and exercisable at December 31, 2020	226,000	$40.03	4.5 years	$4,642
The fair value of stock options granted in the year ended December 31, 2018, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,
2018
Risk-free interest rate	2.36%
Expected dividend yield	0.16%
Expected volatility	31.40%
Expected lives	5.0 years
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
During the year ended December 31, 2018, the weighted average grant date fair value of options granted was $15.95. During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of options exercised was $0.4 million, $0.7 million and $0.9 million, respectively. As of December 31, 2020, total unrecognized compensation cost related to non-vested stock options of $0.7 million was expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balances were $5.3 million and $3.1 million at December 31, 2020 and 2019, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2020, a total of 679,500 SARs were outstanding under the 2014 SARs Plan.
The following presents a summary of SARs activity for the year ended December 31, 2020:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2020	565,300	$48.18
Granted	227,500	58.77
Exercised	(85,500)	57.52
Forfeited/Canceled	(27,800)	53.01
Outstanding at December 31, 2020	679,500	$51.99	7.7 years	$5,831
Vested and exercisable at December 31, 2020	113,900	$47.31	6.6 years	$1,511
The fair value of SARs granted during the years ended December 31, 2020, 2019 and 2018, was estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.18%	1.62%	2.53%
Expected dividend yield	0.13%	0.14%	0.16%
Expected volatility	35.51%	28.46%	30.83%
Expected lives	2.8 years	3.0 years	3.0 years
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
During the years ended December 31, 2020, 2019 and 2018, the weighted average grant date fair value of SARs granted was $17.94, $17.19 and $14.94, respectively, and the total intrinsic value of SARs exercised was $1.1 million, $2.1 million, and $1.1 million, respectively. As of December 31, 2020, total unrecognized compensation cost related to non-vested SARs of $6.6 million was expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock Awards:
During the years ended December 31, 2020 and 2019, the Company granted 37,000 shares and 60,000 shares, respectively, of restricted stock to employees pursuant to the 2010 Stock Option Plan, with weighted grant date fair values of $58.90 and $54.49 per share, respectively. There were no restricted shares issued in 2018. As of December 31, 2020, there was $3.4 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the year ending December 31, 2020 was $0.7 million.
The following presents a summary of restricted stock activity for the year ended December 31, 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2020	50,000	$55.00
Granted	37,000	58.90
Vested	(12,000)	55.94
Unvested at December 31, 2020	$75,000	$56.77

Stock Grants:
In May 2020, the Company granted 1,100 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $44.31 per share. In June 2019, the Company granted 1,000 shares of stock to each of the 5 non-employee directors pursuant to the 2010 Stock Option Plan with a grant date fair value of $53.81 per share. In May 2018, the Company granted 1,000 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $46.95 per share.
7. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2020	2019	2018
Numerator:
Net income	$76,067	$58,129	$78,150

Denominator:
Denominator for basic earnings per share – weighted average shares	20,599	20,904	20,845

Effect of dilutive securities:
Employee stock awards	54	86	65

Denominator for diluted earnings per share – weighted average shares	20,653	20,990	20,910
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2020	2019	2018
Weighted average anti-dilutive stock options	136	118	181

Weighted average exercise price per share	$51.20	$51.05	$50.20

8. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of December 31, 2020, 1,000,000 shares remained authorized for repurchase through March 31, 2021. Subsequently, the authorization for repurchase was extended through March 31, 2022. The Company repurchased 441,250 shares of its stock in 2020, and did not repurchase any shares of its stock in 2019 or 2018. The Company also has a broker agreement to repurchase stock in the open market at certain trigger points pursuant to a Rule 10b5-1 plan announced on November 28, 2007. Repurchased shares are recorded as treasury shares.

9. Contingencies
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
10. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $2.5 million, $2.5 million and $2.1 million in 2020, 2019 and 2018, respectively.
11. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
2020	March 31	June 30	September 30	December 31
Net sales	$302,794	$253,631	$339,700	$380,823
Gross profit	45,773	36,499	53,459	58,804
Net income	18,607	12,347	21,012	24,100
Earnings per common share – basic	0.89	0.60	1.02	1.17
Earnings per common share – diluted	0.89	0.60	1.02	1.17

	Three Months Ended
2019	March 31	June 30	September 30	December 31
Net sales	$314,707	$336,866	$321,169	$302,252
Gross profit	41,326	45,910	42,988	35,747
Net income	13,411	17,782	16,401	10,535
Earnings per common share – basic	0.64	0.85	0.78	0.50
Earnings per common share – diluted	0.64	0.85	0.78	0.50

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2020. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Encore Wire Corporation
Opinion on Internal Control over Financial Reporting
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and, if applicable, “Delinquent Section 16(a) Reports” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2021 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2021, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2021 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference. Certain information with respect to the Company’s equity compensation plans that is required to be set forth in this Item 12 is set forth under the caption “Equity Compensation Plan Information” contained in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2021 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 4, 2021, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and incorporated herein by reference).

4.2	Description of Registrant's Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).

10.1*
2010 Stock Option Plan as amended and restated effective February 20, 2017 (filed as Annex A to the Company’s Notice and Proxy Statement filed with on March 27, 2017 and incorporated herein by reference).

10.2*	2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2020, and incorporated herein by reference).

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.4*
Form of Incentive Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.5*
Form of Non-Qualified Stock Option Agreement under the 2010 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated here by reference).

10.6*
Form of Encore Wire 2010 Stock Option Plan Stock Award Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2017 and incorporated herein by reference).

10.7*	Form of Encore Wire Corporation Restricted Stock Award Agreement

10.8*
Form of Encore Wire Corporation Stock Award Agreement under the 2020 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2020, and incorporated herein by reference).

10.9*	Form of Encore Wire Corporation Time-Based Restricted Stock Unit Award Agreement under the 2020 Long Term Incentive Plan.

10.10
Credit Agreement dated September 27, 2012 by and among the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012 and incorporated herein by reference).

10.11
First Amendment to Credit Agreement, dated as of December 31, 2013, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2014 and incorporated herein by reference).

10.12
Second Amendment to Credit Agreement, dated as of December 31, 2014, by and among the Company, Bank of America, N.A., as lender and administrative agent and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.13
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

10.14
Credit Agreement dated February 9, 2021 by and among the Company, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021 and incorporated herein by reference).

10.15*
Encore Wire Corporation 2014 Stock Appreciation Rights Plan (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 22, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 22, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 22, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 22, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
*     Management contract or compensatory plan
Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2021	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2021
Daniel L. Jones

/s/ BRET J. ECKERT	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2021
Bret J. Eckert

/s/ GREGORY J. FISHER	Director	February 22, 2021
Gregory J. Fisher

/s/ GINA A. NORRIS	Director	February 22, 2021
Gina A. Norris

/s/ WILLIAM R. THOMAS	Director	February 22, 2021
William R. Thomas

/s/ SCOTT D. WEAVER	Director	February 22, 2021
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 22, 2021
John H. Wilson