Form 10-Q
period 2021-03-31
ENCORE WIRE CORP
filed 2021-04-28
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of April 27, 2021: 20,634,145

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$154,968	$183,123
Accounts receivable, net of allowance of $2,337 and $2,215	348,709	275,781
Inventories, net	90,343	92,322
Income tax receivable	—	1,256
Prepaid expenses and other	2,278	2,651
Total current assets	596,298	555,133

Property, plant and equipment - at cost:
Land and land improvements	60,662	60,662
Construction-in-progress	113,788	91,688
Buildings and improvements	153,141	153,094
Machinery and equipment	378,465	373,902
Furniture and fixtures	12,015	15,345
Total property, plant and equipment	718,071	694,691
Accumulated depreciation	(284,853)	(283,923)
Property, plant and equipment - net	433,218	410,768

Other assets	670	553
Total assets	$1,030,186	$966,454

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$69,811	$56,726
Accrued liabilities	34,886	36,866
Income taxes payable	13,190	—
Total current liabilities	117,887	93,592

Deferred income taxes and other	32,902	35,133
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,040,850 and 27,025,388	270	270
Additional paid-in capital	68,777	67,885
Treasury stock, at cost – 6,468,705 and 6,468,705 shares	(111,718)	(111,718)
Retained earnings	922,068	881,292
Total stockholders’ equity	879,397	837,729
Total liabilities and stockholders’ equity	$1,030,186	$966,454

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Net sales	$444,140	$302,794
Cost of goods sold	359,636	257,021
Gross profit	84,504	45,773

Selling, general, and administrative expenses	31,152	22,290
Operating income	53,352	23,483

Net interest and other income	25	884
Income before income taxes	53,377	24,367

Provision for income taxes	12,188	5,760
Net income	$41,189	$18,607
Earnings per common and common equivalent share – basic	$2.00	$0.89
Earnings per common and common equivalent share – diluted	$1.99	$0.89
Weighted average common and common equivalent shares outstanding – basic	20,568	20,792
Weighted average common and common equivalent shares outstanding – diluted	20,719	20,851
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Purchase of treasury stock	—	—	—	—	—	—	—
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	(6,027)	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	(439)	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	(6,466)	$(111,636)	$825,070	$777,172

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Operating Activities:
Net income	$41,189	$18,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,300	4,571
Deferred income taxes	(2,276)	2,719
Stock-based compensation attributable to equity awards	737	460
Other	48	530
Changes in operating assets and liabilities:
Accounts receivable	(72,928)	(1,725)
Inventories	1,979	(884)
Other assets	907	(2,127)
Trade accounts payable and accrued liabilities	9,753	(16,302)
Current income taxes receivable / payable	14,446	3,156
Net cash provided by (used in) operating activities	(845)	9,005

Investing Activities:
Purchases of property, plant and equipment	(26,504)	(12,224)
Proceeds from sale of assets	—	90
Net cash used in investing activities	(26,504)	(12,134)

Financing Activities:
Deferred financing fees	(550)	—
Purchase of treasury stock	—	(20,580)
Proceeds from issuance of common stock, net	155	—
Dividends paid	(411)	(418)
Net cash used in financing activities	(806)	(20,998)

Net decrease in cash and cash equivalents	(28,155)	(24,127)
Cash and cash equivalents at beginning of period	183,123	230,965
Cash and cash equivalents at end of period	$154,968	$206,838
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Almost all U.S. states, and many local jurisdictions and countries around the world, have, at times during the pandemic, issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. The Company is unable to predict the impact that the continued spread of COVID-19 may have on our financial position and operating results in future periods due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business remain uncertain.
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
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. We adopted this new standard January 1, 2021, and it has had no material impact on the Company's financial statements or disclosures.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2021	December 31, 2020

Raw materials	$42,401	$40,842
Work-in-process	43,146	30,311
Finished goods	94,135	88,544
Total Inventory at FIFO cost	179,682	159,697
Adjust to LIFO cost	(89,339)	(67,375)
Inventory, net	$90,343	$92,322
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2021, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the first quarter of 2021, LIFO adjustments were recorded, increasing cost of sales by $22.0 million, versus LIFO adjustments decreasing cost of sales by $9.6 million in the first quarter of 2020.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2021	December 31, 2020

Sales rebates payable	$17,793	$19,317
SAR Liability	4,551	5,343
Property taxes payable	1,009	4,427
Accrued salaries	6,560	4,096
Other accrued liabilities	4,973	3,683
Total accrued liabilities	$34,886	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.8% in the first quarter of 2021 versus 23.6% in the first quarter of 2020, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
In Thousands	2021	2020

Numerator:
Net income	$41,189	$18,607

Denominator:
Denominator for basic earnings per share – weighted average shares	20,568	20,792

Effect of dilutive securities:
Employee stock awards	151	59

Denominator for diluted earnings per share – weighted average shares	20,719	20,851

The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the first quarter was zero in 2021 and 240,786 in 2020. Such awards were anti-dilutive for their respective periods.
NOTE 6 – DEBT
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request, and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2021, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $199.4 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of March 31, 2021.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of March 31, 2021, 1,000,000 shares remained authorized for repurchase through March 31, 2022. The Company repurchased zero shares of its stock in the three months ended March 31, 2021 versus 439,112 shares in the three months ended March 31, 2020.
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
As discussed in Note 1, in the notes to the financial statements, the duration and severity of the COVID-19 pandemic outbreak and its long-term impact on our business are uncertain at this time. Developments surrounding the COVID-19 global pandemic are continuing to change daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. Copper accounted for approximately 69.6%, 69.9%, and 73.0% of the Company’s cost of goods sold during fiscal 2020, 2019 and 2018, respectively. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to raising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. With the volatility of both raw material prices and wire prices in the Company’s end market, hedging raw materials can be risky. Historically, the Company has not engaged in hedging strategies for raw material purchases. The tables below highlight the range of closing prices of copper on a per pound basis on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2021

	January 2021	February 2021	March 2021	Quarter Ended March 31, 2021
High	$3.70	$4.30	$4.23	$4.30
Low	3.55	3.54	3.98	3.54
Average	3.62	3.86	4.09	3.87
COMEX COPPER CLOSING PRICE 2020

	January 2020	February 2020	March 2020	Quarter Ended March 31, 2020
High	$2.88	$2.62	$2.60	$2.88
Low	2.52	2.51	2.12	2.12
Average	2.75	2.58	2.37	2.56

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and three months ended March 31, 2021 and 2020. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
Net sales were $444.1 million in the first quarter of 2021 compared to $302.8 million in the first quarter of 2020. The increase in net sales dollars is the result of a 46.8% increase in the average selling price of copper wire and a 1.1% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 47.3% in the first quarter of 2021 compared to the first quarter of 2020 and was a driver of the increased average sales price of copper wire.
Cost of goods sold was $359.6 million, or 81.0% of net sales, in the first quarter of 2021, compared to $257.0 million, or 84.9% of net sales, in the first quarter of 2020. Gross profit increased to $84.5 million, or 19.0% of net sales, in the first quarter of 2021 from $45.8 million, or 15.1% of net sales, in the first quarter of 2020.
The increase in gross profit margin was the result of two factors. Copper unit volumes increased 1.1%, while the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 45.9% in the first quarter of 2021 versus the first quarter of 2020. The spread increased as a result of the average sales price per pound of copper sold increasing 46.8% while the per pound cost of raw copper purchased increased 47.3%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost decreased to 71.6% of net sales in the first quarter of 2021, from 72.3% of net sales in the first quarter of 2020. Overhead costs decreased to 9.4% of net sales in the first quarter of 2021, from 12.6% of net sales in the first quarter of 2020. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the first quarter of 2021 were $20.7 million, or 4.7% of net sales, compared to $15.3 million, or 5.1% of net sales, in the first quarter of 2020. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change in percentage terms. Freight costs decreased to 2.2% of net sales in the first quarter of 2021 from 2.6% of net sales in the first quarter of 2020. General and administrative (“G&A”) expenses for the first quarter of 2021 were $10.5 million, or 2.4% of net sales, compared to $6.2 million, or 2.1% of net sales, in the first quarter of 2020. The G&A increase was driven by increased stock compensation expense as our stock price increased from $60.57 on December 31, 2020 to $67.13 on March 31, 2021.
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
Cash used in operating activities was $0.8 million in the first three months of 2021 compared to cash provided of $9.0 million in the first three months of 2020. The following changes in components of cash flow from operations were notable. The

Company had net income of $41.2 million in the first three months of 2021 compared to net income of $18.6 million in the first three months of 2020. Accounts receivable increased $72.9 million in the first three months of 2021 compared to increasing $1.7 million in the first three months of 2020, resulting in a negative impact to cash flow of $71.2 million in the first three months of 2021 versus the first three months of 2020. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $2.0 million in the first three months of 2021 compared to increasing $0.9 million in the first three months of 2020 producing a positive impact to cash flow of $2.9 million in 2021 versus 2020. Trade accounts payable and accrued liabilities provided cash of $9.8 million in the first three months of 2021 versus using $16.3 million in the first three months of 2020. In the first three months of 2021, changes in current and deferred taxes provided cash of $12.2 million versus $5.9 million of cash provided in the first three months of 2020. These changes in cash flow were the primary drivers of the $9.9 million decrease in cash provided by operations in the first three months of 2021 compared to the first three months of 2020.
Cash used in investing activities increased to $26.5 million in the first three months of 2021 from $12.1 million in the first three months of 2020 due to higher capital expenditures on plant and equipment.
Cash used in financing activities in the first three months of 2021 consisted of $0.4 million of cash dividends paid, $0.2 million of proceeds from exercised stock options, and $0.6 million of financing fees for the new credit agreement. These activities in cash flow used $0.8 million cash in financing activities for the first three months of 2021 compared to $21.0 million used in the first three months of 2020. As of March 31, 2021, the balance on the Company’s revolving line of credit remained at zero.
The Company’s cash balance was $155.0 million at March 31, 2021 versus $206.8 million at March 31, 2020.
During the remainder of 2021, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which continue in earnest. The new service center is expected to come online in mid-second quarter of this year. We expect capital expenditures to range from $100 - $120 million in 2021, $50 - $70 million in 2022 and $40 - $60 million in 2023. Our strong balance sheet and ability to generate high levels of operating cash flow should provide ample allowance to fund planned capital expenditures.
Critical Accounting Estimates and Policies
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company’s unaudited financial statements are impacted by the accounting policies used and the estimates and assumptions made by management in their preparation. See Note 1 to the notes to the financial statements for information on the Company’s significant accounting policies.
As of March 31, 2021, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
10.1
Credit Agreement dated February 9, 2021 by and among the Company, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties.. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021 and incorporated herein by reference).

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 28, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 28, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 28, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 28, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: April 28, 2021	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: April 28, 2021	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer