Form 10-Q
period 2021-06-30
ENCORE WIRE CORP
filed 2021-07-29
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 28, 2021: 20,649,395

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$157,872	$183,123
Accounts receivable, net of allowance of $3,800 and $2,215	574,191	275,781
Inventories, net	87,920	92,322
Income tax receivable	—	1,256
Prepaid expenses and other	3,342	2,651
Total current assets	823,325	555,133

Property, plant and equipment - at cost:
Land and land improvements	73,725	60,662
Construction-in-progress	42,440	91,688
Buildings and improvements	216,793	153,094
Machinery and equipment	389,647	373,902
Furniture and fixtures	13,714	15,345
Total property, plant and equipment	736,319	694,691
Accumulated depreciation	(285,376)	(283,923)
Property, plant and equipment - net	450,943	410,768

Other assets	636	553
Total assets	$1,274,904	$966,454

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$77,458	$56,726
Accrued liabilities	58,540	36,866
Income taxes payable	42,093	—
Total current liabilities	178,091	93,592

Deferred income taxes and other	33,188	35,133
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,056,100 and 27,025,388	271	270
Additional paid-in capital	70,366	67,885
Treasury stock, at cost – 6,468,705 and 6,468,705 shares	(111,718)	(111,718)
Retained earnings	1,104,706	881,292
Total stockholders’ equity	1,063,625	837,729
Total liabilities and stockholders’ equity	$1,274,904	$966,454

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net sales	$744,408	$253,631	$1,188,548	$556,425
Cost of goods sold	467,066	217,132	826,702	474,153
Gross profit	277,342	36,499	361,846	82,272

Selling, general, and administrative expenses	41,140	20,755	72,292	43,044
Operating income	236,202	15,744	289,554	39,228

Net interest and other income	38	267	64	1,151
Income before income taxes	236,240	16,011	289,618	40,379

Provision for income taxes	53,187	3,664	65,376	9,424
Net income	$183,053	$12,347	$224,242	$30,955
Earnings per common and common equivalent share – basic	$8.89	$0.60	$10.90	$1.50
Earnings per common and common equivalent share – diluted	$8.82	$0.60	$10.81	$1.50
Weighted average common and common equivalent shares outstanding – basic	20,581	20,496	20,574	20,646
Weighted average common and common equivalent shares outstanding – diluted	20,763	20,537	20,741	20,696
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397
Net income	—	—	—	—	—	183,053	183,053
Exercise of stock options	9	1	258	—	—	—	259
Stock-based compensation	6	—	1,331	—	—	—	1,331
Dividend declared—$0.02 per share	—	—	—	—	—	(415)	(415)
Balance at June 30, 2021	27,056	$271	$70,366	(6,468)	$(111,718)	$1,104,706	$1,063,625

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	(6,027)	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	(439)	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	(6,466)	$(111,636)	$825,070	$777,172
Net income	—	—	—	—	—	12,347	12,347
Exercise of stock options	53	1	2,454	—	—	—	2,455
Stock-based compensation	5	—	631	—	—	—	631
Dividend declared—$0.02 per share	—	—	—	—	—	(412)	(412)
Purchase of treasury stock	—	—	—	(2)	(82)	—	(82)
Balance at June 30, 2020	27,005	$270	$66,554	(6,468)	$(111,718)	$837,005	$792,111

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)

Operating Activities:
Net income	$224,242	$30,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,977	9,321
Deferred income taxes	(1,958)	3,327
Stock-based compensation attributable to equity awards	2,068	1,091
Other	4,078	520
Changes in operating assets and liabilities:
Accounts receivable	(299,873)	30,331
Inventories	4,402	1,804
Other assets	(185)	(1,652)
Trade accounts payable and accrued liabilities	47,239	(21,514)
Current income taxes receivable / payable	43,349	6,101
Net cash provided by operating activities	34,339	60,284

Investing Activities:
Purchases of property, plant and equipment	(58,844)	(21,921)
Proceeds from sale of assets	213	90
Net cash used in investing activities	(58,631)	(21,831)

Financing Activities:
Deferred financing fees	(550)	—
Purchase of treasury stock	—	(20,662)
Proceeds from issuance of common stock, net	414	2,455
Dividends paid	(823)	(828)
Net cash used in financing activities	(959)	(19,035)

Net increase (decrease) in cash and cash equivalents	(25,251)	19,418
Cash and cash equivalents at beginning of period	183,123	230,965
Cash and cash equivalents at end of period	$157,872	$250,383
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is unable to predict the impact that COVID-19 may have on our financial position and operating results in future periods. The duration or re-emergence of the outbreak and its long-term impact on our business remain uncertain.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those ASUs that are relevant to the Company.
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2021	December 31, 2020

Raw materials	$61,183	$40,842
Work-in-process	44,762	30,311
Finished goods	95,366	88,544
Total Inventory at FIFO cost	201,311	159,697
Adjust to LIFO cost	(113,391)	(67,375)
Inventory, net	$87,920	$92,322
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2021, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the second quarter of 2021, LIFO adjustments were recorded, increasing cost of sales by $24.1 million, compared to LIFO adjustments increasing cost of sales by $0.7 million in the second quarter of 2020. In the six months ended June 30, 2021, LIFO adjustments were recorded, increasing cost of sales by $46.0 million, compared to LIFO adjustments decreasing cost of sales by $8.9 million in the six months ended June 30, 2020.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2021	December 31, 2020

Sales rebates payable	$33,362	$19,317
SAR Liability	5,918	5,343
Property taxes payable	2,436	4,427
Accrued salaries	9,930	4,096
Other accrued liabilities	6,894	3,683
Total accrued liabilities	$58,540	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.5% in the second quarter of 2021 versus 22.9% in the second quarter of 2020, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020

Numerator:
Net income	$183,053	$12,347	$224,242	$30,955

Denominator:
Denominator for basic earnings per share – weighted average shares	20,581	20,496	20,574	20,646

Effect of dilutive securities:
Employee stock awards	182	41	167	50

Denominator for diluted earnings per share – weighted average shares	20,763	20,537	20,741	20,696

The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the second quarter was zero in 2021 and 238,433 in 2020. The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the six months ended June 30 was zero in 2021 and 239,609 in 2020. Such awards were anti-dilutive for their respective periods.
NOTE 6 – DEBT
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request, and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2021, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $199.4 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of June 30, 2021.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock on the open market or through privately negotiated transactions at prices determined by the President of the Company during the term of the program. The Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, and, as of June 30, 2021, 1,000,000 shares remained authorized for repurchase through March 31, 2022. The Company repurchased zero shares of its stock in the six months ended June 30, 2021 compared to 441,250 shares in the six months ended June 30, 2020.
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
As discussed in Note 1, in the notes to the financial statements, the duration or re-emergence of the COVID-19 outbreak and its long-term impact on our business remain uncertain. Developments surrounding COVID-19 continue to change, and we have limited visibility into the extent to which market demand for our products, as well as sector manufacturing and distribution capacity, will be impacted.
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
COMEX COPPER CLOSING PRICE 2021

	April 2021	May 2021	June 2021	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
High	$4.74	$4.78	$4.66	$4.78	$4.78
Low	4.00	4.50	4.16	4.00	3.54
Average	4.25	4.64	4.40	4.42	4.15
COMEX COPPER CLOSING PRICE 2020

	April 2020	May 2020	June 2020	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
High	$2.38	$2.47	$2.71	$2.71	$2.88
Low	2.19	2.32	2.47	2.19	2.12
Average	2.31	2.39	2.60	2.43	2.50

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2021 and 2020. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
Net sales were $744.4 million in the second quarter of 2021 compared to $253.6 million in the second quarter of 2020. The increase in net sales dollars is the result of a 129.6% increase in the average selling price of copper wire and a 33.4% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 73.5% in the second quarter of 2021 compared to the second quarter of 2020 and was a driver of the increased average sales price of copper wire.
Cost of goods sold was $467.1 million, or 62.7% of net sales, in the second quarter of 2021, compared to $217.1 million, or 85.6% of net sales, in the second quarter of 2020. Gross profit increased to $277.3 million, or 37.3% of net sales, in the second quarter of 2021 from $36.5 million, or 14.4% of net sales, in the second quarter of 2020.
The increase in gross profit margin was the result of two factors. Copper unit volumes increased 33.4%, while the spread between the average price paid for a pound of raw copper and the average sales price for a pound of copper contained in finished wire increased 234.0% in the second quarter of 2021 versus the second quarter of 2020. The spread increased as a result of the average sales price per pound of copper sold increasing 129.6% while the per pound cost of raw copper purchased increased 73.5%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost as a percentage of sales decreased to 55.9% in the second quarter of 2021, from 72.2% in the second quarter of 2020. Overhead costs decreased to 6.8% of net sales in the second quarter of 2021, from 13.5% of net sales in the second quarter of 2020. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the second quarter of 2021 were $28.9 million, or 3.9% of net sales, compared to $13.5 million, or 5.3% of net sales, in the second quarter of 2020. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs decreased to 1.5% of net sales in the second quarter of 2021 from 2.8% of net sales in the second quarter of 2020. General and administrative (“G&A”) expenses for the second quarter of 2021 were $10.8 million, or 1.5% of net sales, compared to $7.3 million, or 2.9% of net sales, in the second quarter of 2020. The G&A expense increase was driven by increased stock compensation expense as our stock price increased from $67.13 on March 31, 2021 to $75.79 on June 30, 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales for the first six months of 2021 were $1.189 billion compared to net sales of $556.4 million for the first six months of 2020. This 113.6% increase in net sales is primarily the result of a 119.8% increase in copper wire sales, driven by an 89.2% increase in the average selling price of copper wire and a 16.2% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing copper and other raw material prices and product price competition. The average cost per pound of raw copper purchased increased 60.5% in the first six months of 2021 compared to the first six months of 2020 and was the principal driver of the increased average sales price of copper wire.
Cost of goods sold increased to $826.7 million in the first six months of 2021, compared to $474.2 million in the first six months of 2020. Gross profit increased to $361.8 million, or 30.4% of net sales, in the first six months of 2021 versus $82.3 million, or 14.8% of net sales, in the first six months of 2020.
Gross profit percentage for the six months ended June 30, 2021 was 30.4% compared to 14.8% during the same period in 2020. The average selling price of wire per copper pound sold increased 89.2% in the six months ended June 30, 2021 versus the six months ended June 30, 2020, while the average cost of copper per pound purchased increased 60.5%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Due primarily to increases in copper costs and an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2021, LIFO adjustments were recorded, increasing cost of sales by $46.0 million. During the same period in 2020, LIFO adjustments were recorded, decreasing cost of sales by $8.9 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.

Selling expenses for the first six months of 2021 increased to $49.5 million, or 4.2% of net sales, compared to $28.8 million, or 5.2% of net sales, in the same period of 2020. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $14.3 million in concert with the increased sales dollars. Freight costs for the first six months of 2021 were 1.8% of net sales, compared to 2.7% of net sales for the first six months of 2020. General and administrative expenses were $21.3 million, or 1.8% of net sales, in the first half of 2021 compared to $13.5 million, or 2.4% of net sales, in the first half of 2020. The G&A expense increase was driven by increased stock compensation expense driven by the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $4.6 million in the first six months of 2021 versus the first six months of 2020.
The favorable market conditions in the second quarter and year-to-date periods ended June 30, 2021 were partially driven by rising copper prices coupled with demand recovery for our products. In addition, production challenges across the sector, including inconsistent access to raw materials, disruptions in the manufacturing and distribution network, and access to skilled labor, created unique market conditions in the first half of 2021. Although we were largely able to avoid these factors, we do expect these disruptions will begin to abate during the remainder of 2021.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures, are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital and has the facility in place should such a need arise in the future. We believe that the Company has sufficient liquidity and do not believe COVID-19 will materially impact our liquidity, but we continue to assess COVID-19 and its impact on our business, including on our customer base and suppliers.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $34.3 million in the first six months of 2021 compared to cash provided of $60.3 million in the first six months of 2020. The following changes in components of cash flow from operations were notable. The Company had net income of $224.2 million in the first six months of 2021 compared to net income of $31.0 million in the first six months of 2020. Accounts receivable increased $299.9 million in the first six months of 2021 compared to decreasing $30.3 million in the first six months of 2020, resulting in a negative impact to cash flow of $330.2 million in the first six months of 2021 versus the first six months of 2020. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory value decreased $4.4 million in the first six months of 2021 compared to decreasing $1.8 million in the first six months of 2020 producing a positive impact to cash flow of $2.6 million in 2021 versus 2020. Trade accounts payable and accrued liabilities provided cash of $47.2 million in the first six months of 2021 versus using $21.5 million in the first six months of 2020. In the first six months of 2021, changes in current and deferred taxes provided cash of $41.4 million versus $9.4 million of cash provided in the first six months of 2020. These changes in cash flow were the primary drivers of the $25.9 million decrease in cash provided by operations in the first six months of 2021 compared to the first six months of 2020.
Cash used in investing activities increased to $58.6 million in the first six months of 2021 from $21.8 million in the first six months of 2020 due to higher capital expenditures on plant and equipment.
Cash used in financing activities in the first six months of 2021 consisted of $0.8 million of cash dividends paid, $0.4 million of proceeds from exercised stock options, and $0.6 million of financing fees for the new credit agreement. These activities in cash flow used $1.0 million cash in financing activities for the first six months of 2021 compared to $19.0 million used in the first six months of 2020. As of June 30, 2021, the balance on the Company’s revolving line of credit remained at zero.
The Company’s cash balance was $157.9 million at June 30, 2021 versus $250.4 million at June 30, 2020.
During the remainder of 2021, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The new service center opened seamlessly in mid-May and is fully operational today. Phase two, which is focused on repurposing our now vacated distribution center to expand manufacturing capacity and extend our market reach, is on schedule for an early 2022 opening. Current market conditions have afforded us the opportunity to accelerate our capital expenditure plans and incrementally invest across our campus. We believe these investments will broaden our position as a low-cost manufacturer in the sector and further increase manufacturing capacity to accelerate growth. The incremental spending in 2021 through 2023 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency. Capital expenditures are now expected to range from $150 - $170 million in 2021, $140 - $160 million in 2022, and $60 - $80 million in 2023. We expect to fund these investments with existing cash reserves and operating cash flows.
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
As of June 30, 2021, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 29, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 29, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 29, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 29, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: July 29, 2021	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: July 29, 2021	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer