Form 10-Q
period 2021-09-30
ENCORE WIRE CORP
filed 2021-10-28
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 27, 2021: 20,256,016

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$294,860	$183,123
Accounts receivable, net of allowance of $3,800 and $2,215	536,178	275,781
Inventories, net	90,727	92,322
Income tax receivable	—	1,256
Prepaid expenses and other	4,146	2,651
Total current assets	925,911	555,133

Property, plant and equipment - at cost:
Land and land improvements	72,838	60,662
Construction-in-progress	60,097	91,688
Buildings and improvements	215,452	153,094
Machinery and equipment	391,491	373,902
Furniture and fixtures	13,646	15,345
Total property, plant and equipment	753,524	694,691
Accumulated depreciation	(286,656)	(283,923)
Property, plant and equipment - net	466,868	410,768

Other assets	602	553
Total assets	$1,393,381	$966,454

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$67,475	$56,726
Accrued liabilities	68,623	36,866
Income taxes payable	15,932	—
Total current liabilities	152,030	93,592

Deferred income taxes and other	34,476	35,133
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,060,100 and 27,025,388	271	270
Additional paid-in capital	71,217	67,885
Treasury stock, at cost – 6,862,084 and 6,468,705 shares	(144,450)	(111,718)
Retained earnings	1,279,837	881,292
Total stockholders’ equity	1,206,875	837,729
Total liabilities and stockholders’ equity	$1,393,381	$966,454

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net sales	$716,320	$339,700	$1,904,869	$896,125
Cost of goods sold	445,554	286,241	1,272,256	760,393
Gross profit	270,766	53,459	632,613	135,732

Selling, general, and administrative expenses	43,816	26,350	116,109	69,394
Operating income	226,950	27,109	516,504	66,338

Net interest and other income	52	39	116	1,190
Income before income taxes	227,002	27,148	516,620	67,528

Provision for income taxes	51,464	6,136	116,840	15,561
Net income	$175,538	$21,012	$399,780	$51,967
Earnings per common and common equivalent share – basic	$8.60	$1.02	$19.48	$2.52
Earnings per common and common equivalent share – diluted	$8.51	$1.02	$19.31	$2.51
Weighted average common and common equivalent shares outstanding – basic	20,421	20,548	20,523	20,613
Weighted average common and common equivalent shares outstanding – diluted	20,629	20,602	20,703	20,664
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397
Net income	—	—	—	—	—	183,053	183,053
Exercise of stock options	9	1	258	—	—	—	259
Stock-based compensation	6	—	1,331	—	—	—	1,331
Dividend declared—$0.02 per share	—	—	—	—	—	(415)	(415)
Balance at June 30, 2021	27,056	$271	$70,366	(6,468)	$(111,718)	$1,104,706	$1,063,625
Net income	—	—	—	—	—	175,538	175,538
Stock-based compensation	4	—	851	—	—	—	851
Dividend declared—$0.02 per share	—	—	—	—	—	(407)	(407)
Purchase of treasury stock	—	—	—	(394)	(32,732)	—	(32,732)
Balance at September 30, 2021	27,060	$271	$71,217	(6,862)	$(144,450)	$1,279,837	$1,206,875

2020	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2019	26,939	$269	$63,009	(6,027)	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	18,607	18,607
Stock-based compensation	8	—	460	—	—	—	460
Dividend declared—$0.02 per share	—	—	—	—	—	(411)	(411)
Purchase of treasury stock	—	—	—	(439)	(20,580)	—	(20,580)
Balance at March 31, 2020	26,947	$269	$63,469	(6,466)	$(111,636)	$825,070	$777,172
Net income	—	—	—	—	—	12,347	12,347
Exercise of stock options	53	1	2,454	—	—	—	2,455
Stock-based compensation	5	—	631	—	—	—	631
Dividend declared—$0.02 per share	—	—	—	—	—	(412)	(412)
Purchase of treasury stock	—	—	—	(2)	(82)	—	(82)
Balance at June 30, 2020	27,005	$270	$66,554	(6,468)	$(111,718)	$837,005	$792,111
Net income	—	—	—	—	—	21,012	21,012
Exercise of stock options	16	—	544	—	—	—	544
Stock-based compensation	4	—	396	—	—	—	396
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at September 30, 2020	27,025	$270	$67,494	(6,468)	$(111,718)	$857,604	$813,650

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)

Operating Activities:
Net income	$399,780	$51,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,154	14,314
Deferred income taxes	(639)	3,082
Stock-based compensation attributable to equity awards	2,919	1,487
Other	5,085	518
Changes in operating assets and liabilities:
Accounts receivable	(261,860)	(34,812)
Inventories	1,595	2,513
Other assets	(1,014)	(1,333)
Trade accounts payable and accrued liabilities	50,716	11,762
Current income taxes receivable / payable	17,188	5,022
Net cash provided by operating activities	230,924	54,520

Investing Activities:
Purchases of property, plant and equipment	(85,489)	(49,569)
Proceeds from sale of assets	405	90
Net cash used in investing activities	(85,084)	(49,479)

Financing Activities:
Deferred financing fees	(550)	—
Purchase of treasury stock	(32,732)	(20,662)
Proceeds from issuance of common stock, net	414	2,999
Dividends paid	(1,235)	(1,240)
Net cash used in financing activities	(34,103)	(18,903)

Net increase (decrease) in cash and cash equivalents	111,737	(13,862)
Cash and cash equivalents at beginning of period	183,123	230,965
Cash and cash equivalents at end of period	$294,860	$217,103
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is unable to predict the impact that COVID-19, or any ongoing variants, may have on our financial position and operating results in future periods. The duration or re-emergence of the outbreak and its long-term impact on our business remain uncertain.
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2021	December 31, 2020

Raw materials	$55,088	$40,842
Work-in-process	48,443	30,311
Finished goods	101,203	88,544
Total Inventory at FIFO cost	204,734	159,697
Adjust to LIFO cost	(114,007)	(67,375)
Inventory, net	$90,727	$92,322
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2021, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the third quarter of 2021, LIFO adjustments were recorded, increasing cost of sales by $0.6 million, compared to LIFO adjustments increasing cost of sales by $14.5 million in the third quarter of 2020. In the nine months ended September 30, 2021, LIFO adjustments were recorded, increasing cost of sales by $46.6 million, compared to LIFO adjustments increasing cost of sales by $5.6 million in the nine months ended September 30, 2020.
NOTE 3 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2021	December 31, 2020

Sales rebates payable	$36,495	$19,317
SAR Liability	10,001	5,343
Property taxes payable	3,764	4,427
Accrued salaries	11,869	4,096
Other accrued liabilities	6,494	3,683
Total accrued liabilities	$68,623	$36,866

NOTE 4 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.7% in the third quarter of 2021 versus 22.6% in the third quarter of 2020, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 5 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2021	2020	2021	2020

Numerator:
Net income	$175,538	$21,012	$399,780	$51,967

Denominator:
Denominator for basic earnings per share – weighted average shares	20,421	20,548	20,523	20,613

Effect of dilutive securities:
Employee stock awards	208	54	180	51

Denominator for diluted earnings per share – weighted average shares	20,629	20,602	20,703	20,664

The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the third quarter was 49 in 2021 and 165,424 in 2020. The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30 was 16 in 2021 and 214,881 in 2020. Such awards were anti-dilutive for their respective periods.
NOTE 6 – DEBT
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request, and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At September 30, 2021, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $199.4 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of September 30, 2021.
NOTE 7 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on May 5, 2021, authorizing the repurchase of up to 1,000,000 shares of our common stock. As of September 30, 2021, 606,621 shares remained authorized for repurchase through March 31, 2022. The Company repurchased 393,379 shares of its stock in the nine months ended September 30, 2021 compared to 441,250 shares in the nine months ended September 30, 2020.
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
As discussed in Note 1, in the notes to the financial statements, the duration or re-emergence of the COVID-19 outbreak and its long-term impact on our business remain uncertain. Developments surrounding COVID-19, and any of the ongoing variants, continue to change, and we have limited visibility into the extent to which market demand for our products, as well as sector manufacturing and distribution capacity, will be impacted.
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
COMEX COPPER CLOSING PRICE 2021

	July 2021	August 2021	September 2021	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
High	$4.59	$4.43	$4.45	$4.59	$4.78
Low	4.21	4.04	4.09	4.04	3.54
Average	4.35	4.29	4.27	4.30	4.20
COMEX COPPER CLOSING PRICE 2020

	July 2020	August 2020	September 2020	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
High	$2.94	$3.04	$3.11	$3.11	$3.11
Low	2.72	2.79	2.96	2.72	2.12
Average	2.87	2.92	3.02	2.93	2.65

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2021 and 2020. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
Net sales were $716.3 million in the third quarter of 2021 compared to $339.7 million in the third quarter of 2020. The increase in net sales dollars is the result of a 95.5% increase in the average selling price of copper wire and a 7.9% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in selling prices are primarily a result of changing prices for copper and other raw materials and product price competition. The average cost per pound of raw copper purchased increased 48.0% in the third quarter of 2021 compared to the third quarter of 2020 and was a driver of the increased average selling price of copper wire.
Cost of goods sold was $445.6 million, or 62.2% of net sales, in the third quarter of 2021, compared to $286.2 million, or 84.3% of net sales, in the third quarter of 2020. Gross profit increased to $270.8 million, or 37.8% of net sales, in the third quarter of 2021 from $53.5 million, or 15.7% of net sales, in the third quarter of 2020.
The increase in gross profit margin was the result of two factors. Copper unit volumes increased 7.9%, while the spread between the average price paid for a pound of raw copper and the average selling price for a pound of copper contained in finished wire increased 181.1% in the third quarter of 2021 when compared to the third quarter of 2020. The spread increased as a result of the average selling price per pound of copper sold in the third quarter of 2021 increasing 95.5% while the per pound cost of raw copper purchased increased 48.0% in the same period compared to the third quarter of 2020. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost as a percentage of sales decreased to 55.2% in the third quarter of 2021, from 72.2% in the third quarter of 2020. Overhead costs decreased to 7.0% of net sales in the third quarter of 2021, from 12.1% of net sales in the third quarter of 2020. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the third quarter of 2021 were $29.9 million, or 4.2% of net sales, compared to $19.2 million, or 5.7% of net sales, in the third quarter of 2020. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs decreased to 1.7% of net sales in the third quarter of 2021 from 3.2% of net sales in the third quarter of 2020. General and administrative (“G&A”) expenses for the third quarter of 2021 were $14.0 million, or 1.9% of net sales, compared to $7.1 million, or 2.1% of net sales, in the third quarter of 2020. The G&A expense increase was driven by increased bonus and stock compensation expense as our stock price increased from $75.79 on June 30, 2021 to $94.83 on September 30, 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales for the first nine months of 2021 were $1.905 billion compared to net sales of $896.1 million for the first nine months of 2020. This 112.6% increase in net sales is primarily the result of a 116.5% increase in copper wire sales, driven by a 91.0% increase in the average selling price of copper wire and a 13.3% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of changing prices for copper and other raw materials and product price competition. The average cost per pound of raw copper purchased increased 55.6% in the first nine months of 2021 compared to the first nine months of 2020 and was the principal driver of the increased average selling price of copper wire.
Cost of goods sold increased to $1.272 billion in the first nine months of 2021, compared to $760.4 million in the first nine months of 2020. Gross profit increased to $632.6 million, or 33.2% of net sales, in the first nine months of 2021 versus $135.7 million, or 15.1% of net sales, in the first nine months of 2020.
The increase in gross profit margin was the result of two factors. Copper unit volumes increased 13.3%, while the spread between the average price paid for a pound of raw copper and the average selling price for a pound of copper contained in finished wire increased 155.1% in the first nine months of 2021 when compared to the first nine months of 2020. The spread increased as a result of the average selling price per pound of copper sold in the first nine months of 2021 increasing 91.0% while the per pound cost of raw copper purchased increased 55.6% in the same period compared to the first nine months of 2020. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Due primarily to increases in copper costs and an increase in copper inventory quantities on hand, and aided somewhat by price and volume movements of other materials in the first nine months of 2021, LIFO adjustments were recorded, increasing cost of sales by $46.6 million. During the same period in 2020, LIFO adjustments were recorded, increasing cost of sales by $5.6 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first nine months of 2021 increased to $79.4 million, or 4.2% of net sales, compared to $48.0 million, or 5.4% of net sales, in the same period of 2020. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $23.3 million in concert with the increased sales dollars. Freight costs for the first nine months of 2021 were 1.8% of net sales, compared to 2.9% of net sales for the first nine months of 2020. General and administrative expenses were $35.3 million, or 1.9% of net sales, in the first nine months of 2021 compared to $20.7 million, or 2.3% of net sales, in the first nine months of 2020. The G&A expense increase was driven by increased bonus expense and stock compensation expense driven by the mark to market accounting on stock appreciation rights. The net stock compensation expense increased $10.2 million in the first nine months of 2021 versus the first nine months of 2020.
The favorable market conditions in the third quarter and year-to-date periods ended September 30, 2021 were partially driven by rising raw material prices coupled with demand recovery for our products. In addition, production challenges across the sector, including inconsistent access to raw materials, disruptions in the manufacturing and distribution network, and access to skilled labor, created unique market conditions in the first nine months of 2021. Although we were largely able to avoid these factors, we do expect these disruptions will begin to abate during the remainder of 2021.
Liquidity and Capital Resources
The Company maintains a substantial inventory of finished products to satisfy customers’ delivery requirements promptly. As is customary in the building wire industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. Copper suppliers generally give very short payment terms (less than 15 days) while the Company and the building wire industry give customers much longer terms. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of invoice. As a result of this timing difference, building wire companies must have sufficient cash and access to capital resources to finance their working capital needs, thereby creating a barrier to entry for companies who do not have sufficient liquidity and capital resources. The two largest components of working capital, receivables and inventory, and to a lesser extent, capital expenditures, are the primary drivers of the Company’s liquidity needs. Generally, these needs will cause the Company’s cash balance to rise and fall inversely to the receivables and inventory balances. The Company’s receivables and inventories will rise and fall in concert with several factors, most notably the price of copper and other raw materials and the level of unit sales. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. The Company historically uses its revolving credit facility to manage day to day operating cash needs as required by daily fluctuations in working capital and has the facility in place should such a need arise in the future. We believe that the Company has sufficient liquidity, and will continue to have sufficient liquidity beyond the short-term outlook, and do not believe COVID-19, or any of the ongoing variants, will materially impact our liquidity, but we continue to assess COVID-19, and any ongoing variants, and their impact on our business, including on our customer base and suppliers.
For more information on the Company’s revolving credit facility, see Note 6 to the Company’s financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $230.9 million in the first nine months of 2021 compared to cash provided of $54.5 million in the first nine months of 2020. The following changes in components of cash flow from operations were notable. The Company had net income of $399.8 million in the first nine months of 2021 compared to net income of $52.0 million in the first nine months of 2020. Accounts receivable increased $261.9 million in the first nine months of 2021 compared to increasing $34.8 million in the first nine months of 2020, resulting in a negative impact to cash flow of $227.1 million in the first nine months of 2021 versus the first nine months of 2020. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory, net decreased $1.6 million in the first nine months of 2021 compared to decreasing $2.5 million in the first nine months of 2020 producing a negative impact to cash flow of $0.9 million in 2021 versus 2020. Trade accounts payable and accrued liabilities favorably impacted cash by $50.7 million in the first nine months of 2021 versus favorably impacting cash by $11.8 million in the first nine months of 2020. In the first nine months of 2021, changes in current and deferred taxes favorably impacted cash by $16.5 million versus $8.1 million of favorable impact in the first nine months of

2020. These changes in cash flow were the primary drivers of the $176.4 million increase in positive cash flow provided by operations in the first nine months of 2021 compared to the first nine months of 2020.
Cash used in investing activities increased to $85.1 million in the first nine months of 2021 from $49.5 million in the first nine months of 2020 due to higher capital expenditures on plant and equipment, among other factors.
Cash used in financing activities in the first nine months of 2021 consisted of $32.7 million paid to purchase our own stock, $1.2 million of cash dividends paid, $0.4 million of proceeds from exercised stock options, and $0.6 million of financing fees for the new credit agreement. These activities in cash flow used $34.1 million cash in financing activities for the first nine months of 2021 compared to $18.9 million used in the first nine months of 2020. As of September 30, 2021, the balance on the Company’s revolving line of credit remained at zero.
The Company’s cash balance was $294.9 million at September 30, 2021 versus $217.1 million at September 30, 2020.
During the remainder of 2021, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The new service center opened in mid-May and is fully operational today. Phase two, which is focused on repurposing our now vacated distribution center to expand manufacturing capacity and extend our market reach, is on schedule for an early 2022 opening. As announced in July of 2021, current market conditions have afforded us the opportunity to accelerate our capital expenditure plans and incrementally invest across our campus. We continue to believe these investments will broaden our position as a low-cost manufacturer in the sector and further increase manufacturing capacity to accelerate growth. The incremental spending in 2021 through 2023 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency. Capital expenditures are now expected to range from $115 - $125 million in 2021, $150 - $170 million in 2022, and $120 - $140 million in 2023. We expect to fund these investments with existing cash reserves and operating cash flows.
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
As of September 30, 2021, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, along with any ongoing variants, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which is hereby incorporated by reference.

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
Item 1A. Risk Factors.
This section supplements and updates the risk factors disclosed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The following risk factor supersedes the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of these risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Information Regarding Forward-Looking Statements” in Item 2 of Part I of this report.
Supply and Availability of Raw Materials and Recent Supply Chain Constraints
The success of our business depends on our ability to meet customer demand in a highly competitive market, and sourcing an adequate supply of raw materials, including copper, is vital to our business and operations. While the Company generally believes our supply of raw materials is adequate, the Company could experience instances of limited supply of certain raw materials, resulting in extended lead times and higher prices.
Shortages or interruptions (including due to labor or political disputes) in the supply of our raw materials could disrupt our operations, and our business and financial condition could be materially adversely affected by such disruptions. Limitations inherent within our supply chain of certain raw materials, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs, and future increases in the costs of these items. For example, the adoption of new tariffs by the United States and other countries, and the worldwide COVID-19 pandemic could adversely affect our profitability and availability of raw materials. There can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers.
Additionally, in the second and third quarters of 2021, supply chain constraints, driven in part by the COVID-19 pandemic, positively impacted the prices at which we sell our products, resulting in our increased profitability. There can be no assurance that product prices or our profitability will remain at current levels. We expect the supply chain constraints will abate in the future, but we are unable to predict the timing, impact, or whether such abatement will be gradual or abrupt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 7 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 – July 31, 2021	—	$—	—	1,000,000
August 1, 2021 – August 31, 2021	242,045	82.39	242,045	757,955
September 1, 2021 – September 30, 2021	151,334	84.52	151,334	606,621
	393,379	83.21	393,379
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on May 5, 2021, authorizing the repurchase of up to 1,000,000 shares of our common stock. As of September 30, 2021, 606.621 shares remained authorized for repurchase through March 31, 2022.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 28, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 28, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 28, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 28, 2021 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 28, 2021	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: October 28, 2021	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer