Form 10-K
period 2021-12-31
ENCORE WIRE CORP
filed 2022-02-17
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,130,147,966 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 16, 2022: 20,228,588
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)Proxy statement for the 2022 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
Strategy
Encore’s strategy is to further expand its share of the building wire market primarily by emphasizing a high level of customer service and the addition of new products that complement its current product line, while maintaining and enhancing its low-cost production capabilities. Encore’s low-cost production capability features an efficient plant design incorporating highly automated manufacturing equipment, an integrated production process and a highly-motivated work force. Encore's plants and principal executive office are all located on one large campus. This single-site campus enables and enhances low-cost manufacturing, distribution and administration, as well as helps to build and maintain a cohesive company culture.
Customer Service: Encore is highly focused on responding to customer needs, with an emphasis on building and maintaining strong customer relationships. Encore seeks to establish customer loyalty by achieving an industry-leading order fill rate and rapidly handling customer orders, shipments, inquiries and, when appropriate, returns. The Company maintains product inventories sufficient to meet anticipated customer demand and believes that the speed and completeness with which it fills orders are key competitive advantages critical to marketing its products.
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
Incentivized Work Force: The Company has a long term incentive plan that enhances the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program creating a world-class culture by engaging employees, identifying and eliminating risk, and training employees to be successful. The Company provides a 401(k) retirement savings plan to all employees.
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
Marketing and Distribution
Encore markets its products throughout the United States primarily through independent manufacturers’ representatives and, to a lesser extent, through its own direct in-house marketing efforts.
Encore maintains the majority of its finished product inventory at its service center in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate delivery, additional finished product inventories are maintained at warehouses owned and operated by some of the Company's independent manufacturers’ representatives located strategically across the United States.
Finished goods are typically delivered to customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and, if an order has been obtained through a manufacturer's representative, the Company pays the representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded a $1.5 million and $0.7 million estimate for credit losses in 2021 and 2020 respectively, but recorded no estimates for credit losses in 2019. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
Human Capital
General
The Company fosters a culture for our employees based on the old-fashioned values of service, professionalism and stewardship. We encourage our employees to do the right thing under any circumstances and to conform to our Code of Conduct and Ethics. These values are a key aspect of our human capital retention and they inform our employment and compensation philosophies.
Employees
Encore believes that its hourly employees are highly motivated and that their motivation contributes significantly to Encore’s efficient operation. The Company believes that competitive hourly compensation coupled with sound management practices focuses its employees on maintaining high production standards and product quality.
As of December 31, 2021, Encore had 1,440 employees, 1,190 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Compensation and Benefits

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and an employee stock appreciation rights plan. The Company believes that long term incentives like stock-based compensation are a critical part of its compensation program and allows the Company to attract and retain talented employees.
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
The Company’s corporate workforce worked remotely and successfully through mid-May 2021. For these remote employees, the Company provided supplies needed to work from home, supported information technology needs, and provided guidance for managers to ensure that employees remain connected and maintain physical, mental, and emotional wellbeing. In deciding to have its employees return onsite in its facilities, the Company leveraged the advice and recommendations of medical experts, health organizations such as the CDC, and our onside medical partner, Medcor, to implement new protocols to ensure the safety of its onsite employees. These recommendations include face coverings, temperature checks, health certifications, cleaning and disinfection best practices, COVID-19 updates and education, social distancing and capacity limits. Further, the Company supported its employees through programs and benefits provided throughout the year, pivoting all of our people programs and practices to enable business continuity in the current environment.
Diversity and Inclusion
The Company is committed to and values hiring employees with varied personal and professional backgrounds, perspectives and experiences, promoting a culture of diversity and inclusion. The diversity of the Company’s employees is a tremendous asset, and the Company is firmly committed to providing equal opportunity in all aspects of employment and will not tolerate acts of discrimination or harassment. The Company is committed to employing and advancing in employment all persons without regard to their race, color, sex, religion, national origin, citizenship, age, gender identity, sexual orientation, marital status, genetic information, veteran status, disability, or other protected categories.
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 81.7% of the dollar value of all raw materials used by the Company during 2021. Copper requirements are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2021, the Company’s copper rod fabrication facility manufactured virtually all of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
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
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates from 2022 to 2029, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Information about our Executive Officers
Information regarding Encore’s executive officers including their respective ages as of February 17, 2022, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	58	Chairman of the Board of Directors, President and Chief Executive Officer

Bret J. Eckert	55	Vice President – Finance, Treasurer, Secretary, and Chief Financial Officer
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
Item 1A. Risk Factors.
The following are risk factors that could affect the Company’s business, financial results and results of operations. These risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements contained in this Annual Report on Form 10-K. Before purchasing the Company’s stock, an investor should know that making such an investment involves some risks, including the risks described below. If any of the risks mentioned below or other unknown risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of its stock could fluctuate significantly. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
Supply and Availability of Raw Materials, Supply Chain Constraints and Profitability Margins
The success of our business depends on our ability to meet customer demand of a commodity product in a highly competitive market, and sourcing an adequate supply of raw materials, including copper, is vital to our business and operations. While the Company generally believes our supply of raw materials is adequate, the Company could experience instances of limited supply of certain raw materials, resulting in extended lead times and higher prices.
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
Additionally, in the last three quarters of 2021, supply chain constraints, driven in part by the COVID-19 pandemic, positively impacted the prices at which we sell our products, resulting in our increased profitability. There can be no assurance that product prices or our profitability will remain at current levels. We expect the supply chain constraints will abate in the future, but we are unable to predict the timing, impact, or whether such abatement will be gradual or abrupt.
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is significant, and the Company sells its products in accordance with prevailing market prices. Wire and cable prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies and other factors resulting from the transition to the new administration, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. The Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.

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
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products that have substantially greater resources than the Company. Some of these competitors are owned and operated by large, diversified companies. The principal elements of competition in the wire and cable industry are, in the opinion of the Company, pricing, product availability and quality and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors. While the number of manufacturers producing wire and cable has declined in the past, there can be no assurance that new competitors will not emerge or that existing producers will not employ or improve upon the Company’s manufacturing and marketing strategy.
Risks Related to Our Operations
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, freight and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Additionally, our results of operations could be impacted by macro-economic and geopolitical conditions as well as other outside factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies and other factors.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 33% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
Changes in Tax Laws Could Increase Our Tax Rate and Adversely Affect Our Results of Operations.
A change in tax laws is one of many factors that impact the Company’s effective tax rate, and any such change could adversely impact our effective tax rate, financial condition and results of operations.
While certain draft legislation has been publicly released and debated, the likelihood of these or other changes being enacted or implemented is unclear. For example, a minimum tax on book income equal to 15% has been proposed for corporations with greater than $1 billion in average annual profits. While the minimum tax is not expected to apply to the Company as currently proposed, adjustments to the threshold could impact the Company in future periods. Additionally, the imposition of an excise tax on the fair market value of stock that is repurchased by certain corporations has been proposed. We do not expect this excise tax to materially impact the Company if it were to be enacted. However, it cannot be predicted whether or when tax laws, rules, regulations or ordinances may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.
General Risk Factors
Outbreak of Contagious Disease
Our business and the businesses of our suppliers, distributors and customers could be adversely affected by the effects of a widespread outbreak of contagious diseases, including COVID-19, or any ongoing variants. Any outbreak of contagious diseases, and other adverse public health developments, could cause a disruption in our supply chain, distribution and demand for our products. The duration of any such disruption and the related financial impact from COVID-19, or any ongoing variants, and other epidemics and pandemics cannot be reasonably estimated at this time. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 32 miles north of downtown Dallas. The Company’s facilities are located on a combined site of approximately 449 acres and consist of buildings containing approximately 2.8 million square feet of floor space. The corporate office, plants and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plants and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.

Item 3. Legal Proceedings.
For information on the Company’s legal proceedings see Note 10 to the Company’s financial statements included in Item 8 to this report and incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 16, 2022, there were 27 holders of record of the Company’s common stock.
Aside from periodic cash dividends, which the Company currently expects to continue to make consistent with its historical practice, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
Note 9 to the Company’s financial statements included in Item 8 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 – October 31, 2021	—	$—	—	606,621
November 1, 2021 – November 30, 2021	—	—	—	1,000,000
December 1, 2021 – December 31, 2021	82,178	128.54	82,178	917,822
	82,178	$128.54	82,178
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, including on November 8, 2021, authorizing the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2021, 917,822 shares remained authorized for repurchase through March 31, 2022. Under this program, the Company repurchased 475,557 shares of its stock in 2021 and 441,250 shares in 2020. The Company did not repurchase any shares of its stock in 2019.
Subsequently, in February 2022, the Board of Directors increased the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2023.
Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, and the Company’s self-determined peer group (the “Peer Group”)for the five years ended December 31, 2021.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
Encore Wire Corporation
Russell 2000 Index
Peer Group

		As of December 31,
Symbol	Total Return For:	2016	2017	2018	2019	2020	2021
Û	Encore Wire Corporation	100.00	112.43	116.15	133.05	140.69	332.65
☐	Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
r	Peer Group	100.00	101.20	64.60	95.61	99.19	168.05
Notes
(1)Data presented in the performance graph is complete through December 31, 2021.
(2)The Peer Group is self-determined and consists of the following companies: Belden, Inc., Apogee Enterprises, Inc., Quanex Building Products Corporation, Atkore International Group, Inc., and Masonite International Corporation. The performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021, consisted of this peer group.
(3)The peer group index uses only the Peer Group’s performance and excludes the performance of the Company. The peer group index uses beginning of period market capitalization weighting.
(4)Each data line represents annual index levels derived from compounded daily returns that include all dividends.
(5)The index level for all data lines was set to $100.00 on December 31, 2016.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry. The duration and severity of the COVID-19, and any ongoing variants, pandemic outbreak and their long-term impact on our business are uncertain at this time. Developments surrounding the COVID-19 global pandemic are continuing to change daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management believes that the historical strength of the Company’s growth and earnings is in large part attributable to the following main factors:
•industry-leading order fill rates and responsive customer service;
•product innovations and product line expansions based on listening to and understanding customer needs and market trends;
•low cost manufacturing operations, resulting from a state-of-the-art manufacturing complex;
•low distribution and freight costs due in large part to the “one campus” business model;
•a focused management team leading a skilled work force;
•low general and administrative overhead costs; and
•a team of experienced independent manufacturers’ representatives with strong customer relationships across the United States.
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
The construction and remodeling industries drive demand for building wire. In 2021, unit sales increased 10.8% in copper wire versus 2020. In 2020, unit sales decreased 5.4% in copper wire versus 2019. In 2019, unit sales increased 4.1% versus 2018.
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

COMEX COPPER CLOSING PRICE 2021

	October 2021	November 2021	December 2021	Quarter Ended Dec. 31, 2021	Year-to-Date Dec. 31, 2021
High	$4.76	$4.46	$4.47	$4.76	$4.78
Low	4.16	4.27	4.18	4.16	3.54
Average	4.45	4.37	4.33	4.38	4.25
COMEX COPPER CLOSING PRICE 2020

	October 2020	November 2020	December 2020	Quarter Ended Dec. 31, 2020	Year-to-Date Dec. 31, 2020
High	$3.19	$3.42	$3.63	$3.63	$3.63
Low	2.86	3.07	3.47	2.86	2.12
Average	3.06	3.20	3.53	3.27	2.80
COMEX COPPER CLOSING PRICE 2019

	October 2019	November 2019	December 2019	Quarter Ended Dec. 31, 2019	Year-to-Date Dec. 31, 2019
High	$2.68	$2.72	$2.86	$2.86	$2.98
Low	2.55	2.62	2.61	2.55	2.51
Average	2.61	2.65	2.77	2.68	2.72
COMEX COPPER CLOSING PRICE 2021 by Quarter

	Quarter Ended March 31, 2021	Quarter Ended June 30, 2021	Quarter Ended Sept. 30, 2021	Quarter Ended Dec. 31, 2021	Year-to-Date Dec. 31, 2021
High	$4.30	$4.78	$4.59	$4.76	$4.78
Low	3.54	4.00	4.04	4.16	3.54
Average	3.87	4.42	4.30	4.38	4.25
COMEX COPPER CLOSING PRICE 2020 by Quarter

	Quarter Ended March 31, 2020	Quarter Ended June 30, 2020	Quarter Ended Sept. 30, 2020	Quarter Ended Dec. 31, 2020	Year-to-Date Dec. 31, 2020
High	$2.88	$2.71	$3.11	$3.63	$3.63
Low	2.12	2.19	2.72	2.86	2.12
Average	2.56	2.43	2.93	3.27	2.80
Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	46.7%	57.3%	60.8%
Other raw materials	10.5%	13.5%	14.0%
Depreciation	0.8%	1.4%	1.2%
Labor and overhead	6.6%	10.8%	11.0%
LIFO adjustment	1.9%	1.8%	—%
Total cost of goods sold	66.5%	84.8%	87.0%

Gross profit	33.5%	15.2%	13.0%
Selling, general and administrative expenses	6.5%	7.6%	7.4%
Operating income	27.0%	7.6%	5.6%
Net interest and other income	—%	0.1%	0.4%

Income before income taxes	27.0%	7.7%	6.0%
Provision for income taxes	6.1%	1.8%	1.4%

Net income	20.9%	5.9%	4.6%
The following discussions and analyses relate to factors that have affected the operating results of the Company for the years ended December 31, 2021, 2020 and 2019. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Additional information about results for year end 2019 and certain year-on-year comparisons between 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Net sales for the twelve months ended December 31, 2021 were $2.593 billion compared to $1.277 billion during the same period in 2020 and $1.275 billion during the same period in 2019. The 103.0% increase in net sales dollars in 2021 versus 2020 is primarily the result of a 104.7% increase in copper wire sales. Sales dollars were driven higher by an 84.7% increase in average selling price of copper wire, coupled with a 10.8% increase in copper wire pounds shipped. Average selling prices for wire sold were driven higher by rising copper commodity prices. In the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019, copper unit volume, measured in pounds of copper contained in the wire sold, decreased 5.4%.
Cost of goods sold was $1.725 billion in 2021 versus $1.082 billion in 2020 and $1.109 billion in 2019. The increase in 2021 compared to 2020 was driven by an increase in material costs to support the increase in net sales. The increase in material cost in 2021 from 2020 reflects a 10.8% increase in copper volume shipped and a 49.5% increase in the cost of copper purchased. The decrease in 2020 compared to 2019 was mainly driven by a decrease in material costs, and to a lesser extent, a decrease in labor and overhead costs year-over year. The decrease in 2020 from 2019 reflects a 5.4% decrease in copper volume shipped, offset by a 2.6% increase in the cost of copper purchased.
Gross profit percentage for the twelve months ended December 31, 2021 was 33.5% compared to 15.2% during the same period in 2020 and 13.0% during the same period in 2019. The average selling price of wire per copper pound sold increased 84.7% in the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020, while the average cost of copper per pound purchased increased 49.5%. The average selling price of wire per copper pound sold increased 4.7% in the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019, while the average cost of copper per pound purchased increased 2.6%.
Net income for the twelve months ended December 31, 2021 was $541.4 million versus $76.1 million in the same period in 2020 and $58.12 million in the same period in 2019. Fully diluted net earnings per common share were $26.22 in the twelve months ended December 31, 2021 versus $3.68 in the same period in 2020 and $2.77 in the same period in 2019.

Inventories consist of the following at December 31 (in thousands):

	2021	2020	2019
Raw materials	$54,012	$40,842	$25,882
Work-in-process	40,422	30,311	25,381
Finished goods	123,401	88,544	83,222
Total	217,835	159,697	134,485
Adjust to LIFO cost	(117,019)	(67,375)	(44,801)
Lower of cost or market adjustment	—	—	—
Inventory	$100,816	$92,322	$89,684
The quantity of total copper inventory on hand increased somewhat in 2021, compared to 2020. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. This resulted in a last-in, first-out (LIFO) method adjustment increasing cost of sales by $49.6 million in 2021. We utilize the LIFO method because it results in a better matching of costs and revenues.
The quantity of total copper inventory on hand increased somewhat in 2020, compared to 2019. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. This resulted in a LIFO method adjustment increasing cost of sales by $22.6 million in 2020.
Based on the current copper and other raw material prices, there is no lower of cost or market (LCM) adjustment necessary in the periods presented above. Future reductions in the price of copper and other raw materials could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Gross profit was $867.7 million, or 33.5% of net sales, in 2021 compared to $194.5 million, or 15.2% of net sales, in 2020 and $166.0 million, or 13.0% of net sales, in 2019. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $109.5 million in 2021, $66.8 million in 2020 and $66.0 million in 2019. Freight costs increased as a result of increased sales volumes and an increase in overall freight rates. Commission costs increased commensurate with the sales dollar increase. As a percentage of net sales, selling expenses were 4.2% in 2021 and 5.2% in both 2020 and 2019. General and administrative expenses were $57.6 million in 2021, $29.5 million in 2020 and $28.5 million in 2019. The increase in 2021 is primarily the result of increased stock-based compensation as a result of a 136% increase in our stock price. As a percentage of net sales, general and administrative expenses were 2.2% in 2021 versus 2.3% in 2020 and 2.2% in 2019. Accounts receivable write-offs were zero in 2021, $0.3 million in 2020 and $0.2 million in 2019. The Company increased the reserve for credit losses by $1.5 million and $0.7 million in 2021 and 2020, respectively, and did not increase the reserve in 2019.
Net interest and other income was $0.2 million in 2021, $1.3 million in 2020 and $4.2 million in 2019. The decrease in 2021 and 2020 reflect the economic impact of the pandemic and its effect on interest rates during the year and the resulting interest earned.
Our effective tax rate was 22.6% in 2021, 23.0% in 2020 and 23.2% in 2019. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to state taxes and non-deductible expenses.
As a result of the foregoing factors, the Company’s net income was $541.4 million in 2021, $76.1 million in 2020 and $58.1 million in 2019.

Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$418,418	$57,462	$106,121
Net cash used in investing activities	(118,155)	(85,991)	(52,456)
Net cash used in financing activities	(44,396)	(19,313)	(1,105)
Net increase in cash and cash equivalents	$255,867	$(47,842)	$52,560
Annual dividends paid	$(1,633)	$(1,650)	$(1,673)
The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of the invoice. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations, borrowings under its various debt arrangements and sales of its common stock. We believe that the Company has sufficient liquidity, and will continue to have sufficient liquidity beyond the short-term outlook, and do not believe COVID-19, or any of its ongoing variants, will materially impact our liquidity, but we continue to assess the COVID-19 pandemic and any ongoing variants and their impact on our business, including on our customer base and suppliers.
At December 31, 2021 and 2020, the Company had no debt outstanding.
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2021, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.4 million left $199.6 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2021.
The Company paid interest totaling $0.4 million, $0.2 million and $0.2 million in 2021, 2020 and 2019, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on November 8, 2021, authorizing the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2021, 917,822 shares remained authorized for repurchase through March 31, 2022. The Company repurchased 475,557 shares of its stock in 2021 and 441,250 shares in 2020. The Company did not repurchase any shares of its stock in 2019.
Net cash provided by operations increased $360.9 million to $418.4 million in 2021 compared to $57.5 million in 2020 and $106.1 million in 2019. The increase in cash provided by operations of $360.9 million in 2021 versus 2020 was due to several factors. Net income increased to $541.4 million in 2021 from $76.1 million in 2020. Accounts receivable increased $216.8 million in 2021 compared to increasing $53.4 million in 2020, resulting in a negative impact to cash flow of $163.4 million. Accounts receivable was impacted by the $307.0 million increase in net sales in the fourth quarter of 2021 versus the fourth quarter of 2020, due to a 70.5% increase in the average selling price per pound of copper wire sold, and a 3.9% increase in copper volume shipped. Inventory, net increased $8.5 million in 2021 compared to increasing $2.6 million in 2020, producing a negative impact to cash flow of $5.9 million. Trade accounts payable and accrued liabilities favorably impacted cash by $66.9 million in 2021 versus favorably impacting cash by $7.6 million in 2020, a positive swing of $59.3 million. These changes in cash flow were the primary drivers of the $360.9 million increase in net cash flow provided by operations in 2021 versus 2020.
Net cash provided by operations decreased $48.6 million to $57.5 million in 2020 compared to $106.1 million in 2019. The decrease in cash provided by operations of $48.6 million in 2020 versus 2019 was due to several factors. Net income increased to $76.1 million in 2020 from $58.1 million in 2019. Accounts receivable increased in 2020, resulting in cash used of $53.4 million versus cash provided of $12.3 million in 2019, a decrease in operating cash flow of $65.7 million. Accounts receivable was impacted by the $78.5 million increase in net sales in the fourth quarter of 2020 versus the fourth quarter of 2019, brought on by a 21.1% increase in the average selling price per pound of copper wire sold, and a 4.3% increase in copper volume shipped. Changes in inventory resulted in cash used of $2.6 million in 2020 versus cash provided of $12.7 million in 2019, a $15.3 million decrease in cash provided. Changes in trade accounts payable and accrued liabilities resulted in cash provided of $7.6 million in 2020 versus cash provided of $2.0 million in 2019, a positive swing of $5.6 million. These changes in cash flow were the primary drivers of the $48.6 million decrease in net cash flow provided by operations in 2020 versus 2019.
Net cash used in investing activities was $118.2 million in 2021 versus $86.0 million in 2020 and $52.5 million in 2019. In 2021 and 2020, capital expenditures were used primarily for the construction of our new service center, the acceleration of spending for our repurposed distribution center, and the purchase and installation of machinery and equipment throughout the Company. In 2019, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $44.4 million in 2021 consisted primarily of $43.3 million used to purchase Company stock and dividend payments of $1.6 million, partially offset by $1.1 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $19.3 million in 2020 consisted primarily of $20.7 million used to purchase Company stock and dividend payments of $1.7 million, partially offset by $3.0 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $1.1 million in 2019 consisted primarily of $1.7 million in dividend payments, offset by $0.6 million proceeds from issuance of Company stock related to employees exercising stock options.
The new service center opened in mid-May and is fully operational today. The repurposing of our vacated distribution center to expand manufacturing capacity and extend our market reach will be completed in the second quarter of 2022.
The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost manufacturer in the sector and increasing manufacturing capacity to drive growth. Capital spending in 2022 through 2024 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency. Total capital expenditures were $118 million in 2021. We expect total capital expenditures to range from $150 - $170 million in 2022, $150 - $170 million in 2023, and $80 - $100 million in 2024. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
As of December 31, 2021, the Company had contractual obligations of $117.8 million, consisting of open purchase orders for major raw material purchases and $75.9 million of purchase orders for capital expenditures.
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
Inventories are stated at the lower of cost, using the LIFO method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the LCM test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other raw materials and finished wire prices as of the end of each reporting period. The Company performs an LCM calculation quarterly. As of December 31, 2021, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. We adopted this new standard effective January 1, 2021, and it has had no material impact on the Company's financial statements or disclosures.
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
Among the key factors that may have a direct bearing on the Company’s operating results and stock price are:
•fluctuations in the global and national economy;
•the impact of a global pandemic;
•fluctuations in the level of activity in the construction industry, including remodeling;
•demand for the Company’s products;
•the impact of price competition on the Company’s margins;
•fluctuations in the price of copper, aluminum and other key raw materials;
•the loss of key manufacturers’ representatives who sell the Company’s product line;
•fluctuations in utility costs, especially electricity and natural gas, and freight costs;
•fluctuations in insurance costs and the availability of coverage of various types;
•weather related disasters at the Company’s and/or key vendor’s operating facilities;
•stock price fluctuations due to “stock market expectations” and other external variables;
•unforeseen future legal issues and/or government regulatory changes;

•changes in tax laws;
•patent and intellectual property disputes; and
•fluctuations in the Company’s financial position or national banking issues that impede the Company’s ability to obtain reasonable and adequate financing.
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
Commodity Price Risk
The Company purchases copper cathode primarily from miners and commodity brokers at prices determined each month based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. As a result, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results. Interest rate risk is attributable to the Company’s long-term debt. As of December 31, 2021, the Company was a party to the 2021 Credit Agreement. Amounts outstanding under the 2021 Credit Agreement are payable on February 9, 2026, with interest payments due quarterly. At December 31, 2021, there were no amounts outstanding under the 2021 Credit Agreement.
Interest Rate Risk
There is an inherent rollover risk for borrowings under the 2021 Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.
For further information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company and the notes thereto appear on the following pages. The Reports of independent registered public accounting firm (PCAOB: 42) also appear on the following pages.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2021 and 2020, the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022, expressed an unqualified opinion thereon.

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

Valuation of inventories
Description of the Matter
At December 31, 2021, the Company’s inventory balance was $100.8 million. As discussed in Notes 1 and 2 to the financial statements, inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at each month end.

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
Dallas, Texas
February 17, 2022

Encore Wire Corporation
Balance Sheets
As of December 31, 2021 and 2020
(In thousands, except share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$438,990	$183,123
Accounts receivable, net of allowance of $3,800 and $2,215	491,126	275,781
Inventories, net	100,816	92,322
Income taxes receivable	951	1,256
Prepaid expenses and other	3,167	2,651
Total current assets	1,035,050	555,133
Property, plant and equipment, net	494,916	410,768
Other assets	570	553
Total assets	$1,530,536	$966,454

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$75,353	$56,726
Accrued liabilities	78,747	36,866
Total current liabilities	154,100	93,592
Deferred income taxes and other	37,347	35,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,083,100 and 27,025,388	271	270
Additional paid-in capital	72,753	67,885
Treasury stock, at cost – 6,944,262 and 6,468,705 shares	(155,014)	(111,718)
Retained earnings	1,421,079	881,292
Total stockholders’ equity	1,339,089	837,729
Total liabilities and stockholders’ equity	$1,530,536	$966,454
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands, except per share data)

	2021	2020	2019
Net sales	$2,592,721	$1,276,948	$1,274,994
Cost of goods sold	1,724,975	1,082,413	1,109,023
Gross profit	867,746	194,535	165,971

Selling, general and administrative expenses	168,543	97,008	94,442
Operating income	699,203	97,527	71,529

Net interest and other income	194	1,269	4,199
Income before income taxes	699,397	98,796	75,728

Provision for income taxes	157,975	22,729	17,599
Net income	$541,422	$76,067	$58,129
Earnings per common and common equivalent share – basic	$26.49	$3.69	$2.78
Earnings per common and common equivalent share – diluted	$26.22	$3.68	$2.77
Weighted average common and common equivalent shares outstanding – basic	20,439	20,599	20,904
Weighted average common and common equivalent shares outstanding – diluted	20,649	20,653	20,990
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2019	26,906	$269	$60,822	(6,027)	$(91,056)	$750,421	$720,456
Net income	—	—	—	—	—	58,129	58,129
Exercise of stock options	22	—	568	—	—	—	568
Stock-based compensation	11	—	1,619	—	—	—	1,619
Dividend declared—$0.08 per share	—	—	—	—	—	(1,676)	(1,676)
Balance at December 31, 2019	26,939	269	63,009	(6,027)	(91,056)	806,874	779,096
Net income	—	—	—	—	—	76,067	76,067
Exercise of stock options	69	1	2,998	—	—	—	2,999
Stock-based compensation	17	—	1,878	—	—	—	1,878
Dividend declared—$0.08 per share	—	—	—	—	—	(1,649)	(1,649)
Purchase of treasury stock	—	—	—	(441)	(20,662)	—	(20,662)
Balance at December 31, 2020	27,025	270	67,885	(6,468)	(111,718)	881,292	837,729
Net income	—	—	—	—	—	541,422	541,422
Exercise of stock options	35	1	1,083	—	—	—	1,084
Stock-based compensation	23	—	3,785	—	—	—	3,785
Dividend declared—$0.08 per share	—	—	—	—	—	(1,635)	(1,635)
Purchase of treasury stock	—	—	—	(476)	(43,296)	—	(43,296)
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Operating Activities
Net income	$541,422	$76,067	$58,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,288	19,459	17,707
Deferred income taxes	2,264	6,429	3,376
Stock-based compensation attributable to equity awards	3,786	1,878	1,619
Other	5,831	470	754
Changes in operating assets and liabilities:
Accounts receivable	(216,808)	(53,383)	12,255
Inventories	(8,494)	(2,638)	12,683
Other assets	(62)	(746)	(229)
Trade accounts payable and accrued liabilities	66,886	7,580	2,040
Current income taxes receivable / payable	305	2,346	(2,213)
Net cash provided by operating activities	418,418	57,462	106,121

Investing Activities
Purchases of property, plant and equipment	(118,252)	(86,082)	(52,484)
Proceeds from sale of assets	97	91	28
Net cash used in investing activities	(118,155)	(85,991)	(52,456)

Financing Activities
Deferred financing fees	(550)	—	—
Purchase of treasury stock	(43,296)	(20,662)	—
Proceeds from issuance of common stock, net	1,083	2,999	568
Dividends paid	(1,633)	(1,650)	(1,673)
Net cash used in financing activities	(44,396)	(19,313)	(1,105)

Net increase (decrease) in cash and cash equivalents	255,867	(47,842)	52,560
Cash and cash equivalents at beginning of period	183,123	230,965	178,405
Cash and cash equivalents at end of period	$438,990	$183,123	$230,965
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2021
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $47.2 million, $35.2 million and $33.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
At December 31, 2021 and 2020, the carrying value of cash and cash equivalents is based on Level 1 measurements.
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

Allowance for Credit Losses (In Thousands)	2021	2020	2019
Beginning balance January 1	$2,215	$1,801	$2,030
Write-offs of bad debts	—	(286)	(230)
Collection of previous write-offs	122	—	1
Adjustment to allowance for credit losses	1,463	700	—
Ending balance at December 31	$3,800	$2,215	$1,801
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2021 and 2020, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
Inventories
Inventories are stated at the lower of cost, using the LIFO method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment
Property, plant and equipment is recorded at cost. Depreciation is recorded on a straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 3 to 39 years; machinery and equipment, 2 to 20 years; and furniture and fixtures, 5 to 20 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred.

Stock-Based Compensation
Compensation cost for all stock-based compensation expected to vest is measured at fair value on the date of grant and recognized over the related service period. The fair value of stock awards is determined based on the number of shares granted and the quoted price of Encore’s common stock, and the fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes model. Such value is recognized as expense over the service period, net of estimated forfeitures, on a straight-line basis. To the extent actual forfeitures or updated estimates of forfeitures differ from management’s current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.
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
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2021	2020
Raw materials	$54,012	$40,842
Work-in-process	40,422	30,311
Finished goods	123,401	88,544
Total	217,835	159,697
Adjust to LIFO cost	(117,019)	(67,375)
Inventory, net	$100,816	$92,322
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.

3. Property, Plant and Equipment, net
Property, plant and equipment consist of the following as of December 31:

In Thousands	2021	2020
Land and land improvements	72,897	60,662
Construction-in-progress	92,414	91,688
Buildings and improvements	217,985	153,094
Machinery and equipment	362,996	373,902
Furniture and fixtures	13,805	15,345
Property, plant and equipment, gross	760,097	694,691
Accumulated depreciation	(265,181)	(283,923)
Property, plant and equipment, net	494,916	410,768
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $23.2 million, $19.4 million and $17.7 million, respectively.
4. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2021	2020
Sales rebates payable	$40,657	$19,317
Stock Appreciation Rights (SAR) Liability	22,095	5,343
Property taxes payable	5,018	4,427
Accrued salaries	4,778	4,096
Other accrued liabilities	6,199	3,683
Total accrued liabilities	$78,747	$36,866
5. Debt
At December 31, 2021 and 2020, the Company had no debt outstanding.
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2021, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.4 million left $199.6 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement.
Obligations under the Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2021.
The Company paid interest totaling $0.4 million, $0.2 million and $0.2 million in 2021, 2020 and 2019, respectively, none of which was capitalized.
6. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several provisions for corporations including payroll tax credits, deferment of employer social security tax payments, expanded net operating loss carryback periods, accelerated alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's income tax provision in the year ended December 31, 2021 and 2020.
The provision for income tax expense is summarized as follows for the years ended December 31:

In Thousands	2021	2020	2019
Current:
Federal	$143,392	$14,277	$12,675
State	12,319	2,024	1,549
Deferred:
Federal	2,132	6,285	3,260
State	132	143	115
Total income tax expense	$157,975	$22,729	$17,599
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2021	2020	2019
Amount computed using the statutory rate	$146,873	$20,747	$15,903
State income taxes, net of federal tax benefit	9,836	1,732	1,314
Other	1,266	250	382
Total income tax expense	$157,975	$22,729	$17,599
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2021	2020
Depreciation	$(42,966)	$(35,869)
Inventory	423	503
Allowance for credit losses	856	499
Uniform capitalization rules	729	276
Stock-based compensation	5,032	1,228
Other	(175)	(474)
Net deferred income tax liability	$(36,101)	$(33,837)
The Company's inventory costing method for federal income tax purposes differs from the method allowed by GAAP. Both methods of inventory costing result in the same recovery of inventory. However, the timing of the recovery varies. As of December 31, 2021 the Company's tax inventory exceeds its book inventory, which created a deferred tax asset of $0.4 million.
The Company made income tax payments of $155.5 million in 2021, $14.1 million in 2020 and $16.4 million in 2019.
The Company’s federal income tax returns for the years subsequent to December 31, 2016 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2016. The Company has no reserves for uncertain tax positions as of December 31, 2021 and 2020. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.

7. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2021	2020	2019
Stock options	$435	$561	$635
Stock appreciation rights (“SARs”)	22,188	3,377	2,906
Restricted Stock Awards	1,005	1,101	907
Restricted Stock Units	1,889	—	—
Stock grants	489	244	$269
Total stock-based compensation expense	$26,006	$5,283	$4,717
In 2020, the Board of Directors adopted a new stock option plan called the Encore Wire 2020 Long Term Incentive Plan (the “2020 LTIP”) which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders. The 2020 LTIP permits the granting of 1,000,000 securities in the form of options to purchase shares of common stock, stock appreciation rights, restricted common stock, restricted stock units, unrestricted common stock, dividend equivalents, cash awards, or performance awards to non-employee directors, officers and employees of the Company. The 2010 Stock Option Plan expired on February 20, 2020. As of December 31, 2021, 889,650 securities remained available for grant under the 2020 LTIP.
Stock Options:
No stock option awards were granted in 2021, 2020 or 2019. Options vest ratably over a period of five years from the time the options were granted. The maximum term of any option previously granted under the 2010 Stock Option Plan or granted in the future under the 2020 LTIP is ten years. New shares are issued upon the exercise of options.
The following presents a summary of stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	314,500	$41.82
Exercised	(35,000)	30.95
Forfeited/Canceled	—	—
Outstanding at December 31, 2021	279,500	$43.18	4.5 years	$27,928
Vested and exercisable at December 31, 2021	232,500	$42.06	4.3 years	$23,493
During the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of options exercised was $3.1 million, $0.4 million and $0.7 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to non-vested stock options of $0.3 million was expected to be recognized over a weighted average period of 1.0 year.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balances were $22.1 million and $5.3 million at December 31, 2021 and 2020, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2021, a total of 467,668 SARs were outstanding under the 2014 SARs Plan.

The following presents a summary of SARs activity for the year ended December 31, 2021:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	679,500	$51.99
Exercised	(205,832)	48.41
Forfeited/Canceled	(6,000)	53.01
Outstanding at December 31, 2021	467,668	$53.55	7.1 years	$41,880
Vested and exercisable at December 31, 2021	89,968	$50.85	6.5 years	$8,300
There were no SARs granted in 2021. The fair value of SARs outstanding during the years ended December 31, 2021, 2020 and 2019, are revalued each quarter using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.70%	0.18%	1.62%
Expected dividend yield	0.06%	0.13%	0.14%
Expected volatility	38.64%	35.51%	28.46%
Expected lives	2.1 years	2.8 years	3.0 years
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
During the years ended December 31, 2021, 2020 and 2019, the weighted average fair value of SARs was $90.04, $17.94 and $17.19, respectively, and the total intrinsic value of SARs exercised was $5.4 million, $1.1 million and $2.1 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to non-vested SARs of $20.3 million was expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Awards:
There were zero restricted shares issued in 2021. Restricted shares granted to employees vest ratably over a period of five years from the time the restricted shares were granted. During the years ended December 31, 2020 and 2019, the Company granted 37,000 shares and 60,000 shares, respectively, of restricted stock to employees pursuant to the 2010 Stock Option Plan, with weighted grant date fair values of $58.90 and $54.49 per share, respectively. As of December 31, 2021, there was $2.43 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ending December 31, 2021 was $1.13 million.
The following presents a summary of restricted stock activity for the year ended December 31, 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2021	75,000	$56.77
Granted	—	—
Vested	(17,000)	56.61
Unvested at December 31, 2021	$58,000	$56.88

Restricted Stock Units:
The Company granted restricted units for the first time in 2021. Restricted units granted to employees vest ratably over a period of three years from the time the restricted units were granted. During the year ended December 31, 2021, the Company granted 98,600 units of restricted stock to employees pursuant to the 2020 Long Term Incentive Plan, with a weighted grant date fair values of $61.92 per unit. There were zero restricted units issued in 2020 or 2019. As of December 31, 2021, there was $4.22 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 2.4 years.
The following presents a summary of restricted stock activity for the year ended December 31, 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	98,600	61.92
Vested	—	—
Forfeited/Canceled	—	—
Unvested at December 31, 2021	98,600	$61.92
Stock Grants:
In May 2021, the Company granted 1,250 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $78.29 per share. In May 2020, the Company granted 1,100 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $44.31 per share. In June 2019, the Company granted 1,000 shares of stock to each of the 5 non-employee directors with a grant date fair value of $53.81 per share.
8. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2021	2020	2019
Numerator:
Net income	$541,422	$76,067	$58,129

Denominator:
Denominator for basic earnings per share – weighted average shares	20,439	20,599	20,904

Effect of dilutive securities:
Employee stock awards	210	54	86

Denominator for diluted earnings per share – weighted average shares	20,649	20,653	20,990
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2021	2020	2019
Weighted average anti-dilutive stock options	—	136	118

Weighted average exercise price per share	$—	$51.20	$51.05

9. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the

Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, including on November 8, 2021, authorizing the repurchase of up to 1,000,000 shares of our common stock. As of December 31, 2021, 917,822 shares remained authorized for repurchase through March 31, 2022. Under this program, the Company repurchased 475,557 shares of its stock in 2021 and 441,250 shares in 2020. The Company did not repurchase any shares of its stock in 2019.
Subsequently, in February 2022, the Board of Directors increased the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2023.
10. Contingencies
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
11. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $3.0 million, $2.5 million and $2.5 million in 2021, 2020 and 2019, respectively.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended
2021	March 31	June 30	September 30	December 31
Net sales	$444,140	$744,408	$716,320	$687,853
Gross profit	84,504	277,342	270,766	235,134
Net income	41,189	183,053	175,538	141,642
Earnings per common share – basic	2.00	8.89	8.60	7.02
Earnings per common share – diluted	1.99	8.82	8.51	6.91

	Three Months Ended
2020	March 31	June 30	September 30	December 31
Net sales	$302,794	$253,631	$339,700	$380,823
Gross profit	45,773	36,499	53,459	58,804
Net income	18,607	12,347	21,012	24,100
Earnings per common share – basic	0.89	0.60	1.02	1.17
Earnings per common share – diluted	0.89	0.60	1.02	1.17

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2021. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
There have been no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s last fiscal quarter.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Encore Wire Corporation
Opinion on Internal Control over Financial Reporting
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Dallas, Texas
February 17, 2022

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and, if applicable, “Delinquent Section 16(a) Reports” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2022 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2022, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2022 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	279,500	$43.18	(2)	889,650	(3)
(1) Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 58,000 shares of restricted stock that are issued and outstanding.
(2) Weighted average exercise price of outstanding options excludes time-based restricted stock units.
(3) Represents securities remaining available for issuance under our 2020 Long Term Incentive Plan as of December 31, 2021 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2022 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 3, 2022, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

10.7*
Form of Encore Wire Corporation Restricted Stock Award Agreement (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).

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

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 17, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated February 17, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 17, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President — Finance, Treasurer, Secretary and Chief Financial Officer, dated February 17, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 17, 2022	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2022
Daniel L. Jones

/s/ BRET J. ECKERT	Vice President-Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2022
Bret J. Eckert

/s/ GREGORY J. FISHER	Director	February 17, 2022
Gregory J. Fisher

/s/ GINA A. NORRIS	Director	February 17, 2022
Gina A. Norris

/s/ WILLIAM R. THOMAS	Director	February 17, 2022
William R. Thomas

/s/ SCOTT D. WEAVER	Director	February 17, 2022
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 17, 2022
John H. Wilson