Form 10-Q
period 2022-03-31
ENCORE WIRE CORP
filed 2022-04-28
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of April 27, 2022: 19,727,671

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$466,094	$438,990
Accounts receivable, net of allowance of $3,800 and $3,800	549,404	491,126
Inventories, net	116,331	100,816
Income tax receivable	—	951
Prepaid expenses and other	3,391	3,167
Total current assets	1,135,220	1,035,050
Property, plant and equipment, net	524,465	494,916
Other assets	539	570
Total assets	$1,660,224	$1,530,536

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$73,189	$75,353
Accrued liabilities	61,525	78,747
Income taxes payable	48,393	—
Total current liabilities	183,107	154,100
Deferred income taxes and other	33,180	37,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,127,850 and 27,083,100	271	271
Additional paid-in capital	74,847	72,753
Treasury stock, at cost – 7,445,179 and 6,944,262 shares	(213,397)	(155,014)
Retained earnings	1,582,216	1,421,079
Total stockholders’ equity	1,443,937	1,339,089
Total liabilities and stockholders’ equity	$1,660,224	$1,530,536

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended March 31,
	2022	2021
	(Unaudited)

Net sales	$723,072	$444,140
Cost of goods sold	479,325	359,636
Gross profit	243,747	84,504

Selling, general, and administrative expenses	36,212	31,152
Operating income	207,535	53,352

Net interest and other income	115	25
Income before income taxes	207,650	53,377

Provision for income taxes	46,119	12,188
Net income	$161,531	$41,189
Earnings per common and common equivalent share – basic	$8.08	$2.00
Earnings per common and common equivalent share – diluted	$7.96	$1.99
Weighted average common and common equivalent shares outstanding – basic	20,003	20,568
Weighted average common and common equivalent shares outstanding – diluted	20,302	20,719
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2022	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
Net income	—	—	—	—	—	161,531	161,531
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	42	—	1,939	—	—	—	1,939
Dividend declared—$0.02 per share	—	—	—	—	—	(394)	(394)
Purchase of treasury stock	—	—	—	(501)	(58,383)	—	(58,383)
Balance at March 31, 2022	27,128	$271	$74,847	(7,445)	$(213,397)	$1,582,216	$1,443,937

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Quarter Ended March 31,
	2022	2021
	(Unaudited)

Operating Activities:
Net income	$161,531	$41,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,210	5,300
Deferred income taxes	(3,224)	(2,276)
Stock-based compensation attributable to equity awards	1,939	737
Other	186	48
Changes in operating assets and liabilities:
Accounts receivable	(58,278)	(72,928)
Inventories	(15,515)	1,979
Other assets	(252)	907
Trade accounts payable and accrued liabilities	(24,234)	9,753
Current income taxes receivable / payable	49,344	14,446
Net cash provided by (used in) operating activities	117,707	(845)

Investing Activities:
Purchases of property, plant and equipment	(31,972)	(26,504)
Proceeds from sale of assets	—	—
Net cash used in investing activities	(31,972)	(26,504)

Financing Activities:
Deferred financing fees	—	(550)
Purchase of treasury stock	(58,383)	—
Proceeds from issuance of common stock, net	155	155
Dividends paid	(403)	(411)
Net cash used in financing activities	(58,631)	(806)

Net increase (decrease) in cash and cash equivalents	27,104	(28,155)
Cash and cash equivalents at beginning of period	438,990	183,123
Cash and cash equivalents at end of period	$466,094	$154,968
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards have been adopted in 2022.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2022	December 31, 2021

Raw materials	$43,063	$54,012
Work-in-process	46,150	40,422
Finished goods	156,977	123,401
Total Inventory at FIFO cost	246,190	217,835
Adjust to LIFO cost	(129,859)	(117,019)
Inventory, net	$116,331	$100,816
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. GAAP, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2022, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the first quarter of 2022, LIFO adjustments were recorded, increasing cost of sales by $12.8 million, compared to LIFO adjustments increasing cost of sales by $22.0 million in the first quarter of 2021.
NOTE 3 - PROPERTY, PLANT and EQUIPMENT
Property, plant and equipment consists of the following:

In Thousands	March 31, 2022	December 31, 2021

Land and land improvements	$72,897	$72,897
Construction-in-progress	120,090	92,414
Buildings and improvements	219,752	217,985
Machinery and equipment	368,463	362,996
Furniture and fixtures	14,056	13,805
Property, plant and equipment, gross	795,258	760,097
Accumulated depreciation	(270,793)	(265,181)
Property, plant and equipment, net	$524,465	$494,916
In the first quarter of 2022, depreciation expense was $6.2 million, compared to $5.3 million in the first quarter of 2021.

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2022	December 31, 2021

Sales rebates payable	$29,883	$40,657
SAR Liability	14,571	22,095
Property taxes payable	1,263	5,018
Accrued salaries	7,401	4,778
Other accrued liabilities	8,407	6,199
Total accrued liabilities	$61,525	$78,747

NOTE 5 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.2% in the first quarter of 2022 versus 22.8% in the first quarter of 2021, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 6 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31,
In Thousands	2022	2021

Numerator:
Net income	$161,531	$41,189

Denominator:
Denominator for basic earnings per share – weighted average shares	20,003	20,568

Effect of dilutive securities:
Employee stock awards	299	151

Denominator for diluted earnings per share – weighted average shares	20,302	20,719

There were no anti-dilutive employee stock awards excluded from the determination of diluted earnings per common and common equivalent shares for the first quarter of 2022 or 2021.
NOTE 7 – DEBT
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request, and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either

(1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At March 31, 2022, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.6 million left $199.4 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of and for the period ended March 31, 2022.
NOTE 8 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of March 31, 2022, 1,499,083 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 500,917 shares of its stock in the three months ended March 31, 2022 compared to zero shares in the three months ended March 31, 2021.
NOTE 9 - CONTINGENCIES
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
As discussed in Note 1, in the notes to the financial statements, the duration or re-emergence of the COVID-19, or any of its ongoing variants, outbreak and their long-term impact on our business remain uncertain. Developments surrounding COVID-19, and any of the ongoing variants, continue to change, and we have limited visibility into the extent to which market demand for our products, as well as sector manufacturing and distribution capacity, will be impacted.
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

COMEX COPPER CLOSING PRICE 2022

	January 2022	February 2022	March 2022	Quarter Ended March 31, 2022
High	$4.58	$4.66	$4.93	$4.93
Low	4.30	4.43	4.50	4.30
Average	4.43	4.50	4.68	4.55
COMEX COPPER CLOSING PRICE 2021

	January 2021	February 2021	March 2021	Quarter Ended March 31, 2021
High	$3.70	$4.30	$4.23	$4.30
Low	3.55	3.54	3.98	3.54
Average	3.62	3.86	4.09	3.87

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and three months ended March 31, 2022 and 2021. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021
Net sales were $723.1 million in the first quarter of 2022 compared to $444.1 million in the first quarter of 2021. The increase in net sales dollars is the result of a 43.3% increase in the average selling price of copper wire and an 8.6% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in selling prices are primarily a result of changing prices for copper and other raw materials and product price competition. The average cost per pound of raw copper purchased increased 19.3% in the first quarter of 2022 compared to the first quarter of 2021 and was a driver of the increased average selling price of copper wire.
Cost of goods sold was $479.3 million, or 66.3% of net sales, in the first quarter of 2022, compared to $359.6 million, or 81.0% of net sales, in the first quarter of 2021. Gross profit increased to $243.7 million, or 33.7% of net sales, in the first quarter of 2022 from $84.5 million, or 19.0% of net sales, in the first quarter of 2021.
The increase in gross profit margin was the result of an 8.6% increase in copper unit volume and an 86.1% increase in the spread between the average price paid for a pound of raw copper and the average selling price for a pound of copper contained in finished wire in the first quarter of 2022 when compared to the first quarter of 2021. The spread increased as a result of the average selling price per pound of copper sold in the first quarter of 2022 increasing 43.3% while the per pound cost of raw copper purchased increased 19.3% in the same period compared to the first quarter of 2021. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Total raw materials cost as a percentage of sales decreased to 59.3% in the first quarter of 2022, from 71.6% in the first quarter of 2021. Overhead costs decreased to 7.0% of net sales in the first quarter of 2022, from 9.4% of net sales in the first quarter of 2021. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the first quarter of 2022 were $31.0 million, or 4.3% of net sales, compared to $20.7 million, or 4.7% of net sales, in the first quarter of 2021. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs decreased to 1.9% of net sales in the first quarter of 2022 from 2.2% of net sales in the first quarter of 2021. General and administrative (“G&A”) expenses for the first quarter of 2022 were $5.2 million, or 0.7% of net sales, compared to $10.5 million, or 2.4% of net sales, in the first quarter of 2021. The G&A expense reduction was primarily due to decreased stock compensation expense associated with our stock appreciation rights as our stock price decreased from $143.10 on December 31, 2021 to $114.07 on March 31, 2022.

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
For more information on the Company’s revolving credit facility, see Note 7 to the Company’s financial statements included in Item 1 to this report, which is incorporated herein by reference.
Cash provided by operating activities was $117.7 million in the first three months of 2022 compared to cash used of $0.8 million in the first three months of 2021. The following changes in components of cash flow from operations were notable. The Company had net income of $161.5 million in the first three months of 2022 compared to net income of $41.2 million in the first three months of 2021. Accounts receivable increased $58.3 million in the first three months of 2022 compared to increasing $72.9 million in the first three months of 2021. Accounts receivable generally fluctuate in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory, net increased $15.5 million in the first three months of 2022 compared to decreasing $2.0 million in the first three months of 2021. Trade accounts payable and accrued liabilities negatively impacted cash by $24.2 million in the first three months of 2022 versus favorably impacting cash by $9.8 million in the first three months of 2021. In the first three months of 2022, changes in current and deferred taxes favorably impacted cash by $46.1 million versus $12.2 million of favorable impact in the first three months of 2021. These changes in cash flow were the primary drivers of the $118.6 million increase in positive cash flow provided by operations in the first three months of 2022 compared to the first three months of 2021.
Cash used in investing activities increased to $32.0 million in the first three months of 2022 from $26.5 million in the first three months of 2021 due to higher capital expenditures on plant and equipment, among other factors.
Cash used in financing activities in the first three months of 2022 consisted of $58.4 million paid to purchase our own stock, $0.4 million of cash dividends paid, and $0.2 million of proceeds from exercised stock options. These activities in cash flow used $58.6 million cash in financing activities for the first three months of 2022 compared to $0.8 million used in the first three months of 2021. For the quarter ended March 31, 2022 and 2021, the Company did not access its revolving line of credit.
The Company’s cash balance was $466.1 million at March 31, 2022 versus $155.0 million at March 31, 2021.
During the remainder of 2022, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The repurposing of our vacated distribution center to expand manufacturing capacity and extend our market reach will be completed in the second quarter of 2022. The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost, sustainable manufacturer in the sector and increasing manufacturing capacity to drive growth. Capital spending in 2022 through 2024 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency, and improve our position as a sustainable and environmentally responsible leader in our industry. Total capital expenditures were $118 million in 2021. We expect total capital expenditures to range from $150 - $170 million in 2022, $150

- $170 million in 2023, and $80 - $100 million in 2024. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
Critical Accounting Estimates and Policies
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with U.S. GAAP. The Company’s unaudited financial statements are impacted by the accounting policies used and the estimates and assumptions made by management in their preparation. See Note 1 to the notes to the financial statements for information on the Company’s significant accounting policies.
As of March 31, 2022, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, along with any ongoing variants, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For information on the Company’s legal proceedings, see Note 9 to the Company’s financial statements included in Item 1 to this report and incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 8 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2022	—	$—	—	1,000,000
February 2022	315,400	115.14	315,400	1,684,600
March 2022	185,517	118.96	185,517	1,499,083
	500,917	$116.55	500,917
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of March 31, 2022, 1,499,083 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 500,917 shares of its stock in the three months ended March 31, 2022 compared to zero shares in the three months ended March 31, 2021.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 28, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 28, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 28, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated April 28, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: April 28, 2022	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: April 28, 2022	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer