Form 10-Q
period 2022-06-30
ENCORE WIRE CORP
filed 2022-07-27
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 26, 2022: 19,125,566

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$469,540	$438,990
Accounts receivable, net of allowance of $3,800 and $3,800	606,132	491,126
Inventories, net	121,418	100,816
Income tax receivable	—	951
Prepaid expenses and other	9,978	3,167
Total current assets	1,207,068	1,035,050
Property, plant and equipment, net	561,205	494,916
Other assets	509	570
Total assets	$1,768,782	$1,530,536

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$70,708	$75,353
Accrued liabilities	72,782	78,747
Income taxes payable	1,689	—
Total current liabilities	145,179	154,100
Deferred income taxes and other	39,707	37,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,132,850 and 27,083,100	271	271
Additional paid-in capital	78,123	72,753
Treasury stock, at cost – 8,052,284 and 6,944,262 shares	(286,870)	(155,014)
Retained earnings	1,792,372	1,421,079
Total stockholders’ equity	1,583,896	1,339,089
Total liabilities and stockholders’ equity	$1,768,782	$1,530,536

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net sales	$838,235	$744,408	$1,561,307	$1,188,548
Cost of goods sold	517,463	467,066	996,788	826,702
Gross profit	320,772	277,342	564,519	361,846

Selling, general, and administrative expenses	50,405	41,140	86,616	72,292
Operating income	270,367	236,202	477,903	289,554

Net interest and other income	647	38	762	64
Income before income taxes	271,014	236,240	478,665	289,618

Provision for income taxes	60,476	53,187	106,595	65,376
Net income	$210,538	$183,053	$372,070	$224,242
Earnings per common and common equivalent share – basic	$10.84	$8.89	$18.88	$10.90
Earnings per common and common equivalent share – diluted	$10.71	$8.82	$18.62	$10.81
Weighted average common and common equivalent shares outstanding – basic	19,419	20,581	19,709	20,574
Weighted average common and common equivalent shares outstanding – diluted	19,666	20,763	19,982	20,741
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2022	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
Net income	—	—	—	—	—	161,531	161,531
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	42	—	1,939	—	—	—	1,939
Dividend declared—$0.02 per share	—	—	—	—	—	(394)	(394)
Purchase of treasury stock	—	—	—	(501)	(58,383)	—	(58,383)
Balance at March 31, 2022	27,128	$271	$74,847	(7,445)	$(213,397)	$1,582,216	$1,443,937
Net income	—	—	—	—	—	210,538	210,538
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	5	—	3,276	—	—	—	3,276
Dividend declared—$0.02 per share	—	—	—	—	—	(382)	(382)
Purchase of treasury stock	—	—	—	(607)	(73,473)	—	(73,473)
Balance at June 30, 2022	27,133	$271	$78,123	(8,052)	$(286,870)	$1,792,372	$1,583,896

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397
Net income	—	—	—	—	—	183,053	183,053
Exercise of stock options	9	1	258	—	—	—	259
Stock-based compensation	6	—	1,331	—	—	—	1,331
Dividend declared—$0.02 per share	—	—	—	—	—	(415)	(415)
Balance at June 30, 2021	27,056	$271	$70,366	(6,468)	$(111,718)	$1,104,706	$1,063,625

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)

Operating Activities:
Net income	$372,070	$224,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,521	10,977
Deferred income taxes	3,315	(1,958)
Stock-based compensation attributable to equity awards	5,215	2,068
Other	128	4,078
Changes in operating assets and liabilities:
Accounts receivable	(115,006)	(299,873)
Inventories	(20,602)	4,402
Other assets	(6,866)	(185)
Trade accounts payable and accrued liabilities	(15,126)	47,239
Current income taxes receivable / payable	2,640	43,349
Net cash provided by operating activities	238,289	34,339

Investing Activities:
Purchases of property, plant and equipment	(75,246)	(58,844)
Proceeds from sale of assets	—	213
Net cash used in investing activities	(75,246)	(58,631)

Financing Activities:
Deferred financing fees	—	(550)
Purchase of treasury stock	(131,856)	—
Proceeds from issuance of common stock, net	155	414
Dividends paid	(792)	(823)
Net cash used in financing activities	(132,493)	(959)

Net increase (decrease) in cash and cash equivalents	30,550	(25,251)
Cash and cash equivalents at beginning of period	438,990	183,123
Cash and cash equivalents at end of period	$469,540	$157,872
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards have been adopted in 2022.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	June 30, 2022	December 31, 2021

Raw materials	$34,875	$54,012
Work-in-process	57,500	40,422
Finished goods	147,421	123,401
Total Inventory at FIFO cost	239,796	217,835
Adjust to LIFO cost	(118,378)	(117,019)
Inventory, net	$121,418	$100,816
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. GAAP, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2022, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the second quarter of 2022, LIFO adjustments were recorded that decreased cost of sales by $11.5 million, compared to LIFO adjustments that increased cost of sales by $24.1 million in the second quarter of 2021. In the six months ended June 30, 2022, LIFO adjustments were recorded that increased cost of sales by $1.4 million, compared to LIFO adjustments that increased cost of sales by $46.0 million in the six months ended June 30, 2021.
NOTE 3 - PROPERTY, PLANT and EQUIPMENT
Property, plant and equipment consists of the following:

In Thousands	June 30, 2022	December 31, 2021

Land and land improvements	$84,616	$72,897
Construction-in-progress	142,171	92,414
Buildings and improvements	220,338	217,985
Machinery and equipment	376,687	362,996
Furniture and fixtures	14,056	13,805
Property, plant and equipment, gross	837,868	760,097
Accumulated depreciation	(276,663)	(265,181)
Property, plant and equipment, net	$561,205	$494,916
In the second quarter of 2022, depreciation expense was $6.3 million, compared to $5.7 million in the second quarter of 2021. Depreciation expense was $12.5 million in the six months ended June 30, 2022, compared to $11.0 million in the six months ended June 30, 2021.

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2022	December 31, 2021

Sales rebates payable	$39,477	$40,657
SAR Liability	11,016	22,095
Property taxes payable	2,467	5,018
Accrued salaries	11,685	4,778
Other accrued liabilities	8,137	6,199
Total accrued liabilities	$72,782	$78,747

NOTE 5 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.3% in the second quarter of 2022 versus 22.5% in the second quarter of 2021, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 6 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021

Numerator:
Net income	$210,538	$183,053	$372,070	$224,242

Denominator:
Denominator for basic earnings per share – weighted average shares	19,419	20,581	19,709	20,574

Effect of dilutive securities:
Employee stock awards	247	182	273	167

Denominator for diluted earnings per share – weighted average shares	19,666	20,763	19,982	20,741

There were no anti-dilutive employee stock awards excluded from the determination of diluted earnings per common and common equivalent shares for the second quarter or six months ended June 30, 2022 or 2021.
NOTE 7 – DEBT
On February 9, 2021, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2021 Credit Agreement”) with two banks, Bank of America, N.A., as administrative agent and letter of credit issuer, and Wells Fargo Bank, National Association, as syndication agent. The 2021 Credit Agreement extends through February 9, 2026 and provides for maximum borrowings of $200.0 million. At our request, and subject to certain conditions, the commitments under the 2021 Credit Agreement may be increased by a maximum of up to $100.0 million as long as existing or new lenders agree to provide such additional commitments. Borrowings under the line of credit bear interest, at the Company’s option, at either

(1) LIBOR plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or LIBOR plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At June 30, 2022, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.4 million left $199.6 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of and for the period ended June 30, 2022.
NOTE 8 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of June 30, 2022, 891,978 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 1,108,022 shares of its stock in the six months ended June 30, 2022 compared to zero shares in the six months ended June 30, 2021.
NOTE 9 - CONTINGENCIES
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Encore Wire Corporation is a leading manufacturer of a broad range of copper and aluminum electrical wire and cables, supplying power generation and distribution solutions to meet our customers’ needs today and in the future. The Company focuses on maintaining a low-cost of production while providing exceptional customer service, quickly shipping complete orders coast-to-coast. Our products are proudly made in America at our vertically-integrated, single-site, Texas campus.
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

COMEX COPPER CLOSING PRICE 2022

	April 2022	May 2022	June 2022	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
High	$4.80	$4.35	$4.55	$4.80	$4.93
Low	4.40	4.11	3.71	3.71	3.71
Average	4.64	4.25	4.13	4.33	4.44
COMEX COPPER CLOSING PRICE 2021

	April 2021	May 2021	June 2021	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
High	$4.74	$4.78	$4.66	$4.78	$4.78
Low	4.00	4.50	4.16	4.00	3.54
Average	4.25	4.64	4.40	4.42	4.15

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2022 and 2021. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021
Net sales were $838.2 million in the second quarter of 2022 compared to $744.4 million in the second quarter of 2021. The 12.6% increase in net sales was due to a 2.7% increase in the volume of copper shipped. Additionally, aluminum sales dollars increased from 6.1% of net sales to 15.0% of net sales due to an increase in both price and volume shipped.
Cost of goods sold was $517.5 million, or 61.7% of net sales, in the second quarter of 2022, compared to $467.1 million, or 62.7% of net sales, in the second quarter of 2021. Gross profit increased to $320.8 million, or 38.3% of net sales, in the second quarter of 2022 from $277.3 million, or 37.3% of net sales, in the second quarter of 2021.
The slight increase in gross profit margin was due mostly to the sales and volume increases noted above.
Total raw materials cost as a percentage of sales decreased to 55.1% in the second quarter of 2022, from 55.9% in the second quarter of 2021. Overhead costs decreased to 6.6% of net sales in the second quarter of 2022, from 6.8% of net sales in the second quarter of 2021. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the second quarter of 2022 were $35.8 million, or 4.3% of net sales, compared to $28.9 million, or 3.9% of net sales, in the second quarter of 2021. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs increased to 1.8% of net sales in the second quarter of 2022 from 1.5% of net sales in the second quarter of 2021. General and administrative (“G&A”) expenses for the second quarter of 2022 were $14.6 million, or 1.7% of net sales, compared to $10.8 million, or 1.5% of net sales, in the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net sales for the first six months of 2022 were $1.561 billion compared to net sales of $1.189 billion for the first six months of 2021. The 31.4% increase in net sales was primarily the result of a 21.9% increase in copper wire sales, driven by an 15.6% increase in the average selling price of copper wire and a 5.5% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Fluctuations in sales prices are primarily a result of raw material input costs and availability, order specifications and overall product demand in the market.
Cost of goods sold was $996.8 million, or 63.8% of net sales, in the first six months of 2022, compared to $826.7 million, or 69.6% of net sales, in the first six months of 2021. Gross profit increased to $564.5 million, or 36.2% of net sales, in the first six months of 2022 versus $361.8 million, or 30.4% of net sales, in the first six months of 2021.
Gross profit percentage for the six months ended June 30, 2022 was 36.2% compared to 30.4% during the same period in 2021. The increase in gross profit percentage is primarily due to the average selling price of wire per copper pound sold which increased 15.6% in the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, while the average cost of copper per pound purchased increased 10.2%. The percentage change on sales is on a higher nominal dollar amount than on purchases and, therefore, spreads change on a nominal dollar basis.
Due primarily to increases in copper costs and an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2022, LIFO adjustments were recorded, increasing cost of sales by $1.4 million. During the same period in 2021, LIFO adjustments were recorded, increasing cost of sales by $46.0 million. Based on current copper prices, there is no LCM adjustment necessary. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2022 increased to $66.9 million, or 4.3% of net sales, compared to $49.5 million, or 4.2% of net sales, in the same period of 2021. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $9.8 million in concert with the increased sales dollars. Freight costs for the first six months of 2022 were 1.9% of net sales, compared to 1.8% of net sales for the first six months of 2021. General and administrative expenses were $19.7 million, or 1.3% of net sales, in the first six months of 2022 compared to $21.3 million, or 1.8% of net sales, in the first six months of 2021. The G&A decrease was driven by decreased stock compensation expense driven by the mark-to-market accounting on stock appreciation rights. The net stock compensation expense decreased $4.9 million in the first six months of 2022 versus the first six months of 2021.
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
Cash provided by operating activities was $238.3 million in the first six months of 2022 compared to cash provided of $34.3 million in the first six months of 2021. The following changes in components of cash flow from operations were notable. The Company had net income of $372.1 million in the first six months of 2022 compared to net income of $224.2 million in the first six months of 2021. Accounts receivable increased $115.0 million in the first six months of 2022 compared to increasing $299.9 million in the first six months of 2021. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory net increased $20.6 million in the first six months of 2022 compared to decreasing $4.4 million in the first six months of 2021. Trade accounts payable and accrued liabilities negatively impacted cash by $15.1 million in the first six months of 2022 versus favorably impacting cash by $47.2 million in the first six months of 2021. In the first six months of 2022, changes in current and deferred taxes favorably impacted cash by $6.0 million versus $41.4 million of favorable impact in the first six months of 2021. These changes in cash flow were the primary drivers of the $204.0 million increase in positive cash flow provided by operations in the first six months of 2022 compared to the first six months of 2021.

Cash used in investing activities increased to $75.2 million in the first six months of 2022 from $58.6 million in the first six months of 2021 due to higher capital expenditures on plant and equipment, among other factors.
Cash used in financing activities in the first six months of 2022 consisted of $131.9 million paid to purchase our own stock, $0.8 million of cash dividends paid, and $0.2 million of proceeds from exercised stock options. These activities in cash flow used $132.5 million cash in financing activities for the first six months of 2022 compared to $1.0 million used in the first six months of 2021. For the quarter and six months ended June 30, 2022 and 2021, the Company did not access its revolving line of credit.
The Company’s cash balance was $469.5 million at June 30, 2022 compared to $157.9 million at June 30, 2021.
During the remainder of 2022, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The repurposing of our vacated distribution center to expand manufacturing capacity and extend our market reach was substantially completed in the second quarter of 2022. The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost, sustainable manufacturer in the sector and increasing manufacturing capacity to drive growth. Capital spending in 2022 through 2024 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency, and improve our position as a sustainable and environmentally responsible leader in our industry. Total capital expenditures were $118 million in 2021. We expect total capital expenditures to range from $150 - $170 million in 2022, $150 - $170 million in 2023, and $80 - $100 million in 2024. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
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
As of June 30, 2022, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, along with any ongoing variants, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the SEC. Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which is hereby incorporated by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 8 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2022	—	$—	—	1,499,083
May 2022	488,777	123.87	488,777	1,010,306
June 2022	118,328	109.25	118,328	891,978
	607,105	121.02	607,105
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of June 30, 2022, 891,978 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 1,108,022 shares of its stock in the six months ended June 30, 2022 compared to zero shares in the six months ended June 30, 2021.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 27, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 27, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 27, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated July 27, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: July 27, 2022	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: July 27, 2022	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer