Form 10-Q
period 2022-09-30
ENCORE WIRE CORP
filed 2022-10-27
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of October 26, 2022: 18,342,580

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$573,582	$438,990
Accounts receivable, net of allowance of $3,800 and $3,800	561,669	491,126
Inventories, net	136,187	100,816
Income tax receivable	3,206	951
Prepaid expenses and other	20,058	3,167
Total current assets	1,294,702	1,035,050
Property, plant and equipment, net	587,826	494,916
Other assets	522	570
Total assets	$1,883,050	$1,530,536

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$68,576	$75,353
Accrued liabilities	83,040	78,747
Income taxes payable	—	—
Total current liabilities	151,616	154,100
Deferred income taxes and other	46,717	37,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,139,611 and 27,083,100	271	271
Additional paid-in capital	80,930	72,753
Treasury stock, at cost – 8,838,031 and 6,944,262 shares	(380,262)	(155,014)
Retained earnings	1,983,778	1,421,079
Total stockholders’ equity	1,684,717	1,339,089
Total liabilities and stockholders’ equity	$1,883,050	$1,530,536

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net sales	$762,363	$716,320	$2,323,670	$1,904,869
Cost of goods sold	462,916	445,554	1,459,704	1,272,256
Gross profit	299,447	270,766	863,966	632,613

Selling, general, and administrative expenses	55,291	43,816	141,908	116,109
Operating income	244,156	226,950	722,058	516,504

Net interest and other income	3,087	52	3,850	116
Income before income taxes	247,243	227,002	725,908	516,620

Provision for income taxes	55,470	51,464	162,065	116,840
Net income	$191,773	$175,538	$563,843	$399,780
Earnings per common and common equivalent share – basic	$10.11	$8.60	$28.98	$19.48
Earnings per common and common equivalent share – diluted	$9.97	$8.51	$28.57	$19.31
Weighted average common and common equivalent shares outstanding – basic	18,968	20,421	19,459	20,523
Weighted average common and common equivalent shares outstanding – diluted	19,243	20,629	19,733	20,703
Cash dividends declared per share	$0.02	$0.02	$0.06	$0.06

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2022	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
Net income	—	—	—	—	—	161,531	161,531
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	42	—	1,939	—	—	—	1,939
Dividend declared—$0.02 per share	—	—	—	—	—	(394)	(394)
Purchase of treasury stock	—	—	—	(501)	(58,383)	—	(58,383)
Balance at March 31, 2022	27,128	$271	$74,847	(7,445)	$(213,397)	$1,582,216	$1,443,937
Net income	—	—	—	—	—	210,538	210,538
Stock-based compensation	5	—	3,276	—	—	—	3,276
Dividend declared—$0.02 per share	—	—	—	—	—	(382)	(382)
Purchase of treasury stock	—	—	—	(607)	(73,473)	—	(73,473)
Balance at June 30, 2022	27,133	$271	$78,123	(8,052)	$(286,870)	$1,792,372	$1,583,896
Net income	—	—	—	—	—	191,773	191,773
Exercise of stock options	1	—	52	—	—	—	52
Stock-based compensation	6	—	2,755	—	—	—	2,755
Dividend declared—$0.02 per share	—	—	—	—	—	(367)	(367)
Purchase of treasury stock	—	—	—	(786)	(93,392)	—	(93,392)
Balance at September 30, 2022	27,140	$271	$80,930	(8,838)	$(380,262)	$1,983,778	$1,684,717

2021	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	41,189	41,189
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	13	—	737	—	—	—	737
Dividend declared—$0.02 per share	—	—	—	—	—	(413)	(413)
Balance at March 31, 2021	27,041	$270	$68,777	(6,468)	$(111,718)	$922,068	$879,397
Net income	—	—	—	—	—	183,053	183,053
Exercise of stock options	9	1	258	—	—	—	259
Stock-based compensation	6	—	1,331	—	—	—	1,331
Dividend declared—$0.02 per share	—	—	—	—	—	(415)	(415)
Balance at June 30, 2021	27,056	$271	$70,366	(6,468)	$(111,718)	$1,104,706	$1,063,625
Net income	—	—	—	—	—	175,538	175,538
Stock-based compensation	4	—	851	—	—	—	851
Dividend declared—$0.02 per share	—	—	—	—	—	(407)	(407)
Purchase of treasury stock	—	—	—	(394)	(32,732)	—	(32,732)
Balance at September 30, 2021	27,060	$271	$71,217	(6,862)	$(144,450)	$1,279,837	$1,206,875

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)

Operating Activities:
Net income	$563,843	$399,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,035	17,154
Deferred income taxes	10,339	(639)
Stock-based compensation attributable to equity awards	7,971	2,919
Other	110	5,085
Changes in operating assets and liabilities:
Accounts receivable	(70,543)	(261,860)
Inventories	(35,371)	1,595
Other assets	(17,020)	(1,014)
Trade accounts payable and accrued liabilities	(9,796)	50,716
Current income taxes receivable / payable	(2,255)	17,188
Net cash provided by operating activities	466,313	230,924

Investing Activities:
Purchases of property, plant and equipment	(105,509)	(85,489)
Proceeds from sale of assets	—	405
Net cash used in investing activities	(105,509)	(85,084)

Financing Activities:
Deferred financing fees	—	(550)
Purchase of treasury stock	(225,248)	(32,732)
Proceeds from issuance of common stock, net	206	414
Dividends paid	(1,170)	(1,235)
Net cash used in financing activities	(226,212)	(34,103)

Net increase (decrease) in cash and cash equivalents	134,592	111,737
Cash and cash equivalents at beginning of period	438,990	183,123
Cash and cash equivalents at end of period	$573,582	$294,860
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022
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

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	September 30, 2022	December 31, 2021

Raw materials	$48,713	$54,012
Work-in-process	47,912	40,422
Finished goods	133,561	123,401
Total Inventory at FIFO cost	230,186	217,835
Adjust to LIFO cost	(93,999)	(117,019)
Inventory, net	$136,187	$100,816
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. GAAP, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of September 30, 2022, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the third quarter of 2022, LIFO adjustments were recorded that decreased cost of sales by $24.4 million, compared to LIFO adjustments that increased cost of sales by $0.6 million in the third quarter of 2021. In the nine months ended September 30, 2022, LIFO adjustments were recorded that decreased cost of sales by $23.0 million, compared to LIFO adjustments that increased cost of sales by $46.6 million in the nine months ended September 30, 2021.
NOTE 3 - PROPERTY, PLANT and EQUIPMENT
Property, plant and equipment consists of the following:

In Thousands	September 30, 2022	December 31, 2021

Land and land improvements	$84,616	$72,897
Construction-in-progress	158,403	92,414
Buildings and improvements	218,579	217,985
Machinery and equipment	394,704	362,996
Furniture and fixtures	14,056	13,805
Property, plant and equipment, gross	870,358	760,097
Accumulated depreciation	(282,532)	(265,181)
Property, plant and equipment, net	$587,826	$494,916
In the third quarter of 2022, depreciation expense was $6.5 million, compared to $6.1 million in the third quarter of 2021. Depreciation expense was $19.0 million in the nine months ended September 30, 2022, compared to $17.1 million in the nine months ended September 30, 2021.

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	September 30, 2022	December 31, 2021

Sales rebates payable	$42,121	$40,657
SAR Liability	14,089	22,095
Property taxes payable	3,766	5,018
Accrued salaries	15,459	4,778
Other accrued liabilities	7,605	6,199
Total accrued liabilities	$83,040	$78,747

NOTE 5 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.4% in the third quarter of 2022 versus 22.7% in the third quarter of 2021, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes.
NOTE 6 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021

Numerator:
Net income	$191,773	$175,538	$563,843	$399,780

Denominator:
Denominator for basic earnings per share – weighted average shares	18,968	20,421	19,459	20,523

Effect of dilutive securities:
Employee stock awards	275	208	274	180

Denominator for diluted earnings per share – weighted average shares	19,243	20,629	19,733	20,703

There were no anti-dilutive employee stock awards excluded from the determination of diluted earnings per common and common equivalent shares for the third quarter or nine months ended September 30, 2022. The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the third quarter of 2021 was 49. The weighted average number of employee stock awards excluded from the determination of diluted earnings per common and common equivalent share for the nine months ended September 30, 2021 was 16. Such awards were anti-dilutive for their respective periods.

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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. As of September 30, 2022, there were no borrowings outstanding under the 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.4 million left $199.6 million of credit available under the 2021 Credit Agreement. Obligations under the 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The foregoing description of the First Amendment to the 2021 Credit Agreement is not complete and is qualified in its entirety by reference to the full text of the First Amendment to the 2021 Credit Agreement, which is attached hereto as Exhibit 10.1 and is incorporated by reference herein.
Obligations under the 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of and for the period ended September 30, 2022.
NOTE 8 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on August 1, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of September 30, 2022, 1,214,253 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 1,893,769 shares of its stock in the nine months ended September 30, 2022 compared to 393,379 shares in the nine months ended September 30, 2021.
NOTE 9 - CONTINGENCIES
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Encore Wire Corporation is a leading manufacturer of a broad range of copper and aluminum electrical wire and cables, supplying power generation and distribution solutions to meet our customers’ needs today and in the future. The Company focuses on maintaining a low-cost of production while providing exceptional customer service and quickly shipping complete orders coast-to-coast. Our products are proudly made in America at our vertically-integrated, single-site, Texas campus.
As discussed in Note 1, in the notes to the financial statements, the duration or re-emergence of an outbreak of COVID-19, or any of its ongoing variants, and their long-term impact on our business remain uncertain. Developments surrounding COVID-19, and any of the ongoing variants, continue to change, and we have limited visibility into the extent to which market demand for our products, as well as sector manufacturing and distribution capacity, will be impacted.
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
COMEX COPPER CLOSING PRICE 2022

	July 2022	August 2022	September 2022	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
High	$3.62	$3.71	$3.63	$3.71	$4.93
Low	3.21	3.47	3.31	3.21	3.21
Average	3.40	3.62	3.48	3.50	4.12
COMEX COPPER CLOSING PRICE 2021

	July 2021	August 2021	September 2021	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
High	$4.59	$4.43	$4.45	$4.59	$4.78
Low	4.21	4.04	4.09	4.04	3.54
Average	4.35	4.29	4.27	4.30	4.20

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and nine months ended September 30, 2022 and 2021. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021
Net sales were $762.4 million in the third quarter of 2022 compared to $716.3 million in the third quarter of 2021. The 6.4% increase in net sales was due to a 12.9% increase in copper wire unit volume shipped. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Additionally, aluminum net sales increased from 9.1% of net sales to 17.4% of net sales due to an increase in both price and volume shipped.
Cost of goods sold was $462.9 million, or 60.7% of net sales, in the third quarter of 2022, compared to $445.6 million, or 62.2% of net sales, in the third quarter of 2021. Gross profit increased to $299.4 million, or 39.3% of net sales, in the third quarter of 2022 from $270.8 million, or 37.8% of net sales, in the third quarter of 2021.
Gross profit percentage for the third quarter of 2022 was 39.3% compared to 37.8% during the third quarter of 2021. The average selling price of wire per copper pound sold decreased 14.4% in the third quarter of 2022 versus the third quarter of 2021, while the average cost of copper per pound purchased decreased 14.1%. The gradual abatement of copper spreads in the quarter was more than offset by increased aluminum spreads and an overall increase in total volumes shipped resulting in the increased gross profit margin in the third quarter of 2022 compared to the third quarter of 2021.
Total raw materials cost as a percentage of sales decreased to 52.6% in the third quarter of 2022, from 55.2% in the third quarter of 2021. Overhead costs increased to 8.1% of net sales in the third quarter of 2022, from 7.0% of net sales in the third quarter of 2021. Overheads contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the third quarter of 2022 were $34.8 million, or 4.6% of net sales, compared to $29.9 million, or 4.2% of net sales, in the third quarter of 2021. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs increased to 2.0% of net sales in the third quarter of 2022 from 1.7% of net sales in the third quarter of 2021, driven by increased volumes shipped during the quarter and increased freight rates. General and administrative (“G&A”)

expenses for the third quarter of 2022 were $20.5 million, or 2.7% of net sales, compared to $14.0 million, or 1.9% of net sales, in the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net sales for the first nine months of 2022 were $2.324 billion compared to net sales of $1.905 billion for the first nine months of 2021. The 22.0% increase in net sales was primarily the result of a 12.5% increase in copper wire sales, driven by an 4.3% increase in the average selling price of copper wire and a 7.9% increase in copper wire unit volume shipped. Fluctuations in sales prices are primarily a result of raw material input costs and availability, order specifications and overall product demand in the market. Additionally, aluminum net sales increased from 7.5% of net sales to 14.7% of net sales due to an increase in both price and volume shipped.
Cost of goods sold was $1.460 billion, or 62.8% of net sales, in the first nine months of 2022, compared to $1.272 billion, or 66.8% of net sales, in the first nine months of 2021. Gross profit increased to $864.0 million, or 37.2% of net sales, in the first nine months of 2022 versus $632.6 million, or 33.2% of net sales, in the first nine months of 2021.
Gross profit percentage for the nine months ended September 30, 2022 was 37.2% compared to 33.2% for the nine months ended September 30, 2021. The average selling price of wire per copper pound sold increased 4.3% in the nine months ended September 30, 2022 versus the nine months ended September 30, 2021, while the average cost of copper per pound purchased increased 1.5% for the same period comparison. The increase in copper spreads on a year-to-date basis, along with increased aluminum spreads over the same period, coupled with an overall increase in total volumes shipped, drove the gross profit margin higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Due primarily to decreases in copper costs, and offset somewhat by price and volume movements of other materials in the first nine months of 2022, LIFO adjustments were recorded, decreasing cost of sales by $23.0 million. During the same period in 2021, LIFO adjustments were recorded, increasing cost of sales by $46.6 million. Based on current copper prices, there is no LCM adjustment necessary.
Selling expenses for the first nine months of 2022 increased to $101.7 million, or 4.4% of net sales, compared to $79.4 million, or 4.2% of net sales, in the first nine months of 2021. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars, and therefore, exhibited little change in percentage terms, increasing $11.8 million in concert with the increased sales dollars. Freight costs for the first nine months of 2022 were 1.9% of net sales, compared to 1.8% of net sales for the first nine months of 2021, driven by increased volumes shipped during 2022. General and administrative expenses were $40.2 million, or 1.7% of net sales, in the first nine months of 2022 compared to $35.3 million, or 1.9% of net sales, in the first nine months of 2021.
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

Cash provided by operating activities was $466.3 million in the first nine months of 2022 compared to cash provided of $230.9 million in the first nine months of 2021. The following changes in components of cash flow from operations were notable. The Company had net income of $563.8 million in the first nine months of 2022 compared to net income of $399.8 million in the first nine months of 2021. Accounts receivable increased $70.5 million in the first nine months of 2022 compared to increasing $261.9 million in the first nine months of 2021. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory net increased $35.4 million in the first nine months of 2022 compared to decreasing $1.6 million in the first nine months of 2021. Trade accounts payable and accrued liabilities negatively impacted cash by $9.8 million in the first nine months of 2022 versus favorably impacting cash by $50.7 million in the first nine months of 2021. In the first nine months of 2022, changes in current and deferred taxes favorably impacted cash by $8.1 million versus $16.5 million of favorable impact in the first nine months of 2021. These changes in cash flow were the primary drivers of the $235.4 million increase in positive cash flow provided by operations in the first nine months of 2022 compared to the first nine months of 2021.
Cash used in investing activities increased to $105.5 million in the first nine months of 2022 from $85.1 million in the first nine months of 2021 due to higher capital expenditures on plant and equipment.
Cash used in financing activities in the first nine months of 2022 consisted of $225.2 million paid to purchase our own stock, $1.2 million of cash dividends paid, and $0.2 million of proceeds from exercised stock options. These activities in cash flow used $226.2 million cash in financing activities for the first nine months of 2022 compared to $34.1 million used in the first nine months of 2021. For the quarter and nine months ended September 30, 2022 and 2021, the Company did not access its revolving line of credit.
The Company’s cash balance was $573.6 million at September 30, 2022 compared to $294.9 million at September 30, 2021.
During the remainder of 2022, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The repurposing of our vacated distribution center to expand manufacturing capacity and extend our market reach was substantially completed in the second quarter of 2022. The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost, sustainable manufacturer in the sector and increasing manufacturing capacity to drive growth. Capital spending in 2022 through 2024 will expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency, and improve our position as a sustainable and environmentally responsible company in our industry. Total capital expenditures were $118 million in 2021. We expect total capital expenditures to range from $140 - $150 million in 2022, $150 - $170 million in 2023, and $80 - $100 million in 2024. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
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
As of September 30, 2022, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 8 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended September 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2022	—	$—	—	891,978
August 2022	—	—	—	2,000,000
September 2022	785,747	118.86	785,747	1,214,253
	785,747	$118.86	785,747
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on August 1, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of September 30, 2022, 1,214,253 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 1,893,769 shares of its stock in the nine months ended September 30, 2022 compared to 393,379 shares in the nine months ended September 30, 2021.

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
10.1
First Amendment to Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lender parties thereto, dated as of October 20, 2022.

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 27, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 27, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated October 27, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Vice President – Finance, Treasurer, Secretary and Chief Financial Officer of the Company, dated October 27, 2022 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: October 27, 2022	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: October 27, 2022	/s/ BRET J. ECKERT
Bret J. Eckert Vice President-Finance, Treasurer, Secretary and Chief Financial Officer