Form 10-K
period 2022-12-31
ENCORE WIRE CORP
filed 2023-02-16
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of these error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,391,693,315 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 15, 2023: 18,270,386
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)Proxy statement for the 2023 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
The Company manufactures a broad range of electrical wire and cables, used to distribute power from the transmission grid to the wall outlet or switch. Encore’s diversified product portfolio and low-cost of production positions it exceptionally well to play a key role in the transition to a more sustainable and reliable energy infrastructure. Our products are proudly made in America at our vertically-integrated, single-site, Texas campus.
The Company sells its products through manufacturers’ representatives to wholesale electrical distributors servicing the residential, commercial, industrial and renewable energy sectors.
Strategy
Encore Wire’s strategy is to combine its industry-leading delivery model, with world-class operations, to expand market share and profitability with loyal electrical distributor customers in a high-performance industry. Encore’s legendary customer service, expansive single-campus model, low-cost production, centralized distribution, product innovation, and deep company culture have promoted Encore’s growth and will contribute to its future success.
Customer Service: Customer loyalty has been a key driver of Encore’s success, which it has earned through an intense focus on customer needs, building and maintaining strong relationships, exceeding performance and delivery expectations with an industry-leading order fill rate, and rapidly handling customer orders, shipments, and inquiries. Encore maintains broad and deep product inventories based on our customers’ needs, and believes that the speed and completeness with which it fills orders are critical to marketing its products.
Single-Campus Model: Encore’s single-site campus is a key competitive advantage. It enables a cohesive culture of loyalty and performance, low-cost manufacturing, distribution and administration efficiencies, speed to manufacture and deliver product, exceptional quality and safety programs, manufacturing flexibility and agility, acute cost control, optimized raw material planning and usage, and a resilience to supply chain issues experienced by others in our industry.
Product Innovation: Encore has been a leader in bringing new ideas and innovative products to a “commodity” product line.
Encore pioneered the widespread use of Colored Insulation on feeder sizes of commercial wire, as well as colors on residential (non-metallic) cable. Encore’s colors have become the industry standard and have improved job-site safety, provided handling efficiencies for electrical distributors, and reduced installation times for electrical contractors. Use of colors also enable building inspectors to immediately identify installed wire.
Encore Wire’s patented SmartColor ID® system for metal-clad and armor-clad cables allows for quick and accurate identification of gauge, number of conductors, wire and jacket type.
Our spool-free PullPro® is a lightweight, portable, durable case weighing less than thirty pounds that requires no additional tools for a tangle-free wire pull. With no spools to crack or discard, it improves job-site scrap rates and reduces trash and waste.
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
Efficient Plant Design: Encore’s automated wire manufacturing equipment is integrated in an efficient design that reduces material handling, labor and in-process inventory.

Incentivized Work Force: The Company has a long term incentive plan that enhances the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program creating a world-class culture by engaging employees, identifying and eliminating risk, and training employees to be successful. The Company provides a 401(k) retirement savings plan to all employees, and a monthly operations incentive plan for hourly employees.
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
Manufacturing
The efficiency of Encore’s automated manufacturing facility is a key element of its low-cost production capability. Encore’s wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process. The manufacturing process for the Company’s various products involves multiple steps, including: casting, drawing, stranding, compounding, insulating, cabling, jacketing and armoring.
Encore manufactures and tests all of its products in accordance with the Underwriters Laboratories (UL) standards, a nationally recognized testing and standards agency. Additionally, UL representatives routinely visit and test products from each area of manufacturing.
Customers
Encore sells its wire to wholesale electrical distributors throughout the United States. Most distributors supply products to electrical contractors. Encore’s customers are numerous and diversified. Encore has two customers, each of whom slightly exceeds 10% of the Company's total sales. Encore has no customer, the loss of which would have a material adverse effect on the Company.
Encore believes that the speed and completeness with which it fills customers’ orders is crucial to its ability to expand the market share for its products. The Company also believes that, for a variety of reasons, many customers strive to maintain lean inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers’ prompt delivery requirements.
Marketing and Distribution
Encore markets its products throughout the United States through independent manufacturers’ representatives.
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
The Company invoices its customers directly for products purchased and pays the manufacturer's representative a commission based on pre-established rates. The Company determines customer credit limits. The Company recorded no reserve for credit losses in 2022, but reserved $1.5 million and $0.7 million for credit losses in 2021 and 2020 respectively. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products, and all sales are subject to Company approval.
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
As of December 31, 2022, Encore had 1,672 employees, 1,406 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Compensation and Benefits
The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, a 401(K) retirement savings plan, opportunities for annual bonuses and, for eligible employees, long-term incentives and a deferred compensation plan. The Company believes that long term incentives like stock-based compensation are a critical part of its compensation program and allows the Company to attract and retain talented employees.
Health and Safety
Employee health and safety is a top priority for the Company. The Company is committed to providing a safe and healthy work environment and to conducting its business in a safe and environmentally protective manner. All employees and officers are expected to perform their duties consistent with site specific safety and environmental rules and regulations and site application of Company best practices. The Company understands how the health of its employees impacts not only their work, but their family life, too. The Company offers an Occumed On-Site Clinic with a nurse practitioner for employees and their immediate families. For many, the Occumed On-Site Clinic provides basic health screenings and treatment equal to those at a general practice facility which otherwise might not be possible. The Company also offers a wide range of health and wellness services to assist its employees and their families with making good lifestyle choices.
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
Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 78.6% of the dollar value of all raw materials used by the Company during 2022. Copper requirements for manufacturing our wire are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2022, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay and plasticizer. During the last year, the Company’s plastic compounding facility produced the vast majority of the Company’s PVC requirements.

Competition
The electrical wire and cable industry is highly competitive. The Company competes with several companies who manufacture and sell wire and cable products beyond the building wire segment in which the Company competes. The Company’s primary competitors include Southwire Company, LLC, Cerrowire (a Marmon/Berkshire Hathaway company), General Cable (a company of the Prysmian Group) and AFC Cable Systems, Inc. (a part of Atkore International).
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
Intellectual Property Matters
From time to time, the Company files patent applications with the United States Patent and Trademark Office. The Company currently owns several patents and pending patent applications. The Company also owns several registered trademarks and pending trademark applications with the U.S. Patent and Trademark Office. The current registrations for the marks will expire on various dates from 2023 to 2031, but each registration can be renewed indefinitely as long as the respective mark continues to be used in commerce and the requisite proof of continued use or renewal application, as applicable, is filed. These trademarks provide source identification for the goods manufactured and sold by the Company and allow the Company to achieve brand recognition within the industry.
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
Information about our Executive Officers
Information regarding Encore’s executive officers including their respective ages as of February 16, 2023, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	59	Chairman of the Board of Directors, President and Chief Executive Officer

Bret J. Eckert	56	Executive Vice President and Chief Financial Officer
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

Mr. Eckert has held the office of Executive Vice President since December 2022. He served as Vice President-Finance, Treasurer, Secretary and Chief Financial Officer of Encore since January 2020. He joined the Company in August 2019 as Vice President-Finance. Prior to joining the Company, Bret served as Executive Managing Director for the Houston office of Riveron Consulting LLC, a business advisory firm, from June 2018 to August 2019. Previously he was Senior Vice President and Chief Financial Officer of Atmos Energy Corporation in Dallas for approximately five years. He spent the first twenty-two years of his career with Ernst & Young LLP where he was a partner for ten years.
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
Shortages or interruptions (including due to labor or political disputes) in the supply of our raw materials could disrupt our operations, and our business and financial condition could be materially adversely affected by such disruptions. Limitations inherent within our supply chain of certain raw materials, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs, and future increases in the costs of these items, including, for example, the adoption of new tariffs by the United States and other countries, and a resurgence of the COVID-19 pandemic could adversely affect our profitability and availability of raw materials. There can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers.
Additionally, in the last three quarters of 2021 and throughout 2022, supply chain constraints, driven in part by the COVID-19 pandemic, positively impacted the prices at which we sold our products, resulting in our increased profitability. There can be no assurance that product prices or our profitability will remain at current levels. We anticipate the supply chain constraints abating in the future, but we are unable to predict the timing, impact, or whether such abatement will be gradual or abrupt.
Product Pricing and Volatility of Copper Market
Price competition for copper electrical wire and cable is significant, and the Company sells its products in accordance with prevailing market prices. Wire and cable prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Copper, a commodity product, is the principal raw material used in the Company’s manufacturing operations. The price of copper fluctuates depending on general economic conditions and in relation to supply and demand and other factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies, and it causes monthly variations in the cost of copper purchased by the Company. The SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased copper price volatility. While the Company has experienced increased profitability in recent quarters, the Company cannot predict future copper prices or the effect of fluctuations in the costs of copper on the Company’s future operating results and, as a result, cannot predict how long the Company's increased profitability will continue and whether such positive financial trends will be sustained. Consequently, fluctuations in copper prices caused by market forces can significantly affect the Company’s financial results.
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Data on remodeling is not readily available. However, remodeling activity historically trends up when new construction slows down. Construction activity is affected by the ability of our end users to finance projects, which may be severely reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the ongoing COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects.
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
Risks Related to Our Operations
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations, including recent periods of increased profitability, have been and will be impacted by the volume of such orders and shipments, and the Company cannot predict if periods of increased profitability will continue in the future. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, freight and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Additionally, our results of operations could be impacted by macro-economic and geopolitical conditions as well as other outside factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies and other factors.
Reliance on Senior Management
Encore’s future operating results depend, in part, upon the continued service of its senior management, including, Mr. Daniel L. Jones, Chairman, President and Chief Executive Officer, and Mr. Bret J. Eckert, the Company’s Executive Vice President and Chief Financial Officer (neither of whom is bound by an employment agreement). The Company’s future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
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
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 35% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. The Company does not expect the IRA to have a material adverse impact to its financial statements.
It cannot be predicted whether or when tax laws, rules, regulations or ordinances may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.
General Risk Factors
Outbreak of Contagious Disease
Our business and the businesses of our suppliers, distributors and customers could be adversely affected by the effects of a widespread outbreak of contagious diseases, including COVID-19, or any ongoing variants. Any outbreak of contagious diseases, and other adverse public health developments, could cause a disruption in our supply chain, distribution and demand for our products. The duration of any such disruption and the related financial impact from COVID-19, or any ongoing variants, and other epidemics and pandemics cannot be reasonably estimated at this time. Although the effects of the COVID-19 pandemic during 2022 were not as significant as prior years, new variants continued to cause waves of COVID-19 cases around the world. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Encore maintains its corporate office and manufacturing plants in McKinney, Texas, approximately 32 miles north of downtown Dallas. The Company’s facilities are located on a combined site of approximately 460 acres and consist of buildings containing over 3.0 million square feet of floor space. The corporate office, plants and equipment are owned by the Company and are not mortgaged to secure any of the Company’s existing indebtedness. Encore believes that its plants and equipment are suited to its present needs, comply with applicable federal, state and local laws and regulations, and are properly maintained and adequately insured.
Item 3. Legal Proceedings.
For information on the Company’s legal proceedings see Note 10 to the Company’s financial statements included in Item 8 to this report and incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 15, 2023, there were 29 holders of record of the Company’s common stock.
Aside from periodic cash dividends, which the Company currently expects to continue to make consistent with its historical practice, management and the Board currently intend to retain the majority of future earnings for the operation and expansion of the Company’s business.
Issuer Purchases of Equity Securities
Note 9 to the Company’s financial statements included in Item 8 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 – October 31, 2022	—	$—	—	1,214,253
November 1, 2022 – November 30, 2022	—	—	—	1,214,253
December 1, 2022 – December 31, 2022	161,701	138.38	161,701	1,052,552
	161,701	$138.53	161,701
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on August 1, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2022, 1,052,552 shares remained authorized for repurchase through March 31, 2023. Under this program, the Company repurchased 2,055,470 shares of its stock in 2022, 475,557 shares in 2021 and 441,250 shares in 2020.
Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, the Company’s self-determined peer group for the year ended December 31, 2021 (the “Prior Peer Group”), and the Company’s self-determined peer group for the year ended December 31, 2022 (the “Peer Group”) for the five years ended December 31, 2022.
The Prior Peer Group consisted of Belden Inc., Apogee Enterprises, Inc., Quanex Building Products Corporation, Atkore International Group, Inc., and Masonite International Corporation. For the year ended December 31, 2022, the Company replaced Quanex Building Products Corporation and Masonite International Corporation, changing its Peer Group to include Patrick Industries, Inc., Gibraltar Industries, Inc., Nexans S.A., and Prysmian S.P.A. The Company believes that the updated Peer Group better reflects a broader group of peers with a more comparable median market capitalization who either sell building products or electrical components to the Company’s end-use customers or directly compete with the Company in certain product categories.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

300
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
Encore Wire Corporation
Russell 2000 Index
Peer Group
Prior Peer Group

	As of December 31,
Total Return For:	2017	2018	2019	2020	2021	2022
Encore Wire Corporation	$100.00	$103.31	$118.35	$125.14	$295.88	$284.58
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	61.70	88.27	112.78	148.95	143.67
Prior Peer Group	100.00	63.84	94.55	98.08	166.07	158.45
Notes
(1)Data presented in the performance graph is complete through December 31, 2022.
(2)The Peer Group is self-determined and consists of the following companies: Belden Inc., Patrick Industries, Inc., Apogee Enterprises, Inc., Gibraltar Industries, Inc., Atkore Inc., Nexans S.A., and Prysmian S.P.A.
(3)The Prior Peer Group is self-determined and consists of the following companies: Belden Inc., Apogee Enterprises, Inc., Quanex Building Products Corporation, Atkore International Group, Inc., and Masonite International Corporation. The performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, consisted of this peer group.
(4)Each peer group index uses only the peer group’s performance and excludes the performance of the Company. Each peer group index uses beginning of period market capitalization weighting.
(5)Each data line represents annual index levels derived from compounded daily returns that include all dividends.
(6)The index level for all data lines was set to $100.00 on December 31, 2017.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following management’s discussion and analysis is intended to provide a better understanding of key factors, drivers and risks regarding the Company and the building wire industry. The duration and severity of the COVID-19, and any ongoing variants, pandemic outbreak and their long-term impact on our business are uncertain at this time. Although the effects of the COVID-19 pandemic during 2022 were not as significant as prior years, developments surrounding the COVID-19 global pandemic are continuing to change daily, and we have limited visibility into the extent to which market demand for our products as well as sector manufacturing and distribution capacity will be impacted.
Executive Overview
Encore Wire sells a commodity product in a highly competitive market. Management believes that the historical strength of the Company’s growth and earnings is in large part attributable to the following main factors:
•industry-leading order fill rates and responsive customer service;
•single-site, vertically integrated business model;
•deep supplier relationships for key raw materials;
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
Investment in residential, commercial, industrial and renewable energy infrastructure drives demand for the Company’s wire and cable solutions. In 2022, pounds shipped increased 7.9% in copper wire versus 2021. In 2021, pounds shipped increased 10.8% in copper wire versus 2020. In 2020, pounds shipped decreased 5.4% in copper wire versus 2019.
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

COMEX COPPER CLOSING PRICE 2022

	October 2022	November 2022	December 2022	Quarter Ended Dec. 31, 2022	Year-to-Date Dec. 31, 2022
High	$3.63	$3.95	$3.88	$3.95	$4.93
Low	3.36	3.46	3.75	3.36	3.21
Average	3.47	3.68	3.82	3.66	4.00
COMEX COPPER CLOSING PRICE 2021

	October 2021	November 2021	December 2021	Quarter Ended Dec. 31, 2021	Year-to-Date Dec. 31, 2021
High	$4.76	$4.46	$4.47	$4.76	$4.78
Low	4.16	4.27	4.18	4.16	3.54
Average	4.45	4.37	4.33	4.38	4.25
COMEX COPPER CLOSING PRICE 2020

	October 2020	November 2020	December 2020	Quarter Ended Dec. 31, 2020	Year-to-Date Dec. 31, 2020
High	$3.19	$3.42	$3.63	$3.63	$3.63
Low	2.86	3.07	3.47	2.86	2.12
Average	3.06	3.20	3.53	3.27	2.80
COMEX COPPER CLOSING PRICE 2022 by Quarter

	Quarter Ended March 31, 2022	Quarter Ended June 30, 2022	Quarter Ended Sept. 30, 2022	Quarter Ended Dec. 31, 2022	Year-to-Date Dec. 31, 2022
High	$4.93	$4.80	$3.71	$3.95	$4.93
Low	4.30	3.71	3.21	3.36	3.21
Average	4.55	4.33	3.50	3.66	4.00
COMEX COPPER CLOSING PRICE 2021 by Quarter

	Quarter Ended March 31, 2021	Quarter Ended June 30, 2021	Quarter Ended Sept. 30, 2021	Quarter Ended Dec. 31, 2021	Year-to-Date Dec. 31, 2021
High	$4.30	$4.78	$4.59	$4.76	$4.78
Low	3.54	4.00	4.04	4.16	3.54
Average	3.87	4.42	4.30	4.38	4.25
Results of Operations

The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	44.0%	46.7%	57.3%
Other raw materials	12.0%	10.5%	13.5%
Depreciation	0.8%	0.8%	1.4%
Labor and overhead	6.9%	6.6%	10.8%
LIFO adjustment	(0.6)%	1.9%	1.8%
Total cost of goods sold	63.1%	66.5%	84.8%

Gross profit	36.9%	33.5%	15.2%
Selling, general and administrative expenses	6.5%	6.5%	7.6%
Operating income	30.4%	27.0%	7.6%
Net interest and other income	0.3%	—%	0.1%

Income before income taxes	30.7%	27.0%	7.7%
Provision for income taxes	6.9%	6.1%	1.8%

Net income	23.8%	20.9%	5.9%
The following discussions and analyses relate to factors that have affected the operating results of the Company for the years ended December 31, 2022, 2021 and 2020. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Additional information about results for year end 2020 and certain year-on-year comparisons between 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Net sales for the twelve months ended December 31, 2022 were $3.018 billion compared to $2.593 billion during the same period in 2021 and $1.277 billion during the same period in 2020. The 16.4% increase in net sales dollars in 2022 versus 2021 was primarily the result of a 7.4% increase in copper wire sales, driven by a 7.9% increase in copper wire pounds shipped, partially offset by a 0.5% decrease in the average selling price of copper wire due to moderate decreases in copper commodity prices in the trailing six months of 2022. In the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020, the 103.0% increase in net sales dollars was primarily the result of a 104.7% increase in copper wire sales. Sales dollars were driven higher by an 84.7% increase in average selling price of copper wire, coupled with a 10.8% increase in copper wire pounds shipped. Average selling prices for wire sold were driven higher by rising copper commodity prices. Additionally, aluminum net sales increased from 8.3% of net sales to 15.4% of net sales due to an increase in both price and volume shipped.
Cost of goods sold was $1.905 billion, or 63.1% of net sales, in 2022 versus $1.725 billion, or 66.5% of net sales, in 2021 and $1.082 billion, or 84.8% of net sales in 2020. Gross profit increased to $1.112 billion, or 36.9% of net sales in 2022, compared to $867.7 million, or 33.5% of net sales, in 2021 and $194.5 million, or 15.2% of net sales in 2020.
Gross profit percentage for the twelve months ended December 31, 2022 was 36.9% compared to 33.5% during the same period in 2021 and 15.2% during the same period in 2020. The average selling price of wire per copper pound sold decreased 0.5% in the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021, while the average cost of copper per pound purchased decreased 2.7%. The overall increase in total volumes shipped, along with an increase in aluminum spreads during 2022, resulted in the increased gross profit margin for the full year of 2022 when compared to 2021. The increase in copper spreads in 2022 over 2021, along with increased aluminum spreads over the same period, coupled with an overall increase in total volumes shipped, drove the gross profit margin higher in 2022 compared to 2021. The average selling price of wire per copper pound sold increased 84.7% in the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020, while the average cost of copper per pound purchased increased 49.5%.

Net income for the twelve months ended December 31, 2022 was $717.8 million versus $541.4 million in the same period in 2021 and $76.1 million in the same period in 2020. Fully diluted net earnings per common share were $36.91 in the twelve months ended December 31, 2022 versus $26.22 in the same period in 2021 and $3.68 in the same period in 2020.
Inventories consist of the following at December 31 (in thousands):

	2022	2021	2020
Raw materials	$69,567	$54,012	$40,842
Work-in-process	42,611	40,422	30,311
Finished goods	138,943	123,401	88,544
Total	251,121	217,835	159,697
Adjust to LIFO cost	(97,934)	(117,019)	(67,375)
Inventory	$153,187	$100,816	$92,322
The quantity of total copper inventory on hand increased in 2022, compared to 2021. The other materials category, which includes a large number of raw materials, had quantity and price changes that included increases and decreases in various other materials. This resulted in a last-in, first-out (LIFO) method adjustment decreasing cost of sales by $19.1 million in 2022. We utilize the LIFO method because it results in a better matching of costs and revenues.
The quantity of total copper inventory on hand increased somewhat in 2021, compared to 2020. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. This resulted in a LIFO method adjustment increasing cost of sales by $49.6 million in 2021.
Based on the current copper and other raw material prices, there is no lower of cost or market (LCM) adjustment necessary in the periods presented above.
Gross profit was $1.112 billion, or 36.9% of net sales, in 2022 compared to $867.7 million, or 33.5% of net sales, in 2021 and $194.5 million, or 15.2% of net sales, in 2020. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $133.7 million in 2022, $109.5 million in 2021 and $66.8 million in 2020. Freight costs increased as a result of increased sales volumes and an increase in overall freight rates. Commission costs increased commensurate with the sales dollar increase. As a percentage of net sales, selling expenses were 4.4% in 2022, 4.2% in 2021, and 5.2% in 2020. General and administrative expenses were $63.7 million in 2022, $57.6 million in 2021 and $29.5 million in 2020. As a percentage of net sales, general and administrative expenses were 2.1% in 2022 versus 2.2% in 2021 and 2.3% in 2020. Accounts receivable write-offs were zero in 2022 and 2021 and $0.3 million in 2020. The Company did not increase the reserve for credit losses in 2022, but did increase the reserve by $1.5 million and $0.7 million in 2021 and 2020, respectively.
Net interest and other income was $9.8 million in 2022, $0.2 million in 2021 and $1.3 million in 2020. Both the increase in 2022 and the decrease in 2021 reflect the economic impact of the pandemic and its effect on interest rates during the years and the resulting interest earned.
Our effective tax rate was 22.4% in 2022, 22.6% in 2021 and 23.0% in 2020. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to state taxes and non-deductible expenses.
As a result of the foregoing factors, the Company’s net income was $717.8 million in 2022, $541.4 million in 2021 and $76.1 million in 2020.

Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$688,883	$418,418	$57,462
Net cash used in investing activities	(148,350)	(118,155)	(85,991)
Net cash used in financing activities	(248,966)	(44,396)	(19,313)
Net increase in cash and cash equivalents	$291,567	$255,867	$(47,842)
Annual dividends paid	$(1,548)	$(1,633)	$(1,650)
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
At December 31, 2022 and 2021, the Company had no debt outstanding.
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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2022, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.3 million left $199.7 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2022.
The Company paid interest totaling $0.4 million, $0.4 million and $0.2 million in 2022, 2021 and 2020, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on August 1, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2022, 1,052,552 shares remained authorized for repurchase through March 31, 2023. The Company repurchased 2,055,470 shares of its stock in 2022, 475,557 shares in 2021, and 441,250 shares in 2020.

Subsequently, in February 2023, the Board of Directors extended the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2024.
Net cash provided by operations increased $270.5 million to $688.9 million in 2022 compared to $418.4 million in 2021 and $57.5 million in 2020. The increase in cash provided by operations of $270.5 million in 2022 versus 2021 was due to several factors. Net income increased to $717.8 million in 2022 from $541.4 million in 2021. Accounts receivable increased $7.6 million in 2022 compared to increasing $216.8 million in 2021, resulting in a positive impact to cash flow of $209.2 million. Inventory, net increased $52.4 million in 2022 compared to increasing $8.5 million in 2021, producing a negative impact to cash flow of $43.9 million. Trade accounts payable and accrued liabilities negatively impacted cash by $12.0 million in 2022 versus favorably impacting cash by $66.9 million in 2021, a negative swing of $78.9 million. These changes in cash flow were the primary drivers of the $270.5 million increase in net cash flow provided by operations in 2022 versus 2021.
Net cash provided by operations increased $360.9 million to $418.4 million in 2021 compared to $57.5 million in 2020. The increase in cash provided by operations of $360.9 million in 2021 versus 2020 was due to several factors. Net income increased to $541.4 million in 2021 from $76.1 million in 2020. Accounts receivable increased $216.8 million in 2021 compared to increasing $53.4 million in 2020, resulting in a negative impact to cash flow of $163.4 million. Accounts receivable was impacted by the $307.0 million increase in net sales in the fourth quarter of 2021 versus the fourth quarter of 2020, due to a 70.5% increase in the average selling price per pound of copper wire sold, and a 3.9% increase in copper volume shipped. Inventory, net increased $8.5 million in 2021 compared to increasing $2.6 million in 2020, producing a negative impact to cash flow of $5.9 million. Trade accounts payable and accrued liabilities favorably impacted cash by $66.9 million in 2021 versus favorably impacting cash by $7.6 million in 2020, a positive swing of $59.3 million. These changes in cash flow were the primary drivers of the $360.9 million increase in net cash flow provided by operations in 2021 versus 2020.
Net cash used in investing activities was $148.4 million in 2022 versus $118.2 million in 2021 and $86.0 million in 2020. In 2022, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company. The repurposing of our vacated distribution center into Plant 7 to expand manufacturing capacity and extend our market reach was substantially completed in the second half of 2022. In 2021 and 2020, capital expenditures were used primarily for the construction of our new service center, the acceleration of spending for our repurposed distribution center, and the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $249.0 million in 2022 consisted primarily of $247.6 million used to purchase Company stock and dividend payments of $1.5 million, partially offset by $0.2 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $44.4 million in 2021 consisted primarily of $43.3 million used to purchase Company stock and dividend payments of $1.6 million, partially offset by $1.1 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $19.3 million in 2020 consisted primarily of $20.7 million used to purchase Company stock and dividend payments of $1.7 million, partially offset by $3.0 million proceeds from issuance of Company stock related to employees exercising stock options.
The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost manufacturer in the sector and increasing manufacturing capacity to drive growth. In 2022 we began construction on a new, state of the art, cross-link polyethylene (XLPE) compounding facility to deepen vertical integration related to wire and cable insulation. XLPE insulation today is used in many applications including Data Centers, Oil and Gas, Transit, Waste-Water Treatment facilities, Utilities and Wind and Solar applications. We anticipate the new facility will be substantially completed by the end of the third quarter of 2023. Capital spending in 2023 through 2025 will further expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency and improve our position as a sustainable and environmentally responsible company. Total capital expenditures were $148.4 million in 2022. We expect total capital expenditures to range from $160 - $180 million in 2023, $150 - $170 million in 2024, and $80 - $100 million in 2025. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
As of December 31, 2022, the Company had contractual obligations of $273.1 million, consisting of open purchase orders for major raw material purchases and $109.2 million of purchase orders for capital expenditures.
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
Inventories are stated at the lower of cost, using the LIFO method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the LCM test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other raw materials and finished wire prices as of the end of each reporting period. The Company performs an LCM calculation quarterly. As of December 31, 2022, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards were adopted in 2022.
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
Interest Rate Risk
Interest rate risk is attributable to the Company’s long term debt. As of December 31, 2022, the Company was a party to the Amended 2021 Credit Agreement. Amounts outstanding under the 2021 Credit Agreement are payable on February 9, 2026, with interest payments due quarterly. At December 31, 2022, there were no amounts outstanding under the Amended 2021 Credit Agreement. There is an inherent rollover risk for borrowings under the Amended 2021 Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2022 and 2021, the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

Valuation of inventories
Description of the Matter
At December 31, 2022, the Company’s inventory balance was $153.2 million. As discussed in Notes 1 and 2 to the financial statements, inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at each month end.

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
Dallas, Texas
February 16, 2023

Encore Wire Corporation
Balance Sheets
As of December 31, 2022 and 2021
(In thousands, except share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$730,557	$438,990
Accounts receivable, net of allowance of $3,800 and $3,800	498,762	491,126
Inventories, net	153,187	100,816
Income taxes receivable	15,143	951
Prepaid expenses and other	3,992	3,167
Total current assets	1,401,641	1,035,050
Property, plant and equipment, net	616,601	494,916
Other assets	490	570
Total assets	$2,018,732	$1,530,536

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$62,780	$75,353
Accrued liabilities	81,381	78,747
Total current liabilities	144,161	154,100
Deferred income taxes and other	55,905	37,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,139,611 and 27,083,100	271	271
Additional paid-in capital	83,622	72,753
Treasury stock, at cost – 8,999,732 and 6,944,262 shares	(402,639)	(155,014)
Retained earnings	2,137,412	1,421,079
Total stockholders’ equity	1,818,666	1,339,089
Total liabilities and stockholders’ equity	$2,018,732	$1,530,536
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands, except per share data)

	2022	2021	2020
Net sales	$3,017,555	$2,592,721	$1,276,948
Cost of goods sold	1,905,134	1,724,975	1,082,413
Gross profit	1,112,421	867,746	194,535

Selling, general and administrative expenses	197,418	168,543	97,008
Operating income	915,003	699,203	97,527

Net interest and other income	9,847	194	1,269
Income before income taxes	924,850	699,397	98,796

Provision for income taxes	207,009	157,975	22,729
Net income	$717,841	$541,422	$76,067
Earnings per common and common equivalent share – basic	$37.47	$26.49	$3.69
Earnings per common and common equivalent share – diluted	$36.91	$26.22	$3.68
Weighted average common and common equivalent shares outstanding – basic	19,159	20,439	20,599
Weighted average common and common equivalent shares outstanding – diluted	19,446	20,649	20,653
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2020	26,939	$269	$63,009	(6,027)	$(91,056)	$806,874	$779,096
Net income	—	—	—	—	—	76,067	76,067
Exercise of stock options	69	1	2,998	—	—	—	2,999
Stock-based compensation	17	—	1,878	—	—	—	1,878
Dividend declared—$0.08 per share	—	—	—	—	—	(1,649)	(1,649)
Purchase of treasury stock	—	—	—	(441)	(20,662)	—	(20,662)
Balance at December 31, 2020	27,025	270	67,885	(6,468)	(111,718)	881,292	837,729
Net income	—	—	—	—	—	541,422	541,422
Exercise of stock options	35	1	1,083	—	—	—	1,084
Stock-based compensation	23	—	3,785	—	—	—	3,785
Dividend declared—$0.08 per share	—	—	—	—	—	(1,635)	(1,635)
Purchase of treasury stock	—	—	—	(476)	(43,296)	—	(43,296)
Balance at December 31, 2021	27,083	271	72,753	(6,944)	(155,014)	1,421,079	1,339,089
Net income	—	—	—	—	—	717,841	717,841
Exercise of stock options	4	—	207	—	—	—	207
Stock-based compensation	52	—	10,662	—	—	—	10,662
Dividend declared—$0.08 per share	—	—	—	—	—	(1,508)	(1,508)
Purchase of treasury stock	—	—	—	(2,056)	(247,625)	—	(247,625)
Balance at December 31, 2022	27,139	$271	$83,622	(9,000)	$(402,639)	$2,137,412	$1,818,666
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Operating Activities
Net income	$717,841	$541,422	$76,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,232	23,288	19,459
Deferred income taxes	19,539	2,264	6,429
Stock-based compensation attributable to equity awards	10,662	3,786	1,878
Other	1,796	5,831	470
Changes in operating assets and liabilities:
Accounts receivable	(7,636)	(216,808)	(53,383)
Inventories	(52,371)	(8,494)	(2,638)
Other assets	(980)	(62)	(746)
Trade accounts payable and accrued liabilities	(12,008)	66,886	7,580
Current income taxes receivable / payable	(14,192)	305	2,346
Net cash provided by operating activities	688,883	418,418	57,462

Investing Activities
Purchases of property, plant and equipment	(148,350)	(118,252)	(86,082)
Proceeds from sale of assets	—	97	91
Net cash used in investing activities	(148,350)	(118,155)	(85,991)

Financing Activities
Deferred financing fees	—	(550)	—
Purchase of treasury stock	(247,625)	(43,296)	(20,662)
Proceeds from issuance of common stock, net	207	1,083	2,999
Dividends paid	(1,548)	(1,633)	(1,650)
Net cash used in financing activities	(248,966)	(44,396)	(19,313)

Net increase (decrease) in cash and cash equivalents	291,567	255,867	(47,842)
Cash and cash equivalents at beginning of period	438,990	183,123	230,965
Cash and cash equivalents at end of period	$730,557	$438,990	$183,123
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2022
1. Significant Accounting Policies
Business
The Company conducts its business in one segment, the manufacture of electric building wire, manufacturing a broad range of electrical wire and cables used to distribute power from the transmission grid to the wall outlet or switch. Encore’s diversified product portfolio and low-cost of production position it exceptionally well to play a key role in the transition to a more sustainable and reliable energy infrastructure. Our products are proudly made in America at our vertically-integrated, single-site, Texas campus. The Company sells its products through manufacturers’ representatives to wholesale electrical distributors servicing the residential, commercial, industrial and renewable energy sectors.
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
Revenue Recognition
Our revenue is derived by fulfilling customer orders for the purchase of our products, which include electrical building wire and cable. We recognize revenue at the point in time that control of the ordered products is transferred to the customer, which is typically upon shipment to the customer from our manufacturing facilities and based on agreed upon shipping terms on the related purchase order. Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis through standard payment terms.
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
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $58.9 million, $47.2 million and $35.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Derivatives
The Company may purchase copper and aluminum at current market prices for delivery in future months. These purchases meet the definition of a derivative in Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). These transactions also qualify for the exclusion from derivative accounting as they meet the normal purchase and normal sale criterion in ASC 815.

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
At December 31, 2022 and 2021, the carrying value of cash and cash equivalents is based on Level 1 measurements.
Concentrations of Credit Risk and Accounts Receivable
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.
Accounts receivable represent amounts due from customers, primarily wholesale electrical distributors, related to the sale of the Company’s products. Such receivables are uncollateralized and are generally due from customers located throughout the United States. Encore has two customers, each of whom slightly exceeds 10% of the Company's total sales. The Company establishes an allowance for credit losses based upon the makeup of the current portfolio, past bad debt experience and current market conditions.

Allowance for Credit Losses (In Thousands)	2022	2021	2020
Beginning balance January 1	$3,800	$2,215	$1,801
Write-offs of bad debts	—	—	(286)
Collection of previous write-offs	—	122	—
Adjustment to allowance for credit losses	—	1,463	700
Ending balance at December 31	$3,800	$3,800	$2,215
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2022 and 2021, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards were adopted in 2022.
2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2022	2021
Raw materials	$69,567	$54,012
Work-in-process	42,611	40,422
Finished goods	138,943	123,401
Total	251,121	217,835
Adjust to LIFO cost	(97,934)	(117,019)
Inventory, net	$153,187	$100,816
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.

3. Property, Plant and Equipment, net
Property, plant and equipment consist of the following as of December 31:

In Thousands	2022	2021
Land and land improvements	$85,286	$72,897
Construction-in-progress	125,809	92,414
Buildings and improvements	232,758	217,985
Machinery and equipment	438,303	362,996
Furniture and fixtures	15,178	13,805
Property, plant and equipment, gross	897,334	760,097
Accumulated depreciation	(280,733)	(265,181)
Property, plant and equipment, net	$616,601	$494,916
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $26.1 million, $23.2 million and $19.4 million, respectively.
4. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2022	2021
Sales rebates payable	$40,909	$40,657
Stock Appreciation Rights (SAR) Liability	20,282	22,095
Property taxes payable	5,287	5,018
Accrued salaries	7,616	4,778
Other accrued liabilities	7,287	6,199
Total accrued liabilities	$81,381	$78,747
5. Debt
At December 31, 2022 and 2021, the Company had no debt outstanding.
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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2022, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.3 million left $199.7 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2022.
The Company paid interest totaling $0.4 million, $0.4 million and $0.2 million in 2022, 2021 and 2020, respectively, none of which was capitalized.

6. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several provisions for corporations including payroll tax credits, deferment of employer social security tax payments, expanded net operating loss carryback periods, accelerated alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's income tax provision in the year ended December 31, 2022 and 2021.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. The Company does not expect the IRA to have a material adverse impact to its financial statements.
The provision for income tax expense is summarized as follows for the years ended December 31:

In Thousands	2022	2021	2020
Current:
Federal	$175,090	$143,392	$14,277
State	12,379	12,319	2,024
Deferred:
Federal	19,797	2,132	6,285
State	(257)	132	143
Total income tax expense	$207,009	$157,975	$22,729
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2022	2021	2020
Amount computed using the statutory rate	$194,218	$146,873	$20,747
State income taxes, net of federal tax benefit	9,576	9,836	1,732
Other	3,215	1,266	250
Total income tax expense	$207,009	$157,975	$22,729
The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2022	2021
Depreciation	$(60,304)	$(42,966)
Inventory	(2,080)	423
Allowance for credit losses	843	856
Uniform capitalization rules	574	729
Stock-based compensation	4,791	5,032
Other	536	(175)
Net deferred income tax liability	$(55,640)	$(36,101)
The Company's inventory costing method for federal income tax purposes differs from the method allowed by GAAP. Both methods of inventory costing result in the same recovery of inventory. However, the timing of the recovery varies. As of December 31, 2022 the Company's tax inventory exceeds its book inventory, which created a deferred tax liability of $2.1 million.
The Company made income tax payments of $201.7 million in 2022, $155.5 million in 2021 and $14.1 million in 2020.
The Company’s federal income tax returns for the years subsequent to December 31, 2018 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2017. The Company has no reserves for uncertain tax positions as of December 31, 2022 and 2021. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.

7. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2022	2021	2020
Restricted Stock Units	$9,054	$1,889	$—
Stock grants	724	489	244
Stock options	289	435	561
Stock appreciation rights (“SARs”)	7,319	22,188	3,377
Restricted Stock Awards	1,005	1,005	1,101
Total stock-based compensation expense	$18,391	$26,006	$5,283
In 2020, the Board of Directors adopted a new incentive plan called the Encore Wire 2020 Long Term Incentive Plan (the “2020 LTIP”) which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders. The 2020 LTIP permits the granting of 1,000,000 securities in the form of options to purchase shares of common stock, stock appreciation rights, restricted common stock, restricted stock units, unrestricted common stock, dividend equivalents, cash awards, or performance awards to non-employee directors, officers and employees of the Company. As of December 31, 2022, 706,600 securities remained available for grant under the 2020 LTIP.
Restricted Stock Units:
Restricted units granted to employees vest ratably over a period of three years from the time the restricted units were granted. During the years ended December 31, 2022 and 2021, the Company granted 177,200 units and 98,600 units, respectively, of restricted stock to employees pursuant to the 2020 Long Term Incentive Plan, with weighted grant date fair values of $127.58 and $61.92 per unit, respectively. There were zero restricted units issued in 2020. As of December 31, 2022, there was $17.6 million of total unrecognized compensation cost related to unvested units. That cost is expected to be recognized over a weighted-average period of 2.0 years.
The following presents a summary of restricted stock activity for the year ended December 31, 2022:

		Weighted Average
	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2022	98,600	$61.92
Granted	177,200	127.58
Vested	(32,864)	61.92
Forfeited/Canceled	(1,500)	128.69
Unvested at December 31, 2022	241,436	$109.69
Stock Grants:
In May 2022, the Company granted 1,250 shares of stock to 4 non-employee directors with a grant date fair value of $123.45 per share. In September 2022, the Company granted 850 shares of stock to 1 non-employee director with a grant date fair value of $125.37 per share. In May 2021, the Company granted 1,250 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $78.29 per share. In May 2020, the Company granted 1,100 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $44.31 per share.
Stock Options:
No stock option awards were granted in 2022, 2021 or 2020. Options vest ratably over a period of five years from the time the options were granted. The maximum term of any option previously granted under the 2010 Stock Option Plan or granted in the future under the 2020 LTIP is ten years. New shares are issued upon the exercise of options.

The following presents a summary of stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	279,500	$43.18
Exercised	(4,000)	51.63
Forfeited/Canceled	—	—
Outstanding at December 31, 2022	275,500	$43.06	3.6 years	$26,036
Vested and exercisable at December 31, 2022	258,000	$42.51	3.5 years	$24,522
During the years ended December 31, 2022, 2021 and 2020, the total intrinsic value of options exercised was $0.2 million, $3.1 million and $0.4 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to non-vested stock options was negligible.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balances were $20.3 million and $22.1 million at December 31, 2022 and 2021, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2022, a total of 332,164 SARs were outstanding under the 2014 SARs Plan. No SARs were granted subsequent to 2020 as this plan was replaced with a long-term deferred compensation plan.
The following presents a summary of SARs activity for the year ended December 31, 2022:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	467,668	$53.55
Exercised	(113,904)	51.13
Forfeited/Canceled	(21,600)	56.66
Outstanding at December 31, 2022	332,164	$54.18	6.2 years	$27,696
Vested and exercisable at December 31, 2022	117,664	$52.07	5.8 years	$10,059
The fair value of SARs outstanding during the years ended December 31, 2022, 2021 and 2020, are revalued each quarter using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	4.46%	0.70%	0.18%
Expected dividend yield	0.06%	0.06%	0.13%
Expected volatility	44.03%	38.64%	35.51%
Expected lives	1.3 years	2.1 years	2.8 years
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

During the years ended December 31, 2022, 2021 and 2020, the weighted average fair value of SARs was $87.20, $90.04 and $17.94, respectively, and the total intrinsic value of SARs exercised was $9.1 million, $5.4 million and $1.1 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to non-vested SARs of $9.3 million was expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Awards:
Restricted shares granted to employees vest ratably over a period of five years from the time the restricted shares were granted. There were no restricted shares issued in 2022 and 2021. During the years ended December 31, 2020 and 2019, the Company granted 37,000 shares and 60,000 shares, respectively, of restricted stock to employees pursuant to the 2010 Stock Option Plan, with weighted grant date fair values of $58.90 and $54.49 per share, respectively. As of December 31, 2022, there was $1.4 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ending December 31, 2022 was $2.2 million.
The following presents a summary of restricted stock activity for the year ended December 31, 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2022	58,000	$56.88
Granted	—	—
Vested	(17,000)	56.61
Unvested at December 31, 2022	41,000	$57.00
8. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2022	2021	2020
Numerator:
Net income	$717,841	$541,422	$76,067

Denominator:
Denominator for basic earnings per share – weighted average shares	19,159	20,439	20,599

Effect of dilutive securities:
Employee stock awards	287	210	54

Denominator for diluted earnings per share – weighted average shares	19,446	20,649	20,653
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2022	2021	2020
Weighted average anti-dilutive stock options	—	—	136

Weighted average exercise price per share	$—	$—	$51.20

9. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on August 1, 2022, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2022, 1,052,552 shares remained authorized for repurchase through March 31, 2023. Under this program, the Company repurchased 2,055,470 shares of its stock in 2022, 475,557 shares in 2021 and 441,250 shares in 2020.
Subsequently, in February 2023, the Board of Directors extended the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2024.
10. Contingencies
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
11. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $3.7 million, $3.0 million and $2.5 million in 2022, 2021 and 2020, respectively.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended
2022	March 31	June 30	September 30	December 31
Net sales	$723,072	$838,235	$762,363	$693,885
Gross profit	243,747	320,772	299,447	248,455
Net income	161,531	210,538	191,773	153,998
Earnings per common share – basic	8.08	10.84	10.11	8.43
Earnings per common share – diluted	7.96	10.71	9.97	8.28

	Three Months Ended
2021	March 31	June 30	September 30	December 31
Net sales	$444,140	$744,408	$716,320	$687,853
Gross profit	84,504	277,342	270,766	235,134
Net income	41,189	183,053	175,538	141,642
Earnings per common share – basic	2.00	8.89	8.60	7.02
Earnings per common share – diluted	1.99	8.82	8.51	6.91

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2022. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
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
We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and, if applicable, “Delinquent Section 16(a) Reports” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2023 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2023, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2023 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	275,500	$43.06	(2)	706,600	(3)
(1) Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 41,000 shares of restricted stock that are issued and outstanding.
(2) Weighted average exercise price of outstanding options excludes time-based restricted stock units.
(3) Represents securities remaining available for issuance under our 2020 Long Term Incentive Plan as of December 31, 2022 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2023 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 2, 2023, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

4.1	Form of certificate for Common Stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A, filed with the SEC on June 4, 1992 and incorporated herein by reference).

4.2	Description of Registrant's Securities.

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

10.11
First Amendment to Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and the other lenders parties thereto, dated as of October 20, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2022 and incorporated herein by reference).

10.12*
Encore Wire Corporation 2014 Stock Appreciation Rights Plan (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 16, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated February 16, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 16, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated February 16, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 16, 2023	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2023
Daniel L. Jones

/s/ BRET J. ECKERT	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Bret J. Eckert

/s/ GINA A. NORRIS	Director	February 16, 2023
Gina A. Norris

/s/ WILLIAM R. THOMAS	Director	February 16, 2023
William R. Thomas

/s/ W. KELVIN WALKER	Director	February 16, 2023
W. Kelvin Walker

/s/ SCOTT D. WEAVER	Director	February 16, 2023
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 16, 2023
John H. Wilson