Form 10-Q
period 2023-03-31
ENCORE WIRE CORP
filed 2023-04-27
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of April 26, 2023: 17,570,164

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$697,424	$730,557
Accounts receivable, net of allowance of $3,800 and $3,800	479,831	498,762
Inventories, net	173,878	153,187
Income tax receivable	—	15,143
Prepaid expenses and other	2,485	3,992
Total current assets	1,353,618	1,401,641
Property, plant and equipment, net	642,446	616,601
Other assets	541	490
Total assets	$1,996,605	$2,018,732

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$41,594	$62,780
Accrued liabilities	63,969	81,381
Income taxes payable	23,610	—
Total current liabilities	129,173	144,161
Long-term liabilities:
Deferred income taxes and other	53,528	55,905
Total long-term liabilities	53,528	55,905
Total liabilities	182,701	200,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,242,118 and 27,139,611	272	271
Additional paid-in capital	87,978	83,622
Treasury stock, at cost – 9,702,210 and 8,999,732 shares	(530,891)	(402,639)
Retained earnings	2,256,545	2,137,412
Total stockholders’ equity	1,813,904	1,818,666
Total liabilities and stockholders’ equity	$1,996,605	$2,018,732

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended March 31,
	2023	2022
	(Unaudited)

Net sales	$660,492	$723,072
Cost of goods sold	455,407	479,325
Gross profit	205,085	243,747

Selling, general, and administrative expenses	58,704	36,212
Operating income	146,381	207,535

Net interest and other income	9,174	115
Income before income taxes	155,555	207,650

Provision for income taxes	36,072	46,119
Net income	$119,483	$161,531
Earnings per common and common equivalent share – basic	$6.60	$8.08
Earnings per common and common equivalent share – diluted	$6.50	$7.96
Weighted average common and common equivalent shares outstanding – basic	18,099	20,003
Weighted average common and common equivalent shares outstanding – diluted	18,369	20,302
Cash dividends declared per share	$0.02	$0.02

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2022	27,139	$271	$83,622	(9,000)	$(402,639)	$2,137,412	$1,818,666
Net income	—	—	—	—	—	119,483	119,483
Exercise of stock options	10	—	316	—	—	—	316
Stock-based compensation	93	1	4,040	—	—	—	4,041
Dividend declared—$0.02 per share	—	—	—	—	—	(350)	(350)
Purchase of treasury stock	—	—	—	(702)	(128,252)	—	(128,252)
Balance at March 31, 2023	27,242	$272	$87,978	(9,702)	$(530,891)	$2,256,545	$1,813,904

2022	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
Net income	—	—	—	—	—	161,531	161,531
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	42	—	1,939	—	—	—	1,939
Dividend declared—$0.02 per share	—	—	—	—	—	(394)	(394)
Purchase of treasury stock	—	—	—	(501)	(58,383)	—	(58,383)
Balance at March 31, 2022	27,128	$271	$74,847	(7,445)	$(213,397)	$1,582,216	$1,443,937

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Operating Activities:
Net income	$119,483	$161,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,692	6,210
Deferred income taxes	(2,391)	(3,224)
Stock-based compensation attributable to equity awards	4,040	1,939
Other	673	186
Changes in operating assets and liabilities:
Accounts receivable	18,931	(58,278)
Inventories	(20,691)	(15,515)
Other assets	1,478	(252)
Trade accounts payable and accrued liabilities	(41,031)	(24,234)
Current income taxes receivable / payable	38,753	49,344
Net cash provided by operating activities	126,937	117,707

Investing Activities:
Purchases of property, plant and equipment	(31,768)	(31,972)
Net cash used in investing activities	(31,768)	(31,972)

Financing Activities:
Purchase of treasury stock	(128,252)	(58,383)
Proceeds from issuance of common stock, net	317	155
Dividends paid	(367)	(403)
Net cash used in financing activities	(128,302)	(58,631)

Net increase (decrease) in cash and cash equivalents	(33,133)	27,104
Cash and cash equivalents at beginning of period	730,557	438,990
Cash and cash equivalents at end of period	$697,424	$466,094
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements of Encore Wire Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Results of operations for interim periods presented do not necessarily indicate the results that may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company has not experienced a material impact on its business or its liquidity on account of COVID-19 and is unable to predict any reemergence of any outbreak or its potential long-term impact on our business.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards have been adopted in 2023.

NOTE 2 – INVENTORIES
Inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.
Inventories consist of the following:

In Thousands	March 31, 2023	December 31, 2022

Raw materials	$74,455	$69,567
Work-in-process	68,458	42,611
Finished goods	152,779	138,943
Total Inventory at FIFO cost	295,692	251,121
Adjust to LIFO cost	(121,814)	(97,934)
Inventory, net	$173,878	$153,187
Inventories are stated at the lower of cost, using the last-in, first out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. GAAP, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of March 31, 2023, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the first quarter of 2023, LIFO adjustments were recorded that increased cost of sales by $23.9 million, compared to LIFO adjustments that increased cost of sales by $12.8 million in the first quarter of 2022.
NOTE 3 - PROPERTY, PLANT and EQUIPMENT
Property, plant and equipment consists of the following:

In Thousands	March 31, 2023	December 31, 2022

Land and land improvements	$85,286	$85,286
Construction-in-progress	110,474	125,809
Buildings and improvements	276,470	232,758
Machinery and equipment	440,552	438,303
Furniture and fixtures	16,457	15,178
Property, plant and equipment, gross	929,239	897,334
Accumulated depreciation	(286,793)	(280,733)
Property, plant and equipment, net	$642,446	$616,601
In the first quarter of 2023, depreciation expense was $7.7 million, compared to $6.2 million in the first quarter of 2022.

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	March 31, 2023	December 31, 2022

Sales rebates payable	$27,450	$40,909
SAR Liability	17,441	20,282
Property taxes payable	1,334	5,287
Accrued salaries	11,601	7,616
Other accrued liabilities	6,143	7,287
Total accrued liabilities	$63,969	$81,381

NOTE 5 – INCOME TAXES
Income taxes were accrued at an effective rate of 23.2% in the first quarter of 2023 versus 22.2% in the first quarter of 2022, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes and the Section 162(m) limitation on executive compensation.
NOTE 6 – EARNINGS PER SHARE
Earnings per common and common equivalent share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended March 31,
In Thousands	2023	2022

Numerator:
Net income	$119,483	$161,531

Denominator:
Denominator for basic earnings per share – weighted average shares	18,099	20,003

Effect of dilutive securities:
Employee stock awards	270	299

Denominator for diluted earnings per share – weighted average shares	18,369	20,302

There were no anti-dilutive employee stock awards excluded from the determination of diluted earnings per common and common equivalent shares for the first quarter of 2023 or 2022.
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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the "Amended 2021 Credit Agreement") which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. As of March 31, 2023, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.4 million left $199.6 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The foregoing description of the Amended 2021 Credit Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended 2021 Credit Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference).
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of and for the period ended March 31, 2023.
NOTE 8 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of March 31, 2023, 1,297,522 shares remained authorized for repurchase through March 31, 2024. The Company repurchased 702,478 shares of its stock in the three months ended March 31, 2023 compared to 500,917 shares in the three months ended March 31, 2022.
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
As discussed in Note 1, the reemergence of an outbreak of COVID-19, or any of its ongoing variants, and its potential long-term impact on our business remains uncertain. Although the Company has not experienced a material impact on its business or its liquidity on account of COVID-19, we have limited visibility into the extent to which market demand for our products, as well as sector manufacturing and distribution capacity, would be impacted by the reemergence of an outbreak.
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
COMEX COPPER CLOSING PRICE 2023

	January 2023	February 2023	March 2023	Quarter Ended March 31, 2023
High	$4.27	$4.23	$4.17	$4.27
Low	3.74	3.96	3.86	3.74
Average	4.12	4.09	4.05	4.08
COMEX COPPER CLOSING PRICE 2022

	January 2022	February 2022	March 2022	Quarter Ended March 31, 2022
High	$4.58	$4.66	$4.93	$4.93
Low	4.30	4.43	4.50	4.30
Average	4.43	4.50	4.68	4.55

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and three months ended March 31, 2023 and 2022. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022
Net sales were $660.5 million in the first quarter of 2023 compared to $723.1 million in the first quarter of 2022. The 8.7% decrease in net sales was due to an 11.8% decrease in the average selling price of wire per copper pound shipped, with copper wire unit volume shipped flat in the first quarter of 2023 as compared to the first quarter of 2022. Unit volume is measured in pounds of copper contained in the wire shipped during the period. Additionally, aluminum wire represented 14.6% of net sales in the first quarter of 2023 compared to 11.5% of net sales in the first quarter of 2022.
Cost of goods sold was $455.4 million, or 68.9% of net sales, in the first quarter of 2023, compared to $479.3 million, or 66.3% of net sales, in the first quarter of 2022. Gross profit decreased to $205.1 million, or 31.1% of net sales, in the first quarter of 2023 from $243.7 million, or 33.7% of net sales, in the first quarter of 2022.
Gross profit percentage for the first quarter of 2023 was 31.1% compared to 33.7% during the first quarter of 2022. The average selling price of wire per copper pound sold decreased 11.8% in the first quarter of 2023 versus the first quarter of 2022, while the average cost of copper per pound purchased decreased 8.2%. This resulted in the gradual abatement of copper spreads in the quarter, primarily driven by a decrease in the average selling price noted above, offset somewhat by increased aluminum spreads, which resulted in the decreased gross profit margin in the first quarter of 2023 compared to the first quarter of 2022.
Total raw materials cost as a percentage of sales increased to 60.0% in the first quarter of 2023, from 59.3% in the first quarter of 2022. Overhead costs increased to 8.9% of net sales in the first quarter of 2023, from 7.0% of net sales in the first quarter of 2022. Overhead costs contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the first quarter of 2023 were $28.9 million, or 4.4% of net sales, compared to $31.0 million, or 4.3% of net sales, in the first quarter of 2022. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and, therefore, exhibited little change as a percentage of sales. Freight costs as a percentage of net sales were flat in the first quarter of 2023 compared to the first quarter of 2022. General and administrative (“G&A”) expenses for the first quarter of 2023 were $29.8 million, or 4.5% of net sales, compared to $5.2 million, or 0.7% of net sales, in the first quarter of 2022. The increase in G&A in the quarter was primarily due to an increase in Stock Appreciation Rights (“SARs”) charges driven by the increase in our stock price at March 31, 2023 versus December 31, 2022. We recorded $13.2 million in SARs expense in the first quarter of 2023 compared to a $4.8 million SARS benefit recorded in the first quarter of 2022, resulting in an $18 million increase in expenses period-over-period. No SARs were granted subsequent to January of 2020.

Net interest and other income was $9.2 million in the first quarter of 2023 compared to $0.1 million in the first quarter of 2022. The increase in net interest and other income was primarily driven by an increase in interest income.
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
Cash provided by operating activities was $126.9 million in the first three months of 2023 compared to cash provided of $117.7 million in the first three months of 2022. The following changes in components of cash flow from operations were notable. The Company had net income of $119.5 million in the first three months of 2023 compared to net income of $161.5 million in the first three months of 2022. Accounts receivable decreased $18.9 million in the first three months of 2023 compared to increasing $58.3 million in the first three months of 2022. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory net increased $20.7 million in the first three months of 2023 compared to increasing $15.5 million in the first three months of 2022. Trade accounts payable and accrued liabilities negatively impacted cash by $41.0 million in the first three months of 2023 versus negatively impacting cash by $24.2 million in the first three months of 2022. In the first three months of 2023, changes in current and deferred taxes favorably impacted cash by $36.4 million versus $46.1 million of favorable impact in the first three months of 2022. These changes in cash flow were the primary drivers of the $9.2 million increase in cash flows provided by operating activities in the first three months of 2023 compared to the first three months of 2022.
Cash used in investing activities decreased slightly to $31.8 million in the first three months of 2023 compared to $32.0 million in the first three months of 2022.
Cash used in financing activities in the first three months of 2023 consisted of $128.3 million paid to purchase our own stock, $0.4 million of cash dividends paid, and $0.3 million of proceeds from exercised stock options. These activities in cash flow used $128.3 million cash in financing activities for the first three months of 2023 compared to $58.6 million used in the first three months of 2022. For the quarters ended March 31, 2023 and 2022, the Company did not access its revolving line of credit.
The Company’s cash balance was $697.4 million at March 31, 2023 compared to $466.1 million at March 31, 2022.
During the remainder of 2023, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously-announced expansion plans which remain on schedule. The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost manufacturer in the sector and increasing manufacturing capacity to drive growth. In 2022 we began construction on a new, state of the art, cross-link polyethylene (XLPE) compounding facility to deepen vertical integration related to wire and cable insulation. XLPE insulation today is used in many applications including Data Centers, Oil and Gas, Transit, Waste-Water Treatment facilities, Utilities and Wind and Solar applications. We anticipate the new facility will be substantially completed by the end of the third quarter of 2023. Capital spending in 2023 through 2025 will further expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency and improve our position as a sustainable and environmentally responsible company. Total capital expenditures were $148.4 million in 2022. We expect total capital expenditures to range from $160 - $180 million in 2023, $150 - $170 million in 2024, and $80 - $100 million in 2025. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
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
As of March 31, 2023, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Information Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by words such as: “anticipate”, “intend”, “plan”, “goal”, “seek”, “believe”, “project”, “estimate”, “expect”, “strategy”, “future”, “likely”, “may”, “should”, “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Therefore, you should not rely on any of these forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, statements about the pricing environment of copper, aluminum and other raw materials, the duration, magnitude and impact of the ongoing COVID-19 global pandemic, along with any ongoing variants, our order fill rates, profitability and stockholder value, payment of future dividends, future purchases of stock, the impact of competitive pricing and other risks detailed from time to time in the Company’s reports filed with the SEC. Actual results may vary materially from those anticipated. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. For more information regarding “forward-looking statements,” see “Information Regarding Forward-Looking Statements” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which is hereby incorporated by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 8 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended March 31, 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2023	—	—	—	1,052,552
February 2023	64,378	188.31	64,378	1,935,622
March 2023	638,100	180.21	638,100	1,297,522
	702,478	$180.95	702,478
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently on February 14, 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of March 31, 2023, 1,297,522 shares remained authorized for repurchase through March 31, 2024. The Company repurchased 702,478 shares of its stock in the three months ended March 31, 2023 compared to 500,917 shares in the three months ended March 31, 2022.

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 27, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated April 27, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated April 27, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated April 27, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: April 27, 2023	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: April 27, 2023	/s/ BRET J. ECKERT
Bret J. Eckert Executive Vice President and Chief Financial Officer