Form 10-Q
period 2023-06-30
ENCORE WIRE CORP
filed 2023-07-27
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐    No  ☒
Number of shares of Common Stock, par value $0.01, outstanding as of July 26, 2023: 16,805,483

ENCORE WIRE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Encore Wire Corporation
Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$667,790	$730,557
Accounts receivable, net of allowance of $2,500 and $3,800	463,318	498,762
Inventories, net	163,215	153,187
Income tax receivable	25,566	15,143
Prepaid expenses and other	8,625	3,992
Total current assets	1,328,514	1,401,641
Property, plant and equipment, net	683,747	616,601
Other assets	518	490
Total assets	$2,012,779	$2,018,732

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$90,725	$62,780
Accrued liabilities	70,725	81,381
Total current liabilities	161,450	144,161
Long-term liabilities:
Deferred income taxes and other	54,437	55,905
Total long-term liabilities	54,437	55,905
Total liabilities	215,887	200,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,252,624 and 27,139,611	272	271
Additional paid-in capital	94,468	83,622
Treasury stock, at cost – 10,475,141 and 8,999,732 shares	(658,798)	(402,639)
Retained earnings	2,360,950	2,137,412
Total stockholders’ equity	1,796,892	1,818,666
Total liabilities and stockholders’ equity	$2,012,779	$2,018,732

See accompanying notes.

Encore Wire Corporation
Statements of Income
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net sales	$636,460	$838,235	$1,296,952	$1,561,307
Cost of goods sold	470,312	517,463	925,719	996,788
Gross profit	166,148	320,772	371,233	564,519

Selling, general, and administrative expenses	38,671	50,405	97,375	86,616
Operating income	127,477	270,367	273,858	477,903

Net interest and other income	8,067	647	17,241	762
Income before income taxes	135,544	271,014	291,099	478,665

Provision for income taxes	30,803	60,476	66,875	106,595
Net income	$104,741	$210,538	$224,224	$372,070
Earnings per common and common equivalent share – basic	$6.13	$10.84	$12.75	$18.88
Earnings per common and common equivalent share – diluted	$6.01	$10.71	$12.53	$18.62
Weighted average common and common equivalent shares outstanding – basic	17,093	19,419	17,593	19,709
Weighted average common and common equivalent shares outstanding – diluted	17,431	19,666	17,897	19,982
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.04

See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2022	27,139	$271	$83,622	(9,000)	$(402,639)	$2,137,412	$1,818,666
Net income	—	—	—	—	—	119,483	119,483
Exercise of stock options	10	—	316	—	—	—	316
Stock-based compensation	93	1	4,040	—	—	—	4,041
Dividend declared—$0.02 per share	—	—	—	—	—	(350)	(350)
Purchase of treasury stock	—	—	—	(702)	(128,252)	—	(128,252)
Balance at March 31, 2023	27,242	$272	$87,978	(9,702)	$(530,891)	$2,256,545	$1,813,904
Net income	—	—	—	—	—	104,741	104,741
Exercise of stock options	2	—	103	—	—	—	103
Stock-based compensation	9	—	6,387	—	—	—	6,387
Dividend declared—$0.02 per share	—	—	—	—	—	(336)	(336)
Purchase of treasury stock	—	—	—	(773)	(127,907)	—	(127,907)
Balance at June 30, 2023	27,253	$272	$94,468	(10,475)	$(658,798)	$2,360,950	$1,796,892

2022	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
(Unaudited)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	27,083	$271	$72,753	(6,944)	$(155,014)	$1,421,079	$1,339,089
Net income	—	—	—	—	—	161,531	161,531
Exercise of stock options	3	—	155	—	—	—	155
Stock-based compensation	42	—	1,939	—	—	—	1,939
Dividend declared—$0.02 per share	—	—	—	—	—	(394)	(394)
Purchase of treasury stock	—	—	—	(501)	(58,383)	—	(58,383)
Balance at March 31, 2022	27,128	$271	$74,847	(7,445)	$(213,397)	$1,582,216	$1,443,937
Net income	—	—	—	—	—	210,538	210,538
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	5	—	3,276	—	—	—	3,276
Dividend declared—$0.02 per share	—	—	—	—	—	(382)	(382)
Purchase of treasury stock	—	—	—	(607)	(73,473)	—	(73,473)
Balance at June 30, 2022	27,133	$271	$78,123	(8,052)	$(286,870)	$1,792,372	$1,583,896

See accompanying notes.

Encore Wire Corporation
Statements of Cash Flow
(In thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)

Operating Activities:
Net income	$224,224	$372,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,780	12,521
Provision for bad debt	1,300	—
Deferred income taxes	(1,461)	3,315
Stock-based compensation attributable to equity awards	10,427	5,215
Other	1,407	128
Changes in operating assets and liabilities:
Accounts receivable	34,144	(115,006)
Inventories	(10,028)	(20,602)
Other assets	(4,681)	(6,866)
Trade accounts payable and accrued liabilities	5,347	(15,126)
Current income taxes receivable / payable	(10,423)	2,640
Net cash provided by operating activities	266,036	238,289

Investing Activities:
Purchases of property, plant and equipment	(74,736)	(75,246)
Proceeds from sale of assets	2	—
Net cash used in investing activities	(74,734)	(75,246)

Financing Activities:
Purchase of treasury stock	(253,773)	(131,856)
Proceeds from issuance of common stock, net	420	155
Dividends paid	(716)	(792)
Net cash used in financing activities	(254,069)	(132,493)

Net increase (decrease) in cash and cash equivalents	(62,767)	30,550
Cash and cash equivalents at beginning of period	730,557	438,990
Cash and cash equivalents at end of period	$667,790	$469,540
See accompanying notes.

ENCORE WIRE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
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
In March 2020, the World Health Organization (the "WHO") declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, and, in May 2023, the WHO determined COVID-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. The Company has not experienced a material impact on its business or its liquidity on account of COVID-19 and is unable to predict any reemergence of any outbreak or its potential long-term impact on our business.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive includes estimates for trade payment discounts and customer rebates, which are estimated using historical experience and other relevant factors, and are recorded within the same period that the revenue is recognized. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments resulting from updated estimates of trade payment discounts and customer rebates were not material.
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

NOTE 2 – INVENTORIES
Inventories consist of the following:

In Thousands	June 30, 2023	December 31, 2022

Raw materials	$55,886	$69,567
Work-in-process	62,132	42,611
Finished goods	148,409	138,943
Total Inventory at FIFO cost	266,427	251,121
Adjust to LIFO cost	(103,212)	(97,934)
Inventory, net	$163,215	$153,187
Inventories are stated at the lower of cost, determined by the last-in, first-out (“LIFO”) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. GAAP, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (“FIFO”) basis and makes a monthly adjustment to total inventory and cost of goods sold from FIFO to LIFO. The Company applies the lower of cost or market (“LCM”) test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily on the most recent quoted market price of copper and other material prices as of the end of each reporting period. The Company performs a lower of cost or market calculation quarterly. As of June 30, 2023, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
In the second quarter of 2023, LIFO adjustments were recorded that decreased cost of goods sold by $18.6 million, compared to LIFO adjustments that decreased cost of goods sold by $11.5 million in the second quarter of 2022. In the six months ended June 30, 2023, LIFO adjustments were recorded that increased cost of goods sold by $5.3 million, compared to LIFO adjustments that increased cost of goods sold by $1.4 million in the six months ended June 30, 2022.
NOTE 3 - PROPERTY, PLANT and EQUIPMENT
Property, plant and equipment consists of the following:

In Thousands	June 30, 2023	December 31, 2022

Land and land improvements	$85,318	$85,286
Construction-in-progress	142,884	125,809
Buildings and improvements	280,477	232,758
Machinery and equipment	452,080	438,303
Furniture and fixtures	16,468	15,178
Property, plant and equipment, gross	977,227	897,334
Accumulated depreciation	(293,480)	(280,733)
Property, plant and equipment, net	$683,747	$616,601
In the second quarter of 2023, depreciation expense was $8.1 million, compared to $6.3 million in the second quarter of 2022. Depreciation expense was $15.7 million in the six months ended June 30, 2023, compared to $12.5 million in the six months ended June 30, 2022.

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

In Thousands	June 30, 2023	December 31, 2022

Sales rebates payable	$29,768	$40,909
SAR Liability	16,419	20,282
Property taxes payable	2,669	5,287
Accrued salaries	15,716	7,616
Other accrued liabilities	6,153	7,287
Total accrued liabilities	$70,725	$81,381

NOTE 5 – INCOME TAXES
Income taxes were accrued at an effective rate of 22.7% in the second quarter of 2023 versus 22.3% in the second quarter of 2022, consistent with the Company’s estimated liabilities. In all periods, the differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are due primarily to the incremental taxes accrued for state and local taxes and the Section 162(m) limitation on executive compensation.
NOTE 6 – EARNINGS PER SHARE
Earnings per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock awards, treated as common stock equivalents, is calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022

Numerator:
Net income	$104,741	$210,538	$224,224	$372,070

Denominator:
Denominator for basic earnings per share – weighted average shares	17,093	19,419	17,593	19,709

Effect of dilutive securities:
Employee stock awards	338	247	304	273

Denominator for diluted earnings per share – weighted average shares	17,431	19,666	17,897	19,982

There were no anti-dilutive employee stock awards excluded from the determination of diluted earnings per common and common equivalent shares for the second quarter or six months ended June 30, 2023 or 2022.
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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the "Amended 2021 Credit Agreement") which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.200% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. As of June 30, 2023, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.3 million left $199.7 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company. The foregoing description of the Amended 2021 Credit Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended 2021 Credit Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference).
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of and for the period ended June 30, 2023.
NOTE 8 – STOCKHOLDERS’ EQUITY
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently in June 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of June 30, 2023, 2,000,000 shares remained authorized for repurchase through March 31, 2024. The Company repurchased 1,475,409 shares of our stock in the six months ended June 30, 2023 compared to 1,108,022 shares in the six months ended June 30, 2022.
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
The Company’s operating results in any given period are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margin, and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is intense, and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. The price of copper fluctuates depending on general economic conditions, in relation to supply and demand, and other factors, which causes monthly variations in the cost of the Company’s purchased copper. Additionally, the SEC allows shares of certain physically backed copper exchange-traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like them hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to raising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do, change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. The tables below highlight the range of closing prices of copper on a per pound basis on the Comex exchange for the periods shown.
COMEX COPPER CLOSING PRICE 2023

	April 2023	May 2023	June 2023	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
High	$4.12	$3.92	$3.91	$4.12	$4.27
Low	3.85	3.55	3.68	3.55	3.55
Average	4.00	3.74	3.80	3.84	3.96
COMEX COPPER CLOSING PRICE 2022

	April 2022	May 2022	June 2022	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
High	$4.80	$4.35	$4.55	$4.80	$4.93
Low	4.40	4.11	3.71	3.71	3.71
Average	4.64	4.25	4.13	4.33	4.44

The following discussion and analysis relate to factors that have affected the operating results of the Company for the quarters and six months ended June 30, 2023 and 2022. Reference should also be made to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Quarter Ended June 30, 2023 Compared to Quarter Ended June 30, 2022
Net sales were $636.5 million in the second quarter of 2023 compared to $838.2 million in the second quarter of 2022. Copper unit volume, measured in pounds of copper contained in the wire sold, increased 1.3% in the second quarter of 2023 versus the second quarter of 2022. The decrease in net sales was driven by an anticipated decrease in the average selling price in the second quarter of 2023 compared to the second quarter of 2022. Aluminum wire represented 14.4% of net sales in the second quarter of 2023 compared to 15.0% of net sales in the second quarter of 2022.
Cost of goods sold was $470.3 million, or 73.9% of net sales, in the second quarter of 2023, compared to $517.5 million, or 61.7% of net sales in the second quarter of 2022. Gross profit decreased to $166.1 million, or 26.1% of net sales, in the second quarter of 2023 from $320.8 million, or 38.3% of net sales in the second quarter of 2022.
Gross profit percentage for the second quarter of 2023 was 26.1% compared to 38.3% in the second quarter of 2022. The average selling price of wire per copper pound sold decreased 24.5% in the second quarter of 2023 versus the second quarter of 2022, while the average cost of copper per pound purchased decreased 11.2%. This resulted in the gradual abatement of copper spreads during the quarter, primarily driven by the decrease in the average selling price noted above, which resulted in the decreased gross profit margin in the second quarter of 2023 compared to the second quarter of 2022.
Total raw material cost as a percentage of sales increased to 63.9% in the second quarter of 2023, from 55.1% in the second quarter of 2022. Overhead costs increased to 10.0% of net sales in the second quarter of 2023, from 6.6% of net sales in the second quarter of 2022. Overhead costs contain some fixed and semi-fixed components which do not fluctuate as much as sales dollars fluctuate.
Selling expenses, consisting of commissions and freight, for the second quarter of 2023 were $28.9 million, or 4.5% of net sales, compared to $35.8 million, or 4.3% of net sales in the second quarter of 2022. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and exhibited little change as a percentage of sales. Freight costs as a percentage of net sales were 2.0% of net sales in the second quarter of 2023 compared to 1.8% of net sales in the second quarter of 2022. General and administrative (“G&A”) expenses for the second quarter of 2023 were $11.1 million, or 1.7% of net sales, compared to $14.6 million, or 1.7% of net sales, in the second quarter of 2022.

Net interest and other income was $8.1 million in the second quarter of 2023 compared to $0.6 million in the second quarter of 2022. The increase in net interest and other income was primarily driven by an increase in interest income.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net sales for the first six months of 2023 were $1.297 billion compared to net sales of $1.561 billion for the first six months of 2022. Copper unit volume, measured in pounds of copper contained in the wire sold, increased 0.7% in the first six months of 2023 versus the first six months of 2022. The decrease in net sales was driven by an anticipated decrease in the average selling price in the first six months of 2023 compared to the first six months of 2022. Aluminum wire represented 14.5% of net sales in the first six months of 2023 compared to 13.4% in the first six months of 2022.
Cost of goods sold was $925.7 million, or 71.4% of net sales, in the first six months of 2023, compared to $996.8 million, or 63.8% of net sales in the first six months of 2022. Gross profit decreased to $371.2 million, or 28.6% of net sales, in the first six months of 2023 from $564.5 million, or 36.2% of net sales in the first six months of 2022.
Gross profit percentage for the six months ended June 30, 2023 was 28.6% compared to 36.2% during the first six months of 2022. The average selling price of wire per copper pound sold decreased 18.5% in the first six months of 2023 versus the first six months of 2022, while the average cost of copper per pound purchased decreased 9.6%. This resulted in the gradual abatement of copper spreads during the first six months of 2023 versus the first six months of 2022.
Due primarily to an increase in copper costs and an increase in copper inventory quantities on hand, aided somewhat by price and volume movements of other materials in the first six months of 2023, LIFO adjustments were recorded increasing cost of goods sold by $5.3 million. During the same period in 2022, LIFO adjustments were recorded increasing cost of goods sold by $1.4 million. Based on current copper prices, no LCM adjustment was recorded. Future reductions in the price of copper could require the Company to record an LCM adjustment against the related inventory balance, which would result in a negative impact on net income.
Selling expenses for the first six months of 2023 decreased to $57.8 million, or 4.5% of net sales, compared to $66.9 million, or 4.3% of net sales in the same period of 2022. Commissions paid to independent manufacturers’ representatives are paid as a relatively stable percentage of sales dollars and exhibited little change as a percentage of sales. Freight costs for the first six months of 2023 were 2.0% of net sales, compared to 1.9% of net sales for the first six months of 2022. G&A expenses were $40.9 million, or 3.2% of net sales in the first six months of 2023 compared to $19.7 million, or 1.3% of net sales in the first six months of 2022. The increase in G&A in the first six months of 2023 was primarily due to an increase in Stock Appreciation Rights ("SARs") expense charges driven by the increase in our stock price at March 31, 2023 and June 30, 2023 versus December 31, 2022. We recorded $14.6 million in SARs expense in the first six months of 2023 compared to a $3.9 million SARs benefit recorded in the first six months of 2022, resulting in an $18.5 million increase in expenses period-over-period. No SARs were granted subsequent to January of 2020.
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
Cash provided by operating activities was $266.0 million in the first six months of 2023 compared to cash provided of $238.3 million in the first six months of 2022. The following changes in components of cash flow from operations were notable. The

Company had net income of $224.2 million in the first six months of 2023 compared to net income of $372.1 million in the first six months of 2022. Accounts receivable decreased $34.1 million in the first six months of 2023 compared to increasing $115.0 million in the first six months of 2022. Accounts receivable generally fluctuates in proportion to dollar sales and, to a lesser extent, are affected by the timing of when sales occur during a given quarter. With an average of 60 to 75 days of sales outstanding, quarters in which sales are more back-end loaded will have higher accounts receivable balances outstanding at quarter-end. Inventory net increased $10.0 million in the first six months of 2023 compared to increasing $20.6 million in the first six months of 2022. Trade accounts payable and accrued liabilities favorably impacted cash by $5.3 million in the first six months of 2023 versus negatively impacting cash by $15.1 million in the first six months of 2022. In the first six months of 2023, changes in current and deferred taxes negatively impacted cash by $11.9 million versus $6.0 million of favorable impact in the first six months of 2022. These changes in cash flow were the primary drivers of the $27.7 million increase in cash flows provided by operating activities in the first six months of 2023 compared to the first six months of 2022.
Cash used in investing activities decreased slightly to $74.7 million in the first six months of 2023 compared to $75.2 million in the first six months of 2022.
Cash used in financing activities in the first six months of 2023 consisted of $253.8 million paid to purchase our stock, $0.7 million of cash dividends paid, and $0.4 million of proceeds from exercised stock options. These activities in cash flow used $254.1 million cash in financing activities for the first six months of 2023 compared to $132.5 million used in the first six months of 2022. For the six months ended June 30, 2023 and 2022, the Company did not access its revolving line of credit.
The Company’s cash balance was $667.8 million at June 30, 2023 compared to $469.5 million at June 30, 2022.
During the remainder of 2023, the Company expects its capital expenditures will consist primarily of expenditures related to the purchases of manufacturing equipment throughout its facilities to update equipment and the previously announced expansion plans which remain on schedule. The incremental investments announced in July 2021 continue in earnest, focused on broadening our position as a low-cost manufacturer in the sector and increasing manufacturing capacity to drive growth. In 2022 we began construction on a new, state of the art, cross-link polyethylene (XLPE) compounding facility to deepen vertical integration related to wire and cable insulation. XLPE insulation today is used in many applications including Data Centers, Oil and Gas, Transit, Waste-Water Treatment facilities, Utilities and Wind and Solar applications. We anticipate the new facility will be substantially complete by the end of the third quarter of 2023. Capital spending in 2023 through 2025 will further expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency and improve our position as a sustainable and environmentally responsible company. Total capital expenditures were $148.4 million in 2022. We expect total capital expenditures to range from $160 - $180 million in 2023, $150 - $170 million in 2024, and $80 - $100 million in 2025. We expect to continue to fund these investments with existing cash reserves and operating cash flows.
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
As of June 30, 2023, there have been no significant changes to the Company’s critical accounting policies and related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 8 to the Company’s financial statements included in Item 1 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended June 30, 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2023	50,400	$155.74	50,400	1,247,122
May 2023	722,531	164.43	722,531	524,591
June 2023	—	—	—	2,000,000
	772,931	$163.87	772,931
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in open market or private transactions, at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently in June 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of June 30, 2023, 2,000,000 shares remained authorized for repurchase through March 31, 2024. The Company repurchased 1,475,409 shares of its stock in the six months ended June 30, 2023 compared to 1,108,022 shares in the six months ended June 30, 2022.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter and six months ended June 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 27, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated July 27, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated July 27, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated July 27, 2023 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENCORE WIRE CORPORATION
(Registrant)

Dated: July 27, 2023	/s/ DANIEL L. JONES
Daniel L. Jones Chairman, President and Chief Executive Officer

Dated: July 27, 2023	/s/ BRET J. ECKERT
Bret J. Eckert Executive Vice President and Chief Financial Officer