Form 10-K
period 2023-12-31
ENCORE WIRE CORP
filed 2024-02-16
CIK 850460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,125,052,538 (Note: The aggregate market value of Common Stock held by the Company’s directors, executive officers, immediate family members of such directors and executive officers, 10% or greater stockholders and other stockholders deemed to be affiliates was excluded from the computation of the foregoing amount. The characterization of such persons as “affiliates” should not be construed as an admission that any such person is an affiliate of the Registrant for any other purpose).
Number of shares of Common Stock outstanding as of February 15, 2024: 15,763,916
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:
(1)Proxy statement for the 2024 annual meeting of stockholders – Part III

ENCORE WIRE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

i

PART I
Item 1. Business.
General
Encore Wire Corporation is a Delaware corporation, incorporated in 1989, with its principal executive office and manufacturing plants located at 1329 Millwood Road, McKinney, Texas 75069. The Company’s telephone number is (972) 562-9473. As used in this annual report, unless otherwise required by the context, the terms “we,” “our,” “Company,” “Encore,” and “Encore Wire” refer to Encore Wire Corporation.
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
The Company sells its products through manufacturers’ representatives to wholesale electrical distributors servicing the residential, commercial, and industrial sectors.
Strategy
Encore Wire’s strategy is to combine its industry-leading service model with its world-class operations to meet demand profitability with loyal electrical distributor customers in a high-performance industry. Encore’s customer service, expansive single-campus model, low-cost production, centralized distribution, product innovation, and deep company culture have promoted Encore’s growth and should contribute to its future success.
Customer Service: Customer loyalty has been a key driver of Encore’s success, which it has earned through an intense focus on customer needs, building and maintaining strong relationships, exceeding performance and service expectations with an industry-leading order fill rate, and rapidly handling customer orders, shipments, and inquiries. Encore maintains broad and deep product inventories based on our customers’ needs, and believes that the speed and completeness with which it fills orders are critical to marketing its products.
Single-Campus Model: Encore’s single-site campus is a key competitive advantage. It enables a cohesive culture of collaboration and performance, low-cost manufacturing, distribution and administration efficiencies, speed to manufacture and ship products, exceptional quality and safety programs, manufacturing flexibility and agility, acute cost control, optimized raw material planning and usage, and a resilience to supply chain issues experienced by others in our industry.
Product Innovation: Encore has been a leader in bringing new ideas and innovative products to a “commodity” product line.
Encore pioneered the widespread use of Colored Insulation on feeder sizes of commercial wire, as well as colors on residential (non-metallic) cable. Encore’s colors have become the industry standard and have improved job-site safety, provided handling efficiencies for electrical distributors, and reduced installation times for electrical contractors. Use of colors also enables building inspectors to immediately identify installed wire.
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
Incentivized Work Force: The Company has a long term incentive plan that enhances the motivation of its salaried manufacturing supervisors. The Company also has a comprehensive safety program creating a world-class culture by engaging employees, identifying and eliminating risk, and training employees to be successful. The Company provides a 401(k) retirement savings plan to all employees and a monthly operations incentive plan for hourly employees.
Products
Encore offers an electrical building wire product line that consists primarily of NM-B cable, UF-B cable, THHN/THWN-2, XHHW-2, USE-2, RHH/RHW-2 and other types of wire products, including SEU, SER, Photovoltaic, URD, tray cable, metal-clad and armored cable. All of these products are manufactured with copper or aluminum as the current-carrying component of the conductor. The principal bases for differentiation among stock-keeping units are product type, conductor type, diameter, insulation, length, color, and packaging.
Manufacturing
The efficiency of Encore’s manufacturing facility is a key element of its low-cost production capability. Encore’s wire manufacturing lines have been integrated so that the handling of product is substantially reduced throughout the production process. The manufacturing process for the Company’s various products involves multiple steps, including casting, drawing, stranding, compounding, insulating, cabling, jacketing and armoring.
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
Encore believes that the speed and completeness with which it fills customers’ orders is crucial to its ability to service demand for its products. The Company also believes that, for a variety of reasons, many customers strive to maintain lean inventories. Because of this trend, the Company seeks to maintain sufficient inventories to satisfy customers’ orders promptly.
Marketing and Distribution
Encore markets its products throughout the United States through independent manufacturers’ representatives.
Encore maintains the majority of its finished product inventory at its service center in McKinney, Texas. In order to provide flexibility in handling customer requests for immediate shipment, additional finished product inventories are maintained at warehouses owned and operated by some of the Company's independent manufacturers’ representatives located strategically across the United States.
Finished goods are typically shipped to customers by trucks operated by common carriers. The decision regarding the carrier to be used is based primarily on availability and cost.
The Company invoices its customers directly for products purchased and pays the manufacturer's representative a commission based on pre-established rates. The Company determines customer credit limits. The Company lowered its reserve for credit losses by $1.3 million and recorded credit losses of $0.05 million in 2023. The company recorded no reserve for credit losses in 2022, but reserved $1.5 million for credit losses in 2021. The manufacturers’ representatives have no discretion to determine prices charged for the Company’s products and all sales are subject to Company approval.

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
As of December 31, 2023, Encore had 1,629 employees, 1,350 of whom were paid hourly wages and were primarily engaged in the operation and maintenance of the Company’s manufacturing and warehouse facilities. The Company’s remaining employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.
Compensation and Benefits
The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, a 401(K) retirement savings plan, opportunities for annual bonuses, and, for eligible employees, long-term incentives and a deferred compensation plan. The Company believes that long term incentives, like stock-based compensation, are a critical part of its compensation program and allows the Company to attract and retain talented employees.
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
Diversity and Inclusion
The Company is committed to and values hiring employees with varied personal and professional backgrounds, perspectives and experiences, promoting a culture of diversity and inclusion. The diversity of the Company’s employees is a tremendous asset. The Company is firmly committed to providing equal opportunity in all aspects of employment and will not tolerate acts of discrimination or harassment. The Company is committed to employing and advancing in employment all persons without regard to their race, color, sex, religion, national origin, citizenship, age, gender identity, sexual orientation, marital status, genetic information, veteran status, disability, or other protected categories.

Raw Materials
The principal raw materials used by Encore in manufacturing its products are copper cathode, copper scrap, PVC thermoplastic compounds, XLPE compounds, aluminum, steel, paper, and nylon, all of which are readily available from a number of suppliers. Copper is the principal raw material used by the Company in manufacturing its products, constituting 80.8% of the dollar value of all raw materials used by the Company during 2023. Copper requirements for manufacturing our wire are purchased primarily from miners and commodity brokers at prices determined each month primarily based on the average daily COMEX closing prices for copper for that month, plus a negotiated premium. The Company also purchases raw materials necessary to manufacture various PVC thermoplastic compounds. These raw materials include PVC resin, clay, and plasticizer.
The Company produces copper rod from purchased copper cathode and copper scrap in its own rod fabrication facility. The Company reprocesses copper scrap generated by its operations as well as copper scrap purchased from others. In 2023, the Company’s copper rod fabrication facility manufactured the majority of the Company’s copper rod requirements. The Company purchases aluminum rod from various suppliers for aluminum wire production.
The Company also compounds its own wire jacket and insulation compounds. The process involves the mixture of PVC raw material components to produce the PVC used to insulate the Company’s wire and cable products. The raw materials include PVC resin, clay, and plasticizer. During the last year, the Company’s plastic compounding facility produced the vast majority of the Company’s PVC requirements.
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
For all our products, the Company believes that it is competitive with respect to all relevant factors, including order fill rate, quality, pricing, and breadth of product line.
Compliance with Governmental and Environmental Regulations
The Company is subject to federal, state and local laws covering a wide variety of subject matters, including environmental protection laws and regulations governing the Company’s operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by the Company. The laws and regulations often impose costly compliance requirements that carry substantial penalties for failure to comply. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially and adversely affect our operations and financial position, as well as the wire and cable industry in general. Management believes the Company complies with all such rules including certain environmental permitting and reporting requirements. Historically, compliance with laws and regulations, including environmental regulations, has not had a material impact on the capital expenditures, earnings and competitive position of the Company.
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
Information about our Executive Officers
Information regarding Encore’s executive officers including their respective ages as of February 16, 2024, is set forth below:

Name	Age	Position with Company
Daniel L. Jones	60	Chairman of the Board of Directors, President and Chief Executive Officer

Bret J. Eckert	57	Executive Vice President and Chief Financial Officer
Mr. Jones has held the office of President and Chief Executive Officer of the Company since February 2006. He performed the duties of the Chief Executive Officer in an interim capacity from May 2005 to February 2006. From May 1998 until February 2005, Mr. Jones was President and Chief Operating Officer of the Company. He previously held the positions of Chief Operating Officer from October 1997 until May 1998, Executive Vice President from May 1997 to October 1997, Vice President-Sales and Marketing from 1992 to May 1997, after serving as Director of Sales since joining the Company in November 1989. He has also served as a member of the Board of Directors since May 1992 and was named Chairman of the Board in 2014.
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
Item 1A. Risk Factors.
The following are risk factors that could affect the Company’s business, financial results, and results of operations. These risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements contained in this Annual Report on Form 10-K. Before purchasing the Company’s stock, an investor should know that making such an investment involves some risks, including the risks described below. If any of the risks mentioned below or other unknown risks actually occur, the Company’s business, financial condition, or results of operations could be negatively affected. In that case, the trading price of its stock could fluctuate significantly. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
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
Industry Conditions and Cyclicality
The residential, commercial and industrial construction industry, which is the end user of the Company’s products, is cyclical and is affected by a number of factors, including the general condition of the economy, market demand, and changes in interest rates. Industry sales of electrical wire and cable products tend to parallel general construction activity, which includes remodeling. Data on remodeling is not readily available. However, remodeling activity historically trends up when new construction slows down. Construction activity is affected by the ability of our end users to finance projects, which may be severely reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects.
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
Competition
The electrical wire and cable industry is highly competitive. The Company competes with several manufacturers of wire and cable products that have substantially greater resources than the Company does. Some of these competitors are owned and operated by large, diversified companies. The principal elements of competition in the wire and cable industry are, in the opinion of the Company, pricing, product availability and quality and, in some instances, breadth of product line. The Company believes that it is competitive with respect to all of these factors. While the number of manufacturers producing wire and cable has declined in the past, there can be no assurance that new competitors will not emerge or that existing producers will not employ or improve upon the Company’s manufacturing and marketing strategy.
Risks Related to Our Operations
Operating Results May Fluctuate
Encore’s results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of the Company’s products. Therefore, comparisons of results of operations, including recent periods of increased profitability, have been and will be impacted by the volume of such orders and shipments, and the Company cannot predict if periods of increased profitability will continue in the future. In addition, the Company's operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, freight and other significant costs, the loss of key manufacturer’s representatives who sell the Company’s product line, increases in utility costs (particularly electricity and natural gas), various types of insurance coverage, and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Additionally, our results of operations could be impacted by macro-economic and geopolitical conditions as well as other outside factors, including changes in regulatory, geopolitical, political, social, economic, tax or monetary policies, and other factors.
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
Cybersecurity Breaches and other Disruptions to our Information Technology Systems
The efficient operation of our business is dependent on our information technology systems to process, transmit and store sensitive electronic data, including employee, distributor and customer records, and to manage and support our business operations and manufacturing processes. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology system may be vulnerable to attacks by hackers or breaches due to errors or malfeasance by employees and others who have access to our system, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters. Any such event could compromise our information technology systems, expose our customers, distributors and employees to risks of misuse of confidential information, impair our ability to effectively and timely operate our business and manufacturing processes, and cause other disruptions, which could result in legal claims or proceedings, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our results of operations and competitive position.
Climate Change
Future deterioration of the environment due to climate change or increased severe weather related events associated with climate change could affect both our operations and the operations of our suppliers and customers. Climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Additionally, the Company could experience disruptions or limitations to access of water. Our suppliers may face similar challenges, which could impact our supply chain. Demand for our products may be impacted regionally as local climates adapt to global environmental changes. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
Risks Related to Ownership of Our Stock
Common Stock Price May Fluctuate
Future announcements concerning Encore or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, developments regarding proprietary rights, changes in earnings estimates by analysts, or reports regarding the Company or its industry in the financial press or investment advisory publications, among other factors, could cause the market price of the common stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions, such as recessions, world events, military conflicts or market or market-sector declines, may materially and adversely affect the market price of the common stock.
Beneficial Ownership of the Company’s Common Stock by a Small Number of Stockholders
A small number of significant stockholders beneficially own greater than 36% of the Company’s outstanding common stock. Depending on stockholder turnout for a stockholder vote, these stockholders, acting together, could be able to control the election of directors and certain matters requiring majority approval by the Company’s stockholders. The interests of this group of stockholders may not always coincide with the Company’s interests or the interests of other stockholders.
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
The Company is subject to federal, state and local environmental protection laws and regulations governing the Company’s operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by the Company. A risk of environmental liability is inherent in the Company’s current manufacturing activities in the event of a release or discharge of a hazardous substance generated by the Company. Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended; the Resource Conservation and Recovery Act, as amended; and comparable state statutes and regulations promulgated thereunder, the Company could be held jointly and severally responsible for the remediation of any hazardous substance contamination at the Company’s facilities and at third party waste disposal sites and could also be held liable for any consequences arising out of human exposure to such substances or other environmental damage. We believe that we are in substantial compliance with applicable requirements related to waste handling, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. However, there can be no assurance that the costs of complying with environmental, health and safety laws and requirements in the Company’s current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures by the Company that could materially and adversely affect the Company’s financial results, cash flow or financial condition.
Our Targets Related to Sustainability and Emissions Reduction Initiatives, Including our Public Statements and Disclosures Regarding Them, May Expose Us to Numerous Risks
We have developed, and will continue to develop, targets related to our environmental, social, and governance ("ESG") initiatives. Statements in this and other reports we file with the SEC and other public statements related to these initiatives reflect our current plans and expectations and are not a guarantee the targets will be achieved or achieved on the currently anticipated timeline. Our ability to achieve our ESG targets, including emissions reductions, is subject to numerous factors and conditions, some of which are outside of our control, and failure to achieve our announced targets or comply with ethical, environmental or other standards, including reporting standards, may expose us to government enforcement actions or private litigation and adversely impact our business. Further, our continuing efforts to research, establish, accomplish and accurately report on these targets may create additional operational risks and expenses and expose us to reputational, legal and other risks.
Investor and regulator focus on ESG matters continues to increase. If our ESG initiatives do not meet our investors' or other stakeholders' evolving expectations and standards, investment in our stock may be viewed as less attractive and our reputation, contractual, employment and other business relationships may be adversely impacted.
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
Risks Related to Taxes
Changes in Tax Laws Could Increase Our Tax Rate and Adversely Affect Our Results of Operations
A change in tax laws is one of many factors that impact the Company’s effective tax rate, and any such change could adversely impact our effective tax rate, financial condition and results of operations.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax on “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements). Based on application of currently available guidance, the Company does not expect the IRA to have a material adverse impact to its financial statements.
It cannot be predicted whether or when tax laws, rules, regulations or ordinances may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.
General Risk Factors
Outbreak of Contagious Disease
Our business and the businesses of our suppliers, distributors and customers could be adversely affected by the effects of a widespread outbreak of contagious diseases, including COVID-19, or any ongoing variants. Any outbreak of contagious diseases, and other adverse public health developments, could cause a disruption in our supply chain, distribution and demand for our products. The duration of any such disruption and the related financial impact from COVID-19, or any ongoing variants, and other epidemics and pandemics cannot be reasonably estimated at this time. Although the effects of the COVID-19 pandemic during 2023 were not as significant as prior years, new variants continued to cause waves of COVID-19 cases around the world. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
In the last three fiscal years, the Company has not experienced any material cybersecurity incidents. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors - "Cybersecurity Breaches and other Disruptions to our Information Technology Systems", which is incorporated by reference into this Item 1C.
Cybersecurity Governance
The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.
Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals' expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded and quoted on the NASDAQ Stock Market’s Global Select Market under the symbol “WIRE.” As of February 15, 2024, there were 30 holders of record of the Company’s common stock.
The Company currently expects to continue to make periodic cash dividends consistent with its historical practice.
Issuer Purchases of Equity Securities
Note 9 to the Company’s financial statements included in Item 8 to this report is hereby incorporated herein by reference.
The following table provides information relating to our purchases of shares of our common stock during the three months ended December 31, 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 – October 31, 2023	476,300	$178.77	476,300	813,617
November 1, 2023 – November 30, 2023	—	—	—	813,617
December 1, 2023 – December 31, 2023	—	—	—	813,617
	476,300	$178.77	476,300
(1) On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently in June 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2023, 813,617 shares remained authorized for repurchase through March 31, 2024. Under this program, the Company repurchased 2,661,792 shares of its stock in 2023, 2,055,470 shares in 2022 and 475,557 shares in 2021.
Subsequently, in February 2024, the Board of Directors extended the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2025.
Performance Graph
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below sets forth the cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the Russell 2000 Index, the Company’s self-determined peer group for the year ended December 31, 2022 (the “Prior Peer Group”), and the Company’s self-determined peer group for the year ended December 31, 2023 (the “Peer Group”) for the five years ended December 31, 2023.
The Prior Peer Group consisted of Belden Inc., Apogee Enterprises, Inc., Atkore International Group, Inc., Patrick Industries, Inc., Gibraltar Industries, Inc., Nexans S.A., and Prysmian S.P.A. For the year ended December 31, 2023, the Company replaced Nexans S.A. and Prysmian S.P.A, changing its Peer Group to include Barnes Group Inc., Fluor Corporation, Freeport-McMoran Inc., Gates Industrial Corporation Plc, Griffon Corporation, Mueller Industries Inc., Resideo Technologies Inc., Rush Enterprises Inc., Sunrun Inc., and WESCO International Inc. The Company believes that the updated Peer Group better reflects a broader group of peers with a more comparable median market capitalization who either sell building products or electrical components to the Company’s end-use customers or directly compete with the Company in certain product categories.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
450
400
350
300
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Encore Wire Corporation
Russell 2000 Index
Peer Group
Prior Peer Group

	As of December 31,
Total Return For:	2018	2019	2020	2021	2022	2023
Encore Wire Corporation	$100.00	$114.56	$121.13	$286.40	$275.47	$427.90
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
Peer Group	100.00	117.54	186.44	253.33	233.11	279.74
Prior Peer Group	100.00	143.07	182.78	241.41	232.86	294.36
Notes
(1)Data presented in the performance graph is complete through December 31, 2023.
(2)The Peer Group is self-determined and consists of the following companies: Barnes Group Inc., Fluor Corporation, Freeport-McMoran Inc., Gates Industrial Corporation Plc, Griffon Corporation, Mueller Industries Inc., Belden Inc., Patrick Industries, Inc., Apogee Enterprises, Inc., Gibraltar Industries, Inc., Atkore Inc., Resideo Technologies Inc., Rush Enterprises Inc., Sunrun Inc., and WESCO International Inc.
(3)The Prior Peer Group is self-determined and consists of the following companies: Belden Inc., Patrick Industries, Inc., Apogee Enterprises, Inc., Gibraltar Industries, Inc., Atkore Inc., Nexans S.A., and

Prysmian S.P.A. The performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, consisted of this peer group.
(4)Each peer group index uses only the peer group’s performance and excludes the performance of the Company. Each peer group index uses beginning of period market capitalization weighting.
(5)Each data line represents annual index levels derived from compounded daily returns that include all dividends.
(6)The index level for all data lines was set to $100.00 on December 31, 2018.

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
Investment in residential, commercial, and industrial infrastructure drives demand for the Company’s wire and cable products. In 2023, pounds shipped increased 6.7% in copper wire versus 2022. In 2022, pounds shipped increased 7.9% in copper wire versus 2021. In 2021, pounds shipped increased 10.8% in copper wire versus 2020.
General
The Company’s operating results are driven by several key factors, including the volume of product produced and shipped, the cost of copper and other raw materials, the competitive pricing environment in the wire industry and the resulting influence on gross margins, and the efficiency with which the Company’s plants operate during the period, among others. Price competition for electrical wire and cable is significant and the Company sells its products in accordance with prevailing market prices. Copper, a commodity product, is the principal raw material used by the Company in manufacturing its products. The price of copper fluctuates, depending on general economic conditions, in relation to supply and demand, and other factors, which causes monthly variations in the cost of copper purchased by the Company. Additionally, the SEC allows shares of physically backed copper exchange traded funds (“ETFs”) to be listed and publicly traded. Such funds and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by Copper ETFs may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase the Company’s cost of copper. In addition to rising copper prices and potential supply shortages, we believe that ETFs and similar copper-backed derivative products could lead to increased price volatility for copper. The Company cannot predict copper prices in the future or the effect of fluctuations in the cost of copper on the Company’s future operating results. Wire prices can, and frequently do change on a daily basis. This competitive pricing market for wire does not always mirror changes in copper prices, making margins highly volatile. Historically, the cost of aluminum has been much lower and less volatile than copper. The tables below highlight the range of closing prices of copper on the COMEX exchange for the periods shown.

COMEX COPPER CLOSING PRICE 2023

	October 2023	November 2023	December 2023	Quarter Ended Dec. 31, 2023	Year-to-Date Dec. 31, 2023
High	$3.65	$3.83	$3.94	$3.94	$4.27
Low	3.54	3.58	3.72	3.54	3.54
Average	3.60	3.72	3.85	3.72	3.85
COMEX COPPER CLOSING PRICE 2022

	October 2022	November 2022	December 2022	Quarter Ended Dec. 31, 2022	Year-to-Date Dec. 31, 2022
High	$3.63	$3.95	$3.88	$3.95	$4.93
Low	3.36	3.46	3.75	3.36	3.21
Average	3.47	3.68	3.82	3.66	4.00
COMEX COPPER CLOSING PRICE 2021

	October 2021	November 2021	December 2021	Quarter Ended Dec. 31, 2021	Year-to-Date Dec. 31, 2021
High	$4.76	$4.46	$4.47	$4.76	$4.78
Low	4.16	4.27	4.18	4.16	3.54
Average	4.45	4.37	4.33	4.38	4.25
COMEX COPPER CLOSING PRICE 2023 by Quarter

	Quarter Ended March 31, 2023	Quarter Ended June 30, 2023	Quarter Ended Sept. 30, 2023	Quarter Ended Dec. 31, 2023	Year-to-Date Dec. 31, 2023
High	$4.27	$4.12	$3.99	$3.94	$4.27
Low	3.74	3.55	3.63	3.54	3.54
Average	4.08	3.84	3.77	3.72	3.85

COMEX COPPER CLOSING PRICE 2022 by Quarter

	Quarter Ended March 31, 2022	Quarter Ended June 30, 2022	Quarter Ended Sept. 30, 2022	Quarter Ended Dec. 31, 2022	Year-to-Date Dec. 31, 2022
High	$4.93	$4.80	$3.71	$3.95	$4.93
Low	4.30	3.71	3.21	3.36	3.21
Average	4.55	4.33	3.50	3.66	4.00
Results of Operations
The following table presents certain items of income and expense as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of goods sold:
Copper	52.2%	44.0%	46.7%
Other raw materials	12.5%	12.0%	10.5%
Depreciation	1.2%	0.8%	0.8%
Labor and overhead	8.7%	6.9%	6.6%
LIFO adjustment	(0.1)%	(0.6)%	1.9%
Total cost of goods sold	74.5%	63.1%	66.5%

Gross profit	25.5%	36.9%	33.5%
Selling, general and administrative expenses	7.9%	6.5%	6.5%
Operating income	17.6%	30.4%	27.0%
Net interest and other income	1.3%	0.3%	—%

Income before income taxes	18.9%	30.7%	27.0%
Provision for income taxes	4.4%	6.9%	6.1%

Net income	14.5%	23.8%	20.9%
The following discussions and analyses relate to factors that have affected the operating results of the Company for the years ended December 31, 2023, 2022 and 2021. Reference should also be made to the Financial Statements and the related notes included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Additional information about results for year end 2021 and certain year-on-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Net sales for the twelve months ended December 31, 2023 were $2.568 billion compared to $3.018 billion during the same period in 2022 and $2.593 billion during the same period in 2021. Copper unit volume, measured in pounds of copper contained in the wire sold, increased 6.7% in the year ended December 31, 2023 versus the year ended December 31, 2022. The 14.9% decrease in net sales dollars in 2023 versus 2022 was primarily the result of a 12.3% decrease in copper wire sales, driven by a 17.8% decrease in the average selling price of copper wire, partially offset by a 6.7% increase in copper wire pounds shipped. Additionally, aluminum net sales represented 12.9% of net sales for the year ended December 31, 2023 compared to 15.4% for the year ended December 31, 2022. The 16.4% increase in net sales dollars in 2022 versus 2021 was primarily the result of a 7.4% increase in copper wire sales, driven by a 7.9% increase in copper wire pounds shipped, partially offset by a 0.5% decrease in the average selling price of copper wire due to moderate decreases in copper commodity prices in the trailing six months of 2022.
Cost of goods sold was $1.912 billion, or 74.5% of net sales, in 2023 versus $1.905 billion, or 63.1% of net sales, in 2022 and $1.725 billion, or 66.5% of net sales in 2021. Gross profit decreased to $655.9 million, or 25.5% of net sales in 2023, compared to $1.112 billion, or 36.9% of net sales, in 2022 and $867.7 million, or 33.5% of net sales, in 2021.

Gross profit percentage for the twelve months ended December 31, 2023 was 25.5% compared to 36.9% during the same period in 2022 and 33.5% during the same period in 2021. The average selling price of wire per copper pound sold decreased 17.8% in the twelve months ended December 31, 2023 versus the twelve months ended December 31, 2022, while the average cost of copper per pound purchased decreased 3.7%. The overall increase in total volumes shipped, offset by an anticipated decrease in the average sales price during 2023, resulted in the decreased gross profit margin for the full year of 2023 when compared to 2022. The average selling price of wire per copper pound sold decreased 0.5% in the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021, while the average cost of copper per pound purchased decreased 2.7%.
Net income for the twelve months ended December 31, 2023 was $372.4 million versus $717.8 million in the same period in 2022 and $541.4 million in the same period in 2021. Fully diluted net earnings per common share were $21.62 in the twelve months ended December 31, 2023 versus $36.91 in the same period in 2022 and $26.22 in the same period in 2021.
Inventories consist of the following at December 31 (in thousands):

	2023	2022	2021
Raw materials	$64,512	$69,567	$54,012
Work-in-process	55,921	42,611	40,422
Finished goods	139,348	138,943	123,401
Total	259,781	251,121	217,835
Adjust to LIFO cost	(96,102)	(97,934)	(117,019)
Inventory	$163,679	$153,187	$100,816
The quantity of total copper inventory on hand in 2023 was consistent with our quantity of total copper inventory on hand in 2022. The other materials category, which includes a large number of raw materials, had quantity and price changes that included increases and decreases in various other materials. This resulted in a last-in, first-out (LIFO) method adjustment decreasing cost of sales by $1.8 million in 2023. We utilize the LIFO method because it results in a better matching of costs and revenues.
The quantity of total copper inventory on hand increased in 2022, compared to 2021. The other materials category, which includes a large number of raw materials, had quantity changes that included increases and decreases in various other materials. This resulted in a LIFO method adjustment decreasing cost of sales by $19.1 million in 2022.
Based on copper and other raw material prices, there were no lower of cost or market (LCM) adjustments necessary in the periods presented above.
Gross profit was $655.9 million, or 25.5% of net sales, in 2023 compared to $1.112 billion, or 36.9% of net sales, in 2022 and $867.7 million, or 33.5% of net sales, in 2021. The changes in gross profit were due to the factors discussed above.
Selling expenses, which are made up of freight and sales commissions, were $115.2 million in 2023, $133.7 million in 2022 and $109.5 million in 2021. Freight costs decreased in 2023 as a result of a decrease in overall freight rates compared to 2022. In 2022, freight costs increased as a result of increased sales volumes and an increase in overall freight rates, as compared to 2021. Commission costs decreased commensurate with the sales dollar decrease. As a percentage of net sales, selling expenses were 4.5% in 2023, 4.4% in 2022, and 4.2% in 2021. General and administrative expenses were $90.6 million in 2023, $63.7 million in 2022 and $57.6 million in 2021. As a percentage of net sales, general and administrative expenses were 3.5% in 2023 versus 2.1% in 2022 and 2.2% in 2021. Accounts receivable write-offs were $45 thousand in 2023 and zero in 2022 and 2021. The Company decreased the reserve for credit losses in 2023 by $1.3 million, did not record a reserve for credit losses in 2022, and increased the reserve by $1.5 million in 2021.
Net interest and other income was $33.3 million in 2023, $9.8 million in 2022 and $0.2 million in 2021. Both the increase in 2023 and 2022 reflect the economic impact of the pandemic and its effect on interest rates during the years and the resulting interest earned.
Our effective tax rate was 23.2% in 2023, 22.4% in 2022 and 22.6% in 2021. The differences between the provisions for income taxes and the income taxes computed using the federal income tax statutory rate are primarily due to state taxes and non-deductible expenses.

As a result of the foregoing factors, the Company’s net income was $372.4 million in 2023, $717.8 million in 2022 and $541.4 million in 2021.
Liquidity and Capital Resources
The following table summarizes the Company’s cash flow activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$455,206	$688,883	$418,418
Net cash used in investing activities	(164,535)	(148,350)	(118,155)
Net cash used in financing activities	(460,593)	(248,966)	(44,396)
Net increase in cash and cash equivalents	$(169,922)	$291,567	$255,867
Annual dividends paid	$1,376	$1,548	$1,633
The Company maintains a substantial inventory of finished products to satisfy customers’ prompt delivery requirements. As is customary in the industry, the Company provides payment terms to most of its customers that exceed terms that it receives from its suppliers. In general, the Company’s standard payment terms result in the collection of a significant majority of net sales within approximately 75 days of the date of the invoice. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and inventory. Capital expenditures have historically been necessary to expand and update the production capacity of the Company’s manufacturing operations. The Company has historically satisfied its liquidity and capital expenditure needs with cash generated from operations and borrowings under its various debt arrangements. We believe that the Company has sufficient liquidity, and will continue to have sufficient liquidity beyond the short-term outlook.
At December 31, 2023 and 2022, the Company had no debt outstanding.
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
The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2023, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.3 million left $199.7 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2023.
The Company paid interest totaling $0.4 million in 2023, 2022 and 2021, respectively, none of which was capitalized.
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently in June 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2023,

813,617 shares remained authorized for repurchase through March 31, 2024. Under this program, the Company repurchased 2,661,792 shares of its stock in 2023, 2,055,470 shares in 2022, and 475,557 shares in 2021.
Subsequently, in February 2024, the Board of Directors extended the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2025.
Net cash provided by operations decreased $233.7 million to $455.2 million in 2023 compared to $688.9 million in 2022 and $418.4 million in 2021. The decrease in cash provided by operations of $233.7 million in 2023 versus 2022 was due to several factors. Net income decreased to $372.4 million in 2023 from $717.8 million in 2022. Accounts receivable decreased $22.1 million in 2023 compared to increasing $7.6 million in 2022, resulting in a positive impact to cash flow of $29.7 million. Inventory, net increased $10.5 million in 2023 compared to increasing $52.4 million in 2022, producing a positive impact to cash flow of $41.9 million. Trade accounts payable and accrued liabilities positively impacted cash by $1.1 million in 2023 versus negatively impacting cash by $12.0 million in 2022, a positive swing of $13.1 million. These changes in cash flow were the primary drivers of the $233.7 million decrease in net cash flow provided by operations in 2023 versus 2022.
Net cash provided by operations increased $270.5 million to $688.9 million in 2022 compared to $418.4 million in 2021. The increase in cash provided by operations of $270.5 million in 2022 versus 2021 was due to several factors. Net income increased to $717.8 million in 2022 from $541.4 million in 2021. Accounts receivable increased $7.6 million in 2022 compared to increasing $216.8 million in 2021, resulting in a positive impact to cash flow of $209.2 million. Inventory, net increased $52.4 million in 2022 compared to increasing $8.5 million in 2021, producing a negative impact to cash flow of $43.9 million. Trade accounts payable and accrued liabilities negatively impacted cash by $12.0 million in 2022 versus favorably impacting cash by $66.9 million in 2021, a negative swing of $78.9 million. These changes in cash flow were the primary drivers of the $270.5 million increase in net cash flow provided by operations in 2022 versus 2021.
Net cash used in investing activities was $164.5 million in 2023 versus $148.4 million in 2022 and $118.2 million in 2021. In 2023, capital expenditures were used primarily for the purchase and installation of machinery and equipment throughout the Company. The construction of our new, state of the art, cross-link polyethylene (XLPE) compounding facility, which deepens our vertical integration related to wire and cable insulation, was completed in 2023. In 2022 and 2021, capital expenditures were used primarily for repurposing of our vacated distribution center, the construction of our new service center, and the purchase and installation of machinery and equipment throughout the Company.
The net cash used by financing activities of $460.6 million in 2023 consisted primarily of $460.2 million used to purchase Company stock and dividend payments of $1.4 million, partially offset by $0.9 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $249.0 million in 2022 consisted primarily of $247.6 million used to purchase Company stock and dividend payments of $1.5 million, partially offset by $0.2 million proceeds from issuance of Company stock related to employees exercising stock options. The net cash used by financing activities of $44.4 million in 2021 consisted primarily of $43.3 million used to purchase Company stock and dividend payments of $1.6 million, partially offset by $1.1 million proceeds from issuance of Company stock related to employees exercising stock options.
In 2022 we began construction on a new, state of the art, cross-link polyethylene (XLPE) compounding facility to deepen vertical integration related to wire and cable insulation. XLPE insulation is used in many applications including Data Centers, Oil and Gas, Transit, Waste-Water Treatment facilities, Utilities and Wind and Solar applications. The new facility is substantially completed, with start-up and optimization now in progress. Capital spending in 2024 through 2026 will further expand vertical integration in our manufacturing processes to reduce costs as well as modernize select wire manufacturing facilities to increase capacity and efficiency and improve our position as a sustainable and environmentally responsible company. Total capital expenditures were $148.4 million in 2022 and $164.5 million in 2023. Total capital expenditures are expected to range from $130 - $150 million in 2024, $130 - $150 million in 2025, and $100 - $120 million in 2026. These investments are expected to be funded with existing cash reserves and operating cash flows.
As of December 31, 2023, the Company had contractual obligations of $226.0 million, consisting of open purchase orders for major raw material purchases and $65.4 million of purchase orders for capital expenditures.
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
Inventories are stated at the lower of cost, using the LIFO method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and makes a monthly adjustment to adjust total inventory and cost of goods sold from FIFO to LIFO. The Company applies the LCM test by comparing the LIFO cost of its raw materials, work-in-process and finished goods inventories to estimated market values, which are based primarily upon the most recent quoted market price of copper and other raw materials and finished wire prices as of the end of each reporting period. The Company performs an LCM calculation quarterly. As of December 31, 2023, no LCM adjustment was required. However, decreases in copper and other material prices could necessitate establishing an LCM reserve in future periods. Additionally, future reductions in the quantity of inventory on hand could cause copper or other raw materials that are carried in inventory at costs different from the cost of copper and other raw materials in the period in which the reduction occurs to be included in costs of goods sold for that period at the different price.
Revenue from the sale of the Company’s products is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable, and collection is reasonably assured. A provision for payment discounts and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.
The Company has provided an allowance for credit losses on customer receivables based upon estimates of those customers’ inability to make required payments. Such allowance is established and adjusted based upon the makeup of the current receivable portfolio, past bad debt experience, and current market conditions. If the financial condition of our customers was to deteriorate and impair their ability to make payments to the Company, additional allowances for losses might be required in future periods.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards were adopted in 2023.
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
Interest Rate Risk
Interest rate risk is attributable to the Company’s long term debt. As of December 31, 2023, the Company was a party to the Amended 2021 Credit Agreement. Amounts outstanding under the 2021 Credit Agreement are payable on February 9, 2026, with interest payments due quarterly. At December 31, 2023, there were no amounts outstanding under the Amended 2021 Credit Agreement. There is an inherent rollover risk for borrowings under the Amended 2021 Credit Agreement as such borrowings mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Encore Wire Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encore Wire Corporation (the Company) as of December 31, 2023 and 2022, the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Valuation of inventories
Description of the Matter
At December 31, 2023, the Company’s inventory balance was $163.7 million. As discussed in Notes 1 and 2 to the financial statements, inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains two inventory pools for LIFO purposes. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at each month end.

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
Dallas, Texas
February 16, 2024

Encore Wire Corporation
Balance Sheets
As of December 31, 2023 and 2022
(In thousands, except share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$560,635	$730,557
Accounts receivable, net of allowance of $2,455 and $3,800	475,291	498,762
Inventories, net	163,679	153,187
Income taxes receivable	4,769	15,143
Prepaid expenses and other	6,201	3,992
Total current assets	1,210,575	1,401,641
Property, plant and equipment, net	756,863	616,601
Other assets	474	490
Total assets	$1,967,912	$2,018,732

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$80,548	$62,780
Accrued liabilities	79,590	81,381
Total current liabilities	160,138	144,161
Deferred income taxes and other	60,197	55,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000; none issued	—	—
Common stock, $.01 par value:
Authorized shares – 40,000,000;
Issued shares – 27,276,834 and 27,139,611	273	271
Additional paid-in capital	106,035	83,622
Treasury stock, at cost – 11,661,524 and 8,999,732 shares	(867,222)	(402,639)
Retained earnings	2,508,491	2,137,412
Total stockholders’ equity	1,747,577	1,818,666
Total liabilities and stockholders’ equity	$1,967,912	$2,018,732
See accompanying notes.

Encore Wire Corporation
Statements of Income
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands, except per share data)

	2023	2022	2021
Net sales	$2,567,722	$3,017,555	$2,592,721
Cost of goods sold	1,911,839	1,905,134	1,724,975
Gross profit	655,883	1,112,421	867,746

Selling, general and administrative expenses	204,510	197,418	168,543
Operating income	451,373	915,003	699,203

Net interest and other income	33,268	9,847	194
Income before income taxes	484,641	924,850	699,397

Provision for income taxes	112,242	207,009	157,975
Net income	$372,399	$717,841	$541,422
Earnings per common and common equivalent share – basic	$22.07	$37.47	$26.49
Earnings per common and common equivalent share – diluted	$21.62	$36.91	$26.22
Weighted average common and common equivalent shares outstanding – basic	16,873	19,159	20,439
Weighted average common and common equivalent shares outstanding – diluted	17,223	19,446	20,649
Cash dividends declared per share	$0.08	$0.08	$0.08
See accompanying notes.

Encore Wire Corporation
Statements of Stockholders' Equity
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2021	27,025	$270	$67,885	(6,468)	$(111,718)	$881,292	$837,729
Net income	—	—	—	—	—	541,422	541,422
Exercise of stock options	35	1	1,083	—	—	—	1,084
Stock-based compensation	23	—	3,785	—	—	—	3,785
Dividend declared—$0.08 per share	—	—	—	—	—	(1,635)	(1,635)
Purchase of treasury stock	—	—	—	(476)	(43,296)	—	(43,296)
Balance at December 31, 2021	27,083	271	72,753	(6,944)	(155,014)	1,421,079	1,339,089
Net income	—	—	—	—	—	717,841	717,841
Exercise of stock options	4	—	207	—	—	—	207
Stock-based compensation	52	—	10,662	—	—	—	10,662
Dividend declared—$0.08 per share	—	—	—	—	—	(1,508)	(1,508)
Purchase of treasury stock	—	—	—	(2,056)	(247,625)	—	(247,625)
Balance at December 31, 2022	27,139	271	83,622	(9,000)	(402,639)	2,137,412	1,818,666
Net income	—	—	—	—	—	372,399	372,399
Exercise of stock options	22	—	936	—	—	—	936
Stock-based compensation	115	2	21,477	—	—	—	21,479
Dividend declared—$0.08 per share	—	—	—	—	—	(1,320)	(1,320)
Purchase of treasury stock	—	—	—	(2,662)	(464,583)	—	(464,583)
Balance at December 31, 2023	27,276	$273	$106,035	(11,662)	$(867,222)	$2,508,491	$1,747,577
See accompanying notes.

Encore Wire Corporation
Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Operating Activities
Net income	$372,399	$717,841	$541,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,052	26,232	23,288
Deferred income taxes	4,342	19,539	2,264
Stock-based compensation attributable to equity awards	21,477	10,662	3,786
Other	4,163	1,796	5,831
Changes in operating assets and liabilities:
Accounts receivable	22,126	(7,636)	(216,808)
Inventories	(10,492)	(52,371)	(8,494)
Other assets	(2,318)	(980)	(62)
Trade accounts payable and accrued liabilities	1,083	(12,008)	66,886
Current income taxes receivable / payable	10,374	(14,192)	305
Net cash provided by operating activities	455,206	688,883	418,418

Investing Activities
Purchases of property, plant and equipment	(164,563)	(148,350)	(118,252)
Proceeds from sale of assets	28	—	97
Net cash used in investing activities	(164,535)	(148,350)	(118,155)

Financing Activities
Deferred financing fees	—	—	(550)
Purchase of treasury stock	(460,155)	(247,625)	(43,296)
Proceeds from issuance of common stock, net	938	207	1,083
Dividends paid	(1,376)	(1,548)	(1,633)
Net cash used in financing activities	(460,593)	(248,966)	(44,396)

Net increase (decrease) in cash and cash equivalents	(169,922)	291,567	255,867
Cash and cash equivalents at beginning of period	730,557	438,990	183,123
Cash and cash equivalents at end of period	$560,635	$730,557	$438,990
See accompanying notes.

Encore Wire Corporation
Notes to Financial Statements
December 31, 2023
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive and revenue we recognize includes estimates for trade payment discounts and customer rebates, which are estimated using historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments resulting from updated estimates of trade payment discounts and customer rebates were not material.
Freight Expenses
The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $51.2 million, $58.9 million and $47.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
At December 31, 2023 and 2022, the carrying value of cash and cash equivalents is based on Level 1 measurements.
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

Allowance for Credit Losses (In Thousands)	2023	2022	2021
Beginning balance January 1	$3,800	$3,800	$2,215
Write-offs of bad debts	(45)	—	—
Collection of previous write-offs	—	—	122
Adjustment to allowance for credit losses	(1,300)	—	1,463
Ending balance at December 31	$2,455	$3,800	$3,800
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2023 and 2022, the Company’s cash equivalents consisted of investments in money market accounts with the Company’s banks.
Inventories
Inventories are stated at the lower of cost, using the LIFO method, or market. The Company evaluates the market value of its raw materials, work-in-process and finished goods inventory primarily based upon current raw material and finished goods prices at the end of each period.
Property, Plant, and Equipment

Property, plant and equipment is recorded at cost. Depreciation is recorded on a straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements, 3 to 45 years; machinery and equipment, 2 to 20 years; and furniture and fixtures, 5 to 20 years. Accelerated cost recovery methods are used for tax purposes. Repairs and maintenance costs are expensed as incurred. In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of its buildings were longer than the estimated useful lives used for depreciation purposes in the Company's financial statements. As a result, effective September 1, 2023, the Company changed some of its estimates of the useful lives of its buildings to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of some of the buildings that previously averaged 35 years were increased to an average of 45 years. The effect of this change in estimate was not material to the financial statements.
Stock-Based Compensation
Compensation cost for all stock-based compensation expected to vest is measured at fair value on the date of grant and recognized over the related service period. The fair value of stock awards is determined based on the number of shares granted and the quoted price of Encore’s common stock, and the fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes model. Such value is recognized as expense over the service period on a straight-line basis. Actual forfeitures are recorded as a cumulative adjustment in the period they occur.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP, along with the Securities and Exchange Commission ("SEC") and Public Company Accounting Oversight Board (“PCAOB”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. No new standards were adopted in 2023.

2. Inventories
Inventories consist of the following as of December 31:

In Thousands	2023	2022
Raw materials	$64,512	$69,567
Work-in-process	55,921	42,611
Finished goods	139,348	138,943
Total	259,781	251,121
Adjust to LIFO cost	(96,102)	(97,934)
Inventory, net	$163,679	$153,187
There were no liquidations of inventories that had a material impact on the Company’s results of operations for any period presented.
3. Property, Plant and Equipment, net
Property, plant and equipment consist of the following as of December 31:

In Thousands	2023	2022
Land and land improvements	$90,162	$85,286
Construction-in-progress	163,514	125,809
Buildings and improvements	313,691	232,758
Machinery and equipment	478,060	438,303
Furniture and fixtures	17,231	15,178
Property, plant and equipment, gross	1,062,658	897,334
Accumulated depreciation	(305,795)	(280,733)
Property, plant and equipment, net	$756,863	$616,601
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $31.9 million, $26.1 million and $23.2 million, respectively.
4. Accrued Liabilities
Accrued liabilities consist of the following as of December 31:

In Thousands	2023	2022
Sales rebates payable	$39,123	$40,909
Stock Appreciation Rights (SAR) Liability	22,182	20,282
Property taxes payable	5,827	5,287
Accrued salaries	6,947	7,616
Other accrued liabilities	5,511	7,287
Total accrued liabilities	$79,590	$81,381
5. Debt
At December 31, 2023 and 2022, the Company had no debt outstanding.
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

The 2021 Credit Agreement contains provisions to replace LIBOR with a replacement rate as described in the 2021 Credit Agreement. On October 20, 2022, the Company entered into the First Amendment to the 2021 Credit Agreement (the “Amended 2021 Credit Agreement”) which replaced LIBOR with BSBY as permitted under the 2021 Credit Agreement. Borrowings under the line of credit bear interest, at the Company’s option, at either (1) BSBY plus a margin that varies from 1.000% to 1.875% depending upon the Leverage Ratio (as defined in the 2021 Credit Agreement), or (2) the base rate (which is the highest of the federal funds rate plus 0.5%, the prime rate, or BSBY plus 1.0%) plus 0% to 0.375% (depending upon the Leverage Ratio). A commitment fee ranging from 0.20% to 0.325% (depending upon the Leverage Ratio) is payable on the unused line of credit. At December 31, 2023, there were no borrowings outstanding under the Amended 2021 Credit Agreement, and letters of credit outstanding in the amount of $0.3 million left $199.7 million of credit available under the Amended 2021 Credit Agreement. Obligations under the Amended 2021 Credit Agreement are the only contractual borrowing obligations or commercial borrowing commitments of the Company.
Obligations under the Amended 2021 Credit Agreement are unsecured and contain customary covenants and events of default. The Company was in compliance with the covenants as of December 31, 2023.
The Company paid interest totaling $0.4 million in 2023, 2022 and 2021, respectively, none of which was capitalized.
6. Income Taxes
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax on “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements). Based on application of currently available guidance, the Company does not expect the IRA to have a material adverse impact to its financial statements.
The provision for income tax expense is summarized as follows for the years ended December 31:

In Thousands	2023	2022	2021
Current:
Federal	$100,472	$175,090	$143,392
State	7,428	12,379	12,319
Deferred:
Federal	4,115	19,797	2,132
State	227	(257)	132
Total income tax expense	$112,242	$207,009	$157,975
The differences between the provision for income taxes and income taxes computed using the federal income tax rate are as follows for the years ended December 31:

In Thousands	2023	2022	2021
Amount computed using the statutory rate	$101,775	$194,218	$146,873
State income taxes, net of federal tax benefit	6,047	9,576	9,836
162(m) disallowance	5,687	3,244	1,355
Other	(1,267)	(29)	(89)
Total income tax expense	$112,242	$207,009	$157,975

The tax effect of each type of temporary difference giving rise to the net deferred tax liability at December 31 is as follows:

In Thousands	2023	2022
Depreciation	$(65,688)	$(60,304)
Inventory	(2,462)	(2,080)
Allowance for credit losses	545	843
Uniform capitalization rules	1,110	574
Stock-based compensation	6,170	4,791
Other	343	536
Net deferred income tax liability	$(59,982)	$(55,640)
The Company's inventory costing method for federal income tax purposes differs from the method allowed by GAAP. Both methods of inventory costing result in the same recovery of inventory. However, the timing of the recovery varies. As of December 31, 2023, the Company's tax inventory exceeds its book inventory, which created a deferred tax liability of $2.5 million.
The Company made income tax payments of $97.7 million in 2023, $201.7 million in 2022 and $155.5 million in 2021.
The Company’s federal income tax returns for the years subsequent to December 31, 2019 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2018. The Company has no reserves for uncertain tax positions as of December 31, 2023 and 2022. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the statements of income.

7. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows for the years ended December 31:

In Thousands	2023	2022	2021
Restricted Stock Units	$20,738	$9,054	$1,889
Stock grants	1,018	724	489
Stock options	21	289	435
Stock appreciation rights (“SARs”)	23,438	7,319	22,188
Restricted Stock Awards	986	1,005	1,005
Total stock-based compensation expense	$46,201	$18,391	$26,006
In 2020, the Board of Directors adopted a new incentive plan called the Encore Wire 2020 Long Term Incentive Plan (the “2020 LTIP”) which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders. The 2020 LTIP permits the granting of 1,000,000 securities in the form of options to purchase shares of common stock, stock appreciation rights, restricted common stock, restricted stock units, unrestricted common stock, dividend equivalents, cash awards, or performance awards to non-employee directors, officers and employees of the Company. As of December 31, 2023, 463,550 securities remained available for grant under the 2020 LTIP.
Restricted Stock Units:
Restricted units granted to employees vest ratably over a period of three years from the time the restricted units were granted. During the years ended December 31, 2023, 2022, and 2021 the Company granted 236,800 units, 177,200 units, and 98,600 units respectively, of restricted stock to employees pursuant to the 2020 Long Term Incentive Plan, with weighted grant date fair values of $149.62, $127.58, and $61.92 per unit, respectively. As of December 31, 2023, there was $32.3 million of total unrecognized compensation cost related to unvested units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The following presents a summary of restricted stock activity for the year ended December 31, 2023:

		Weighted Average
	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2023	241,436	$109.69
Granted	236,800	149.62
Vested	(91,432)	103.97
Forfeited/Canceled	—	—
Unvested at December 31, 2023	386,804	$135.49
Stock Grants:
In May 2023, the Company granted 1,250 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $162.93 per share. In May 2022, the Company granted 1,250 shares of stock to 4 non-employee directors with a grant date fair value of $123.45 per share. In September 2022, the Company granted 850 shares of stock to 1 non-employee director with a grant date fair value of $125.37 per share. In May 2021, the Company granted 1,250 shares of stock to each of the 5 non-employee directors, with a grant date fair value of $78.29 per share.
Stock Options:
No stock option awards were granted in 2023, 2022 or 2021. Options vest ratably over a period of five years from the time the options were granted. The maximum term of any option previously granted under the 2010 Stock Option Plan or granted in the future under the 2020 LTIP is ten years. New shares are issued upon the exercise of options.

The following presents a summary of stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	275,500	$43.06
Exercised	(22,000)	42.53
Forfeited/Canceled	—	—
Outstanding at December 31, 2023	253,500	$43.10	2.7 years	$43,222
Vested and exercisable at December 31, 2023	253,500	$43.10	2.7 years	$43,222
During the years ended December 31, 2023, 2022 and 2021, the total intrinsic value of options exercised was $2.9 million, $0.2 million and $3.1 million, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.
Stock Appreciation Rights:
In 2014, the Board of Directors adopted a new stock appreciation rights plan called the Encore Wire 2014 Stock Appreciation Rights Plan (the “2014 SARs Plan”). The 2014 SARs Plan permits the grant of SARs that may only be settled in cash to non-executive officers and employees of the Company. SARs granted to employees vest ratably over a period of five years from the time the SARs were granted. The maximum term of any SARs granted under the 2014 SARs Plan is ten years. These awards are classified as liability awards. The liability balances were $22.2 million and $20.3 million at December 31, 2023 and 2022, respectively, and are included in accrued liabilities. Compensation cost for these awards is determined using a fair value method and remeasured at each reporting date until the date of settlement. As of December 31, 2023, a total of 172,008 SARs were outstanding under the 2014 SARs Plan. No SARs were granted subsequent to 2020 as this plan was replaced with a long-term deferred cash compensation plan.
The following presents a summary of SARs activity for the year ended December 31, 2023:

	Cash-settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	332,164	$54.18
Exercised	(153,556)	52.82
Forfeited/Canceled	(6,600)	56.47
Outstanding at December 31, 2023	172,008	$55.31	5.4 years	$27,228
Vested and exercisable at December 31, 2023	69,608	$53.51	5.0 years	$11,143
The fair value of SARs outstanding during the years ended December 31, 2023, 2022 and 2021, are revalued each quarter using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.17%	4.46%	0.70%
Expected dividend yield	0.04%	0.06%	0.06%
Expected volatility	32.60%	44.03%	38.64%
Expected lives	0.6 years	1.3 years	2.1 years
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
During the years ended December 31, 2023, 2022 and 2021, the weighted average fair value of SARs was $159.92, $87.20 and $90.04, respectively, and the total intrinsic value of SARs exercised was $21.5 million, $9.1 million and $5.4 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to non-vested SARs of $5.3 million was expected to be recognized over a weighted average period of 1.0 years.
Restricted Stock Awards:
Restricted shares granted to employees vest ratably over a period of five years from the time the restricted shares were granted. No restricted shares were granted subsequent to 2020. As of December 31, 2023, there was $0.4 million of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the year ending December 31, 2023 was $4.4 million.
The following presents a summary of restricted stock activity for the year ended December 31, 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2023	41,000	$57.00
Granted	—	—
Vested	(26,000)	56.60
Unvested at December 31, 2023	15,000	$57.69
8. Earnings Per Share
The following table sets forth certain components of the computation of basic and diluted earnings per share for the years ended December 31:

In Thousands	2023	2022	2021
Numerator:
Net income	$372,399	$717,841	$541,422

Denominator:
Denominator for basic earnings per share – weighted average shares	16,873	19,159	20,439

Effect of dilutive securities:
Employee stock awards	350	287	210

Denominator for diluted earnings per share – weighted average shares	17,223	19,446	20,649
Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

In Thousands, Except Per Share Data	2023	2022	2021
Weighted average anti-dilutive stock options	—	—	—

Weighted average exercise price per share	$—	$—	$—

9. Stockholders’ Equity
On November 10, 2006, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an authorized number of shares of its common stock from time to time in the open market or private transactions at the Company's discretion. This authorization originally expired on December 31, 2007, and the Company’s

Board of Directors has authorized several increases and annual extensions of this stock repurchase program, most recently in June 2023, authorizing the repurchase of up to 2,000,000 shares of our common stock. As of December 31, 2023, 813,617 shares remained authorized for repurchase through March 31, 2024. Under this program, the Company repurchased 2,661,792 shares of its stock in 2023, 2,055,470 shares in 2022 and 475,557 shares in 2021.
Subsequently, in February 2024, the Board of Directors extended the repurchase authorization for up to 2,000,000 shares of our common stock through March 31, 2025.
10. Contingencies
There are no material pending proceedings to which the Company is a party or to which any of its property is subject. However, the Company is from time to time involved in litigation, certain other claims and arbitration matters arising in the ordinary course of its business.
11. Encore Wire Corporation 401(k) Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”) that permits eligible employees to make self-directed contributions of their compensation, a portion of which is matched by the Company, subject to applicable limitations. At the discretion of its Board of Directors, the Company may, but is not required to, make profit-sharing contributions to the Plan on behalf of its employees. The Company’s matching contributions were $4.3 million, $3.7 million and $3.0 million in 2023, 2022 and 2021, respectively.
12. Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended
2023	March 31	June 30	September 30	December 31
Net sales	$660,492	$636,460	$636,991	$633,779
Gross profit	205,085	166,148	148,242	136,408
Net income	119,483	104,741	82,052	66,123
Earnings per common share – basic	6.60	6.13	4.93	4.21
Earnings per common share – diluted	6.50	6.01	4.82	4.10

	Three Months Ended
2022	March 31	June 30	September 30	December 31
Net sales	$723,072	$838,235	$762,363	$693,885
Gross profit	243,747	320,772	299,447	248,455
Net income	161,531	210,538	191,773	153,998
Earnings per common share – basic	8.08	10.84	10.11	8.43
Earnings per common share – diluted	7.96	10.71	9.97	8.28

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013 Framework). Based on our assessment, we concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has also audited the Company’s internal control over financial reporting as of December 31, 2023. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears directly below.
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

We have audited Encore Wire Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Encore Wire Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 16, 2024

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the quarter and year ended 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Corporate Governance and Other Board Matters” and, if applicable, “Delinquent Section 16(a) Reports” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2024 setting forth certain information with respect to the directors of the Company, Section 16(a) reporting obligations of directors and officers, the Company’s audit committee, the Company’s audit committee financial expert and the procedures by which security holders may recommend nominees to the Board of Directors are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
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
Item 11. Executive Compensation.
The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2024, sets forth certain information with respect to the compensation of management of the Company and compensation committee interlocks and insider participation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2024 sets forth certain information with respect to the ownership of the Company’s common stock, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	253,500	$43.10	(2)	463,550	(3)
(1) Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 15,000 shares of restricted stock that are issued and outstanding.
(2) Weighted average exercise price of outstanding options excludes time-based restricted stock units.
(3) Represents securities remaining available for issuance under our 2020 Long Term Incentive Plan as of December 31, 2023 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The sections entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Corporate Governance and Other Board Matters — Board Independence” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2024 set forth certain information with respect to certain relationships and related transactions, and director independence, and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The Section entitled “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 7, 2024, sets forth certain information with respect to certain fees paid to accountants, and is incorporated herein by reference.

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

31.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 16, 2024 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated February 16, 2024 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Daniel L. Jones, Chairman, President and Chief Executive Officer of the Company, dated February 16, 2024 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Bret J. Eckert, Executive Vice President and Chief Financial Officer of the Company, dated February 16, 2024 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Encore Wire Corporation Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101
*    Management contract or compensatory plan
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2024	ENCORE WIRE CORPORATION

	By:	/s/ Daniel L. Jones
Daniel L. Jones Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. JONES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2024
Daniel L. Jones

/s/ BRET J. ECKERT	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2024
Bret J. Eckert

/s/ GINA A. NORRIS	Director	February 16, 2024
Gina A. Norris

/s/ WILLIAM R. THOMAS	Director	February 16, 2024
William R. Thomas

/s/ W. KELVIN WALKER	Director	February 16, 2024
W. Kelvin Walker

/s/ SCOTT D. WEAVER	Director	February 16, 2024
Scott D. Weaver

/s/ JOHN H. WILSON	Lead Independent Director	February 16, 2024
John H. Wilson